Form 10-Q
period 2017-04-30
Okta, Inc.
filed 2017-06-08
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 MOR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number : 001-38044
_____________________________________
Okta, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)		26-4175727 (I.R.S. Employer Identification Number)
301 Brannan Street San Francisco, California 94107 (Address of Principal executive offices)
Registrant’s telephone number, including area code: (888) 722-7871
___________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 31, 2017, the number of shares of registrant’s Class A common stock outstanding was 13,373,424 and the number of shares of the registrant’s Class B Common Stock outstanding was 81,912,432.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”
Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond Okta’s control. Okta’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, risks detailed in “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,726	$23,282
Short-term investments	2,500	14,390
Accounts receivable, net of allowances of $1,025 and $1,306	32,171	34,544
Deferred commissions	13,131	13,549
Prepaid expenses and other current assets	10,271	7,025
Total current assets	279,799	92,790
Property and equipment, net	13,180	11,026
Deferred commissions, noncurrent	9,463	10,050
Intangible assets, net	9,835	9,155
Goodwill	6,282	2,630
Other assets	1,671	4,984
Total assets	$320,230	$130,635
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,909	$11,897
Accrued expenses and other current liabilities	4,822	5,853
Accrued compensation	6,613	9,866
Deferred revenue	115,717	108,012
Total current liabilities	143,061	135,628
Deferred revenue, noncurrent	4,927	5,711
Other liabilities, noncurrent	6,323	4,947
Total liabilities	154,311	146,286
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	—	227,954
Stockholders’ equity (deficit):
Preferred stock	—	—
Class A common stock	1	—
Class B common stock	8	2
Additional paid-in capital	483,019	44,469
Accumulated other comprehensive loss	(99)	(167)
Accumulated deficit	(317,010)	(287,909)
Total stockholders’ equity (deficit)	165,919	(243,605)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$320,230	$130,635

See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016

Revenue
Subscription	$48,357	$27,563
Professional services and other	4,650	4,224
Total revenue	53,007	31,787
Cost of revenue
Subscription	11,157	7,460
Professional services and other	6,306	4,919
Total cost of revenue	17,463	12,379
Gross profit	35,544	19,408
Operating expenses
Research and development	15,359	8,766
Sales and marketing	37,180	26,401
General and administrative	11,639	6,945
Total operating expenses	64,178	42,112
Operating loss	(28,634)	(22,704)
Other income (expense), net	(19)	32
Loss before income taxes	(28,653)	(22,672)
Provision for income taxes	248	81
Net loss	$(28,901)	$(22,753)

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.22)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,783	18,574
See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016

Net loss	$(28,901)	$(22,753)
Net change in unrealized gains on available-for-sale securities	—	32
Foreign currency translation adjustments	68	47
Other comprehensive income	68	79
Comprehensive loss	$(28,833)	$(22,674)

See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016

Operating activities:
Net loss	$(28,901)	$(22,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	1,575	887
Stock-based compensation	8,906	3,369
Amortization of deferred commissions	4,039	3,053
Other	270	(130)
Changes in operating assets and liabilities:
Accounts receivable	2,243	3,090
Deferred commissions	(3,033)	(2,756)
Prepaid expenses and other assets	(3,143)	(2,876)
Accounts payable	3,782	3,681
Accrued compensation	(2,121)	(2,855)
Accrued expenses and other liabilities	(223)	(182)
Deferred revenue	6,920	2,437
Net cash used in operating activities	(9,686)	(15,035)
Investing activities:
Capitalization of internal-use software costs	(1,208)	(1,232)
Purchases of property and equipment and other	(2,448)	(927)
Proceeds from sales of securities available for sale	1,538	—
Proceeds from maturities and redemption of securities available for sale	10,335	3,000
Net cash provided by investing activities	8,217	841
Financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	199,997	—
Payments of deferred offering costs	(2,246)	(390)
Proceeds from stock option exercises, net of repurchases, and other	2,564	124
Principal payments on financing arrangements	(207)	(71)
Net cash provided by (used in) financing activities	200,108	(337)
Effects of changes in foreign currency exchange rates on cash and cash equivalents	68	47
Net increase (decrease) in cash and cash equivalents and restricted cash	198,707	(14,484)
Cash and cash equivalents and restricted cash at beginning of year	23,282	58,081
Cash and cash equivalents and restricted cash at end of year	$221,989	$43,597

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	$328	$356
Issuance of common stock in connection with warrant exercises	272	—
Deferred offering costs, accrued but not yet paid	1,772	125
Property and equipment and other, accrued but not yet paid	1,931	1,183
Issuance of common stock in connection with business combination	2,160	—
Conversion of redeemable convertible preferred stock to common stock	228,362	—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$221,726	$39,714
Restricted cash, noncurrent	263	3,883
Total cash, cash equivalents and restricted cash	$221,989	$43,597
 See notes to condensed consolidated financial statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) pioneered identity in the cloud. The Okta Identity Cloud enables customers to secure their users and connect them to technology, anywhere, anytime and from any device. The Company was originally incorporated in January 2009 as SaaSure Inc., a California corporation, and, in April 2010, the Company reincorporated in Delaware as Okta, Inc. The Company is headquartered in San Francisco, California.
Initial Public Offering
In April 2017, the Company completed an initial public offering (IPO), in which the Company issued and sold 12,650,000 shares of its newly authorized Class A common stock, which included 1,650,000 shares sold pursuant to the exercise by the underwriters’ option to purchase additional shares at a public offering price of $17.00 per share. The Company received aggregate proceeds of $200.0 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then reclassified into Class B common stock. See Note 9 for additional details.
As of April 30, 2017, 12,782,342 shares of the Company’s Class A common stock and 82,442,536 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO and shares converted from Class B common stock upon exercise of stock options subsequent to the IPO.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated balance sheet as of January 31, 2017 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of operations, statements of comprehensive loss and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2018 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ending January 31, 2018.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 7, 2017 (the Prospectus).

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the relative selling prices for the Company’s services, determination of the fair value of the Company’s common stock prior to the completion of the IPO, valuation of the Company’s stock-based awards, valuation of deferred income tax assets and contingencies.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended April 30, 2017, except as noted below:
Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2017 Employee Stock Purchase Plan (ESPP), is based on the fair value of the awards on the date of grant. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period, for stock options, restricted stock units (RSUs) and restricted stock, and over the offering period, for the purchase rights issued under the ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the RSUs is determined using the fair value of the Company’s Class A common stock on the date of grant. Prior to adoption of ASU 2016-09, the stock-based compensation was recorded net of estimated forfeitures.
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new guidance was intended to simplify several areas of accounting for stock-based compensation arrangements, including the accounting for income taxes, the classification of excess tax benefits on the statement of cash flows and the accounting for forfeitures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this guidance in the three months ended April 30, 2017. The new guidance allows entities to account for forfeitures as they occur. The Company elected to account for forfeitures as they occur and adopted this provision on a modified retrospective basis. An adjustment of $0.2 million representing cumulative prior years’ impact was recognized as an adjustment to decrease retained earnings in the period of adoption. The adoption of the amendments related to the accounting for income taxes and classification of excess tax benefits on the statement of cash flows are adopted prospectively. See Note 11 for further details of the effects of adoption of the new accounting standard on income taxes. Adoption of all other changes in the new guidance did not have a significant impact on the Company's consolidated financial statements.
The Company accounts for equity awards issued to employees and non-employees based on the fair value of the award, determined using the Black-Scholes option valuation model. The unvested options issued to non-employees are remeasured to fair value at the end of each reporting period. Prior to the IPO, the fair value of the Company’s common stock was determined by the estimated fair value of the Company’s common stock at the time of grant. After the IPO, the Company uses the market closing price of its Class A common stock on the date of grant for the fair value.
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses.

The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested RSUs, employee stock purchase plan, shares subject to repurchase from early exercised options, and common stock and restricted stock issued in connection with certain business combinations are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
Since the Company's IPO, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and has modified the standard thereafter. The standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Under the retrospective transition method, the standard applies to contracts in all reporting periods presented. Under the modified retrospective transition method, the standard applies only to contracts still open as of February 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company is currently evaluating the retrospective transition method.
Upon initial evaluation, the Company believes the key changes in the standard that may impact its accounting for revenue recognition include contract modifications. In addition, the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will affect the Company’s accounting for sales commissions and the determination of related customer life for amortization purposes. The Company has assigned internal resources, engaged a third-party service provider and has a preliminary project plan to evaluate the impacts of implementation, including systems implementations. The Company will continue to evaluate and analyze all other aspects of Topic 606 that may impact it.
In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. ASU 2016-01 is effective for fiscal years, beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its condensed consolidated financial statements, if any.
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of this guidance to have any impact on the Company’s financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-04), which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations,” adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company has not early adopted this guidance and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
3. Business Combinations
On February 17, 2017, the Company acquired the rights to hire certain employees and a non-exclusive intellectual property license from Stormpath, Inc. (Stormpath), a privately-held technology company which had built a user management and authentication service for software development teams. The transaction has been accounted for as a business combination and is expected to enhance the Company’s product offerings and service by leveraging the talents of the engineering teams. The total consideration of $3.7 million, consisting of 200,000 shares of common stock valued at $2.2 million issued to Stormpath and replacement awards of $1.5 million issued to the hired employees, was recognized as goodwill. See Note 10 for further details on replacement awards issued in this transaction. Goodwill is not deductible for tax purposes.
Pro forma results of operations for the transaction have not been presented as they were not material to the condensed consolidated statements of operations.
In addition, the Company issued an incremental 800,000 shares of restricted common stock valued at $8.6 million to Stormpath in connection with the transaction. These shares of restricted common stock will vest ratably on the first and second anniversaries of the transaction date upon achieving the respective performance conditions, including the continued employment of certain employees with Okta and the wind down of Stormpath, Inc. entity. The aggregate fair value, as determined on the date of the transaction, of the shares of restricted common stock will be recognized as post-combination stock-based compensation in the statement of operations over two years based on an accelerated attribution method. See Note 10 for further details.
4. Cash Equivalents and Short-term Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s cash equivalents and short-term investments as of April 30, 2017 and January 31, 2017 were as follows (in thousands):

	As of April 30, 2017
	(unaudited)
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$217,651	$—	$—	$217,651
Investments:
Corporate debt securities	2,500	—	—	2,500
Total short-term investments	$2,500	$—	$—	$2,500
Total	$220,151	$—	$—	$220,151

	As of January 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Investments:
Asset-backed securities	1,538	—	—	1,538
Corporate debt securities	12,842	13	(3)	12,852
Total short-term investments	$14,380	$13	$(3)	$14,390
Total	$24,945	$13	$(3)	$24,955
All short-term investments were designated as available-for-sale securities as of April 30, 2017 and January 31, 2017.
The Company had one and five short-term investments in unrealized loss positions as of April 30, 2017 and January 31, 2017, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2017 or 2016.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of April 30, 2017 and January 31, 2017.
The following tables present the contractual maturities of the Company’s short-term investments as of April 30, 2017 and January 31, 2017 (in thousands):

	As of April 30, 2017
	(unaudited)
	Amortized Cost	Estimated Fair Value
Due within one year	$2,500	$2,500
Due between one to five years	—	—
	$2,500	$2,500

	As of January 31, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$12,842	$12,852
Due between one to five years	1,538	1,538
	$14,380	$14,390
5. Fair Value Measurements
The Company measures its financial assets at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Three levels of inputs maybe used to measure as follows:
Level 1-Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2-Valuations based on inputs that are directly or indirectly observable in the marketplace.
Level 3-Valuations based on unobservable inputs that are supported by little or no market activity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of April 30, 2017
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$217,651	$—	$—	$217,651
Short-term investments:
Corporate debt securities	—	2,500	—	2,500
Total short-term investments	—	2,500	—	2,500
Total cash equivalents and short-term investments	$217,651	$2,500	$—	$220,151

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Short-term investments:
Asset-backed securities	—	1,538	—	1,538
Corporate debt securities	—	12,852	—	12,852
Total short-term investments	—	14,390	—	14,390
Total cash equivalents and short-term investments	$10,565	$14,390	$—	$24,955
Liabilities:
Series B redeemable convertible preferred stock warrant	$—	$—	$304	$304

Level 3 instruments consist solely of the Company’s Series B redeemable convertible preferred stock warrant liability. During the three months ended April 30, 2017, the Series B redeemable convertible preferred stock warrant was exercised, the corresponding warrant liability was remeasured to fair value, as recognized in other income (expense), net in the condensed consolidated statements of operations, and reclassified to additional paid-in capital.
The change in the fair value of the Series B redeemable convertible preferred stock warrant was as follows (in thousands):

Balance at January 31, 2017	$304
Increase in fair value of warrant through exercise date	103
Reclassification of remaining warrant liability to additional paid-in capital	(407)
Balance at April 30, 2017	$—
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable and the financing arrangements (see Note 7) approximate fair value due to their short-term maturities and are excluded from the fair value table above.
6. Goodwill and Intangible Assets, net
Goodwill
During the three months ended April 30, 2017, the Company recorded $3.7 million of goodwill related to its transaction with Stormpath (see Note 3). As of April 30, 2017 and January 31, 2017, goodwill was $6.3 million and $2.6 million, respectively. No goodwill impairments were recorded during the three months ended April 30, 2017 and 2016, respectively.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2017
	(unaudited)
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$12,275	$(3,116)	$9,159
Software licenses	1,023	(347)	676
Purchased developed technology	570	(570)	—
	$13,868	$(4,033)	$9,835

	As of January 31, 2017
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$10,859	$(2,487)	$8,372
Software licenses	1,093	(314)	779
Purchased developed technology	570	(566)	4
	$12,522	$(3,367)	$9,155
Included in capitalized internal-use software costs was $0.2 million and $0.1 million of stock-based compensation costs, during the three months ended April 30, 2017 and 2016, respectively.
Amortization expense was $0.7 million and $0.3 million during three months ended April 30, 2017 and 2016, respectively.
7. Debt and Financing Arrangements
Loan and Security Agreement
On March 10, 2014, the Company entered into a line of credit and term loan agreement with Silicon Valley Bank (SVB) in the amount of $5.0 million and $10.0 million, respectively. On June 17, 2015, the Company expanded its line of credit from $5.0 million to $20.0 million and extended the term by one year to mature on March 10, 2017. On November 21, 2016, the Company amended the agreement to extend the maturity date to November 21, 2018 and increase the borrowing capacity of the line of credit (Revolving Line) to $40.0 million. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $5.4 million as of April 30, 2017 and January 31, 2017 established in connection with facility lease agreements. As of April 30, 2017 and January 31, 2017, the Company had no outstanding balance on the line of credit.

Proceeds from loans made under the Revolving Line may be borrowed, repaid and reborrowed until November 21, 2018. Repayment of any outstanding proceeds are payable on November 21, 2018, but may be prepaid without penalty. Borrowings under the Revolving Line bear interest at an annual rate based on the one-year Prime rate plus a spread of 0.75%. Interest is payable quarterly. The Company is required to pay a quarterly facility fee to SVB of 0.15% per annum on the average undrawn portion available under the facility plus balances of outstanding letters of credits. Additionally, the Company is required to pay an upfront, one-time, commitment fee of $100,000 and annual anniversary fees of $100,000 on the amendment’s first and second anniversary dates.
As of April 30, 2017 and January 31, 2017, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.
As part of the initial loan agreement, upon closing, the Company granted SVB a warrant to purchase 187,500 shares of common stock at $1.40 per share, with a potential to acquire up to an additional 112,500 shares of common stock at the same price, which right would be triggered upon future amounts drawn under the loan agreement. No additional amounts were drawn under the credit facility and as such, the conditional warrant to acquire up to an additional 112,500 shares was not issued. The fair value of the common stock warrant at the time of issuance was recorded as debt issuance costs. Upon exercise of the warrant in March 2017,168,750 shares were issued and 18,750 shares were withheld by the Company in lieu of cash exercise.
Financing Arrangements
In May 2015, the Company purchased software and related maintenance and support under a financing arrangement with a third party with a gross value of $0.9 million at an implicit interest rate of 5.0%. The financed obligation will be due in April 2018, and as of April 30, 2017 and January 31, 2017, $0.3 million and $0.4 million, respectively, was outstanding under this obligation.
In January 2017, the Company acquired additional software licenses under a separate financing arrangement with a third party with a gross value of $0.4 million at an implicit interest rate of 4.5%. The financed obligation will be due in January 2019 and as of April 30, 2017 and January 31, 2017, $0.3 million and $0.4 million respectively, was outstanding under this obligation.
8. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in San Jose, California; Bellevue, Washington; London, England; Sydney, Australia; and Toronto, Canada. These office leases expire on various dates through August 2026.
Certain facility lease agreements contain rent holidays, allowances and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. Deferred rent was $4.9 million and $4.8 million as of April 30, 2017 and January 31, 2017, respectively, and is included in accrued expenses and other current liabilities and other liabilities, noncurrent in the condensed consolidated balance sheets. Rent expense was $2.2 million and $1.7 million for the three months ended April 30, 2017 and 2016, respectively.
In conjunction with the execution of the leases, letters of credit in the aggregate amount of $5.4 million were issued and outstanding as of April 30, 2017 and January 31, 2017, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2017.

9. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then immediately reclassified into Class B common stock. As of April 30, 2017, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of the newly authorized shares of Class A common stock.
As of April 30, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and had authorized 120,000,000 shares of Class B common stock, each par value $0.0001 per share. As of January 31, 2017, the Company had authorized 120,000,000 shares of common stock with par value $0.0001 per share. As of April 30, 2017, 12,782,342 shares of Class A common stock and 82,442,536 shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
10. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock awards, and RSUs to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Stock options	$6,025	$3,369
RSUs	66	—
ESPP	785	—
Restricted stock awards	752	—
Restricted common stock	1,278	—
Total	$8,906	$3,369
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2017	2016
Cost of revenue
Subscription	$686	$393
Professional services and other	469	273
Research and development	3,301	618
Sales and marketing	2,375	1,354
General and administrative	2,075	731
Total	$8,906	$3,369

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations exclude amounts that were capitalized related to internal-use software for the three months ended April 30, 2017 and 2016. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the 2009 Plan was terminated and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of April 30, 2017, 33,939,472 options to purchase Class B common stock granted under the 2009 Plan remain outstanding.
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2017	32,866,862	$6.01	8.2	$145,570
Granted	2,596,568	11.03
Exercised	(1,022,650)	2.75
Canceled	(501,308)	7.53
Outstanding as of April 30, 2017	33,939,472	$6.47	8.1	$664,506
As of April 30, 2017
Vested and exercisable	12,656,317	$3.57	6.8	$284,473
The weighted-average grant-date fair value of options granted was $5.36 and $3.65 during the three months ended April 30, 2017 and 2016, respectively. The aggregate fair value of stock options vested was $4.6 million, and $2.7 million during the three months ended April 30, 2017 and 2016, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $14.1 million and $0.3 million for the three months ended April 30, 2017 and 2016, respectively.
As of April 30, 2017, there was a total of $75.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.1 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Three Months Ended April 30,
	2017	2016

(unaudited)
Expected volatility	40.3% - 40.5%	43.4% - 44.3%
Expected term (in years)	6.0 - 6.4	5.8 - 6.1
Risk-free interest rate	2.06% - 2.21%	1.29% - 1.54%
Expected dividend yield	—	—

Options Subject to Early Exercise
Prior to the IPO, at the discretion of the board of directors, certain options were exercisable immediately at the date of grant but subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of April 30, 2017 and January 31, 2017, the Company had $2.1 million and $2.2 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of options to acquire 438,877 and 467,180 shares of Class B common stock, respectively.
Restricted Stock Units
The Company granted 58,825 RSUs with an aggregate fair value of $1.0 million in the three months ended April 30, 2017, of which all are outstanding as of April 30, 2017. As of April 30, 2017, there was $1.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 0.9 years.
Equity Awards Issued in Connection with Business Combinations
In connection with the Stormpath transaction, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million to be recognized as post combination stock-based compensation. The restricted common stock will vest ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, including the continued employment of certain employees with the Company and the wind down of the Stormpath, Inc. entity. The stock-based compensation expense related to the restricted common stock will be recognized over two years based on an accelerated attribution method.
As of April 30, 2017, there was $7.4 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 1.8 years. These shares of restricted common stock were separately authorized by the Company’s board of directors, and did not reduce the number of shares available for future issuance under the 2009 Plan or the 2017 Plan.
The Company separately entered into retention arrangements with certain employees of Stormpath and issued 598,500 restricted stock awards under the 2009 Plan with an aggregate fair value of $6.6 million with performance conditions, including continued employment of certain employees with the Company and the wind down of the Stormpath, Inc. entity. The restricted stock awards will vest ratably over two or three years from the transaction date. Additionally, the Company granted 518,900 service-based stock options under the 2009 Plan to certain Stormpath employees with an aggregate fair value of $2.5 million to vest ratably over the requisite four-year service period.
The restricted stock awards and stock options offered directly to Stormpath employees for employment with the Company are deemed replacement awards and a portion of such awards are considered pre-combination service. Of the $9.1 million total aggregate fair value of the awards, $1.5 million is considered pre-combination service and is recognized as goodwill and a reduction to the post combination compensation expense. The post combination expenses for the restricted stock awards and stock options are $5.5 million and $2.1 million, respectively. The expense related to the restricted stock awards will be recognized over two or three years based on an accelerated attrition method. The expense for the stock options will be recognized ratably over the requisite service period.
As of April 30, 2017, there was $4.8 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 2.7 years.
As of April 30, 2017, there was $2.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 3.8 years. The related stock options expense and activity are included within the Stock Options discussions above.
All of these shares are outstanding as of April 30, 2017.

Employee Stock Purchase Plan
In February 2017, the Company’s board of directors adopted, and in March 2017, the Company’s stockholders approved, the 2017 Employee Stock Purchase Plan, or the ESPP, which became effective prior to the completion of the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,000 shares of Class A common stock to participating employees. Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began April 7, 2017 and will end on June 20, 2018.
On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date.
As of April 30, 2017, there was $10.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended April 30, 2017
(unaudited)
Expected volatility	32.8% - 37.4%
Expected term (in years)	0.7 - 1.2
Risk-free interest rate	0.95% - 1.08%
Expected dividend yield	—
11. Income Taxes
For the three months ended April 30, 2017 and 2016, the Company recorded a tax provision of $0.2 million and $0.1 million on pretax loss of $28.7 million and $22.7 million, respectively. The effective tax rates for the three month periods ended April 30, 2017 and 2016 were (0.9)% and (0.4)%, respectively. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), effective February 1, 2017. Upon adoption, the Company recorded a retrospective increase of $0.3 million in gross U.S. deferred tax assets for previously unrecognized excess tax benefits that existed as of January 31, 2017, and a corresponding increase of $0.3 million in valuation allowance against these deferred tax assets, as the Company’s U.S. deferred tax assets are subject to a full valuation allowance.  As such, the net impact to the Company’s retained earnings was zero.  The adopted guidance requires all of the tax effects related to share-based payments to be recorded through the income statement.  The Company’s income tax rate may fluctuate based upon its stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended April 30,
	2017		2016

	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(2,390)	$(26,511)	$—	$(22,753)
Denominator:
Weighted-average shares outstanding - basic and diluted	3,291	36,492	—	18,574
Net loss per share attributable to common stockholders - basic and diluted:	$(0.73)	$(0.73)	$—	$(1.22)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016

	(unaudited)
Conversion of convertible preferred stock	—	59,465
Conversion of common stock warrant	—	188
Conversion of convertible preferred stock warrant	—	29
Restricted common stock issued and outstanding	800	—
Issued and outstanding stock options	33,939	23,396
Unvested RSUs issued and outstanding	59	—
Unvested restricted stock awards issued and outstanding	599	—
Shares committed under the ESPP	1,040	—
Unvested shares subject to repurchase	439	699
	36,876	83,777
13. Related Party Transactions
Certain members of the board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. Related party transactions were not material as of and for the three months ended April 30, 2017 and 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus.  As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.
Overview
Okta is the leading independent provider of identity for the enterprise. Okta pioneered identity in the cloud. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect people to technology, anywhere, anytime and from any device. Every business day, over two million people use Okta to securely access a wide range of cloud applications, websites, mobile applications and services from a multitude of devices. Workforces sign into our platform to seamlessly access the applications they need to do their most important work. Organizations use our platform to provide their customers with more modern experiences online and via mobile devices, and to connect with partners to streamline their operations. Developers leverage our platform to securely embed identity into their software.
Our approach to identity eliminates duplicative, sprawling credentials and disparate authentication policies, allowing our customers to simplify and scale their IT infrastructures more efficiently as the number of users, devices, clouds and other technologies in their ecosystem grows. With the Okta Identity Cloud, our customers are able to achieve fast time to value, lower costs and increase efficiency while improving compliance and providing security that is persistent, perimeter-less and context-aware. These benefits are delivered through multiple products on a unified platform, superior cloud architecture and our vast and increasing network of integrations.
We founded the company in 2009 to reinvent identity for the modern cloud era. From the beginning we recognized that identity is the foundation for connections and trust between users and technology. Since our inception, we have consistently innovated to enhance our platform and expand our product offerings.
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Application Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of April 30, 2017, we had over 5,000 integrations with third-party software applications.
We offer our platform through a SaaS business model. We focus on adding and retaining customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our solution directly through our field and inside sales teams, as well as indirectly through channel partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform, both internal and external. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Components of Results of Operations
Revenue
Subscription Revenue.    Subscription revenue primarily consists of fees for access to our cloud-based platform and related support. We generate subscription fees pursuant to noncancelable contracts. Subscription revenue is driven primarily by the number of customers, the number of users per customer and the products used. We typically invoice customers in advance in annual installments for subscriptions to our platform. We recognize subscription revenue ratably over the term of the subscription period beginning on the date access to our platform is provided, provided all other revenue recognition criteria have been met.

Professional Services and Other.    Professional services revenue includes fees from assisting customers in implementing and optimizing the use of our products. These services include application configuration, system integration and training services.
We generally invoice customers monthly as the work is performed for time and materials arrangements. We generally have standalone value for our professional services and recognize revenue for the estimated fair value as a separate unit of accounting as services are performed or for those fixed-fee contracts, upon completion of the services.
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology costs, and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Employee compensation costs include salaries, bonuses, benefits and stock-based compensation for each operating expense category and sales commissions for sales and marketing.
Cost of Revenue and Gross Margin
Cost of Subscription Revenue.    Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support. These expenses include employee-related costs for employees associated with our cloud-based infrastructure and our customer support organizations, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, travel-related costs, amortization expense associated with capitalized internal-use software and acquired technology, and allocated overhead.
We intend to continue to invest additional resources in our platform infrastructure and our platform support organizations. As we continue to invest in technology innovation, we expect to have increased capitalized internal-use software costs and related amortization. We expect our investment in technology to expand the capability of our platform enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
Cost of Professional Services and Other.    Cost of professional services consists primarily of employee-related costs for our professional services delivery team, travel-related costs, and costs of outside services associated with supplementing our internal staff. The cost of providing professional services has historically been higher than the associated revenue we generate.
Gross Margin.    Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued efforts to build platform support and professional services teams, increased stock-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.
Operating Expenses
Research and Development.    Research and development expenses consist primarily of employee compensation costs and overhead allocation. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing activities and promotional activities, travel-related expenses and allocated overhead. Commissions earned by our sales force that are direct and incremental and can be associated specifically with a noncancelable subscription contract are deferred and amortized over the same period that revenue is recognized for the related noncancelable contract. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue as our revenue grows.

General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal and other professional fees, and all other supporting corporate expenses not allocated to other departments.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and increased expenses for insurance, investor relations and professional services. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Other Income (Expense), Net
Other income (expense), net consists of interest income from our investment holdings, and expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability and interest expense.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2017	2016

	(in thousands)
Revenue
Subscription	$48,357	$27,563
Professional services and other	4,650	4,224
Total revenue	53,007	31,787
Cost of revenue
Subscription(1)	11,157	7,460
Professional services and other(1)	6,306	4,919
Total cost of revenue	17,463	12,379
Gross profit	35,544	19,408
Operating expenses
Research and development(1)	15,359	8,766
Sales and marketing(1)	37,180	26,401
General and administrative(1)	11,639	6,945
Total operating expenses	64,178	42,112
Operating loss	(28,634)	(22,704)
Other income (expense), net	(19)	32
Loss before income taxes	(28,653)	(22,672)
Provision for income taxes	248	81
Net loss	$(28,901)	$(22,753)

_______________________________
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2017	2016

	(in thousands)
Cost of subscription revenue	$686	$393
Cost of professional services and other	469	273
Research and development	3,301	618
Sales and marketing	2,375	1,354
General and administrative	2,075	731
Total stock-based compensation expense	$8,906	$3,369

	Three Months Ended April 30,
	2017	2016
Revenue
Subscription	91%	87%
Professional services and other	9	13
Total revenue	100	100
Cost of revenue
Subscription	21	23
Professional services and other	12	16
Total cost of revenue	33	39
Gross profit	67	61
Operating expenses
Research and development	29	28
Sales and marketing	70	83
General and administrative	22	21
Total operating expenses	121	132
Operating loss	(54)	(71)
Other income (expense), net	—	—
Loss before income taxes	(54)	(71)
Provision for income taxes	—	—
Net loss	(54)%	(71)%
Comparison of the Three Months Ended April 30, 2017 and 2016
Revenue

	Three Months Ended April 30,
	2017	2016	$ Change	% Change

	(in thousands)
Revenue:
Subscription	$48,357	$27,563	$20,794	75%
Professional services and other	4,650	4,224	426	10
Total revenue	$53,007	$31,787	$21,220	67

Percentage of revenue:
Subscription	91%	87%
Professional services and other	9	13
Total	100%	100%

Subscription revenue increased by $20.8 million, or 75%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase was primarily due to the addition of new customers who also have greater ACV, as well as an increase in users and sales of additional products to existing customers as reflected by our Dollar-Based Retention Rate of 123% for the three months ended April 30, 2017.
Professional services and other revenue increased by $0.4 million, or 10%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services, partially offset by a decrease in professional services that were recognized on a completed contract basis.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2017	2016	$ Change	% Change

	(in thousands)
Cost of revenue:
Subscription	$11,157	$7,460	$3,697	50%
Professional services and other	6,306	4,919	1,387	28
Total cost of revenue	$17,463	$12,379	$5,084	41
Gross profit	$35,544	$19,408	$16,136	83

Gross margin:
Subscription	77%	73%
Professional services and other	(36)	(16)
Total gross margin	67	61
Cost of subscription revenue increased by $3.7 million, or 50%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, primarily due to an increase of $1.8 million in employee compensation costs related to higher headcount to support the growth in our subscription services, and an increase of $0.8 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue increased from 73% during the three months ended April 30, 2016 to 77% during the three months ended April 30, 2017, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.4 million, or 28%, for the three months ended April 30, 2017, compared to the three months ended April 30, 2016, primarily due to an increase of $1.2 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (36)% during the three months ended April 30, 2017 from (16)% during the three months ended April 30, 2016 due to the shift during the year ended January 31, 2016 to price our professional services on a time and materials basis. Professional services and other revenue during the three months ended April 30, 2016 included $2.0 million of historic professional services that were recognized on a completed contract basis, for which a significant portion of the related costs were incurred in earlier periods. Professional services and other revenue during the three months ended April 30, 2017 included professional services that were predominately recognized on a time and materials basis, for which the related costs were incurred in the same period.

Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2017	2016	$ Change	% Change

	(in thousands)
Research and development	$15,359	$8,766	$6,593	75%
Percentage of revenue	29%	28%
Research and development expenses increased $6.6 million, or 75%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase was primarily due to an increase of $5.5 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with business combination. Additionally, allocated overhead costs increased by $0.6 million.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2017	2016	$ Change	% Change

	(in thousands)
Sales and marketing	$37,180	$26,401	$10,779	41%
Percentage of revenue	70%	83%
Sales and marketing expenses increased $10.8 million, or 41%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase was primarily due to an increase of $7.1 million in employee compensation costs related to headcount growth, an increase of $1.4 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships, a larger annual sales conference, and brand awareness efforts aimed at acquiring new customers and an increase of $1.2 million in allocated overhead costs.
General and Administrative Expenses

	Three Months Ended April 30,
	2017	2016	$ Change	% Change

	(in thousands)
General and administrative	$11,639	$6,945	$4,694	68%
Percentage of revenue	22%	22%
General and administrative expenses increased $4.7 million, or 68%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase was primarily due to an increase of $3.4 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $0.7 million in costs from professional services comprised primarily of legal, accounting, and consulting fees and an increase of $0.5 million in allocated overhead costs.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended April 30,
	2017	2016

	(dollars in thousands)
Customers with ACV above $100,000	493	300
Calculated Billings	$59,928	$34,224
Dollar-Based Retention Rate for the trailing 12 months ended	123%	120%
Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2017, we had over 3,350 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (ACV) with us was 493 and 300 as of April 30, 2017 and 2016, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
Calculated Billings
Calculated Billings represent our total revenue plus the change in deferred revenue in the period. Calculated Billings in any particular period reflects sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Calculated Billings increased 75% in the three months ended April 30, 2017 over the three months ended April 30, 2016. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
Dollar-Based Retention Rate
Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our platform. We believe we can achieve these goals by focusing on delivering value and functionality that enables us to both retain our existing customers and expand the number of users and products used within an existing customer. We assess our performance in this area by measuring our Dollar-Based Retention Rate. Our Dollar-Based Retention Rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by churn and contraction in the number of users or products associated with a customer.
Our Dollar-Based Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end, or Prior Period ACV. We then calculate the ACV from these same customers as of the current period end, or Current Period ACV. Current Period ACV includes any upsells and is net of contraction or attrition over the trailing twelve months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Retention Rate.
Our Dollar-Based Retention Rate has consistently exceeded 100%, which is primarily attributable to an expansion of users and up-selling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended April 30,
	2017	2016

	(dollars in thousands)
Gross profit	$35,544	$19,408
Add:
Stock-based compensation expense included in cost of revenue	1,155	666
Amortization of acquired intangibles	4	47
Non-GAAP gross profit	$36,703	$20,121

Gross margin	67%	61%
Non-GAAP gross margin	69%	63%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended April 30,
	2017	2016

	(dollars in thousands)
Operating loss	$(28,634)	$(22,704)
Add:
Stock-based compensation expense	8,906	3,369
Amortization of acquired intangibles	4	47
Non-GAAP operating loss	$(19,724)	$(19,288)

Operating margin	(54)%	(71)%
Non-GAAP operating margin	(37)%	(61)%

Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended April 30,
	2017	2016

	(in thousands)
Net cash used in operating activities	$(9,686)	$(15,035)
Less:
Purchases of property and equipment	(2,448)	(927)
Capitalized internal-use software costs	(1,208)	(1,232)
Free Cash Flow	$(13,342)	$(17,194)

Net cash provided by investing activities	$8,217	$841
Net cash (used in) provided by financing activities	$200,108	$(337)
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue during the period.

	Three Months Ended April 30,
	2017	2016

	(in thousands)
Total revenue	$53,007	$31,787
Add:
Deferred revenue (end of period)	120,644	81,962
Less:
Deferred revenue (beginning of period)	(113,723)	(79,525)
Calculated Billings	$59,928	$34,224
Liquidity and Capital Resources
As of April 30, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $224.2 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

In April 2017, upon completion of our IPO, the Company received aggregate proceeds of $200.0 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Historically, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, as well as payments received from customers for subscription and professional services. We believe our existing cash and cash equivalents, our investments, our credit facility, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
In March 2014, we entered into a loan and security agreement with Silicon Valley Bank for a line of credit and term loan of $5.0 million and $10.0 million, respectively. The line of credit was originally available over a two-year period, expiring in March 2016, based on certain revenue metrics, not to exceed $5.0 million. In June 2015 we amended our credit facility to increase the line of credit to $20.0 million and extend the maturity date to March 2017. In November 2016, we amended our credit facility again to increase the line of credit to $40.0 million and extend the maturity date to November 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $5.4 million as of April 30, 2017 established in connection with facility lease agreements. As of April 30, 2017, we had no outstanding balance on the line of credit.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2017 we had deferred revenue of $120.6 million, of which $115.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2017	2016

	(in thousands)
Net cash used in operating activities	$(9,686)	$(15,035)
Net cash provided by investing activities	8,217	841
Net cash provided by (used in) financing activities	200,108	(337)
Effects of changes in foreign currency exchange rates on cash and cash equivalents	68	47
Net increase (decrease) in cash and cash equivalents and restricted cash	$198,707	$(14,484)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities and in the current period from the net proceeds of our initial public offering (IPO).

During the three months ended April 30, 2017, cash used in operating activities was $9.7 million primarily due to our net loss of $28.9 million, adjusted for non-cash charges of $14.8 million and net cash inflows of $4.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $6.9 million increase in deferred revenue, a $2.2 million decrease in accounts receivable, and an increase of $1.4 million in accounts payable, accrued compensation and other accrued expenses, offset by an increase of $3.1 million in prepaid expenses and other assets and a $3.0 million increase in deferred commissions.
During the three months ended April 30, 2016, cash used in operating activities was $15.0 million primarily due to our net loss of $22.8 million, adjusted for non-cash charges of $7.2 million and net cash inflows of $0.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $3.1 million decrease in accounts receivable, a $2.4 million increase in deferred revenue, a $3.7 million increase in accounts payable, offset by a $2.9 million increase in accrued compensation, a $2.9 million increase in prepaid expenses and other assets, and a $2.8 million increase in deferred commissions.
Investing Activities
Net cash provided by investing activities during the three months ended April 30, 2017 of $8.2 million was primarily attributable to proceeds from the sales and maturities of investments of $11.9 million, which was partially offset by purchases of property and equipment of $2.4 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.2 million associated with the development of additional significant features and functionality to our platform.
Net cash provided by investing activities during the three months ended April 30, 2016 of $0.8 million was primarily attributable to proceeds from the sales and maturities of investments of $3.0 million, which was partially offset by purchases of property and equipment of $0.9 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.2 million associated with the development of additional features and functionality of our platform.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2017 of $200.1 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions, proceeds from the exercise of stock options of $2.6 million, net of repurchases, offset by $2.2 million in payments related to deferred offering costs and principal payments on a financing arrangement of $0.2 million.
Cash used in financing activities during the three months ended April 30, 2016 was $0.3 million and was primarily the result of $0.4 million in payments related to deferred offering costs and principal payments under a financing arrangement of $0.1 million, partially offset by $0.1 million in proceeds from the exercise of stock options, net of repurchases.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
Off-Balance Sheet Arrangements
As of April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended April 30, 2017, except as noted in Note 2 of our condensed consolidated financial statements “Summary of Significant Accounting Policies”. See Note 2 for more information.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies-New Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2017 and 2016, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $224.2 million as of April 30, 2017, of which $220.2 million was invested in money market funds and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
As of April 30, 2017, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of April 30, 2017 or January 31, 2017.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business
We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
We have been in existence since 2009, and much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. Additionally, the sales cycle for the evaluation and implementation of our platform, which typically extends for multiple months for enterprise deals, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
From fiscal 2015 to fiscal 2016 our revenue grew from $41.0 million to $85.9 million, an increase of 109% and from fiscal 2016 to fiscal 2017, our revenue grew from $85.9 million to $160.3 million, an increase of 87%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•	price our products effectively so that we are able to attract and retain customers without compromising our profitability;

•	attract new customers, successfully deploy and implement our platform, increase our existing customers’ use of our platform and provide our customers with excellent customer support;

•	introduce our platform to new markets outside of the United States;

•	successfully compete against larger companies and new market entrants; and

•	increase awareness of our brand on a global basis.
If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability.

We have a history of losses, and we expect to incur losses for the foreseeable future.
We have incurred significant net losses in each year since our inception, including net losses of $59.1 million, $76.3 million and $83.5 million in fiscal 2015, 2016 and 2017, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. In addition, as we grow, we will incur additional significant legal, accounting and other expenses as a public company that we did not incur as a private company. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users and logins and in the amount of data that our Software-as-a-Service, or SaaS, hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, Canada and Australia and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, and our network of independent software vendors, or ISVs, and channel partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our competitors for internal use cases include authentication, provisioning, adaptive multi-factor authentication and mobility management providers, many of which are large companies such as Computer Associates, Citrix, IBM, Microsoft, Oracle, RSA (a division of Dell Technologies) and Symantec and companies, such as VMware, that have acquired identity management solution providers in recent years. For external use cases, we generally compete with internally developed systems. We also face competition from small, private niche companies that offer point products that attempt to address certain of the problems that our platform solves. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with ISVs, channel partners and customers, greater customer support resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.
In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Our competitors may also seek to repurpose their existing offerings to provide identity solutions with subscription models. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
If we are unable to attract new customers, sell additional products to our existing customers or develop new products and enhancements to our products that achieve market acceptance, our revenue growth and profitability will be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers or sell additional products to our existing customers. Numerous factors, however, may impede our ability to add new customers and sell additional products to our existing customers, including our inability to convert new organizations into paying customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop or expand relationships with channel partners, failure to successfully deploy products for new customers and provide quality customer support once deployed or failure to ensure the effectiveness of our marketing programs. In addition, if prospective customers do not perceive our platform to be of sufficiently high value and quality, we will not be able to attract the number and types of new customers that we are seeking.
In addition, our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets. The success of any enhancement to our products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform and overall market acceptance. If we are unable to successfully develop new products, enhance our existing products to meet customer requirements, or otherwise gain market acceptance, our business, results of operations and financial condition would be harmed.
Further, to grow our business, we must convince developers to adopt and build their external portals on our platform. We believe that these developer-built portals facilitate greater usage and customization of our products. If these developers stop developing on or supporting our platform, we will lose the benefit of network effects that have contributed to the growth in our number of customers, and our business, results of operations and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us. Any material decline in our Dollar-Based Retention Rate would harm our future results of operations.
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual license terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our platform.
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We may experience disruptions, data loss, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. For example, in October 2016, a distributed denial-of-service attack against Dyn, a domain name service vendor we use (acquired by Oracle), prevented many of our customers and their users in the United States from accessing our platform or applications authenticated by our platform and resulted in our failing to meet certain contracted uptime levels under our service level agreements and the issuance of service credits to some of our customers, although the dollar value of such credits were not material. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the Internet. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain subscription renewals from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements, and otherwise harm our business, results of operations and financial condition.
A network or data security incident may allow unauthorized access to our network or data or our customers’ data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), employee theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. The security measures we have integrated into our internal networks and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our networks.
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and personally identifiable information. If a breach of customer data security were to occur, as a result of third-party action, employee error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data was disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, a network or security breach could result in the loss of customers and make it more challenging to acquire new customers. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
In addition, security breaches impacting our platform could result in a risk of loss or unauthorized disclosure of this information, which, in turn, could lead to litigation, governmental audits and investigations and possible liability, damage our relationships with our existing customers, and have a negative impact on our ability to attract and retain new customers. Furthermore, as a well-known provider of identity solutions, any such breach, including a breach of our customers’ networks, could compromise our networks or networks secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ networks, and the information stored on our or our customers’ networks could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, of our networks, our customers’ networks, or other networks secured by our products, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation, negative publicity, loss of ISVs, channel partners, customers and sales, increased costs to remedy any problem, and costly litigation. In addition, a breach of the security measures of one of our key channel partners or ISVs could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack, and if a high profile security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, results of operations and financial condition.
Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•	the level of demand for our platform;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns for IT spending;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue, increased costs or both;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	credit or other difficulties confronting our channel partners;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	changes in the legislative or regulatory environment;

•	fluctuations in foreign currency exchange rates;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Any actual or perceived failure by us to comply with our privacy policy or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform. We have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data, but these features do not ensure their compliance and may not be effective against all potential privacy concerns.
Many jurisdictions have enacted or are considering enacting privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal information. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our certification under the Federal Risk and Authorization Management Program, or FedRAMP, to help satisfy their own legal and regulatory compliance requirements.
Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes, If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.
Since many of the features of our applications involve the processing of personal information from our customers and their employees, contractors, customers, partners and others, any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data security laws, regulations and policies, could result in liability to us, damage to our reputation, inhibition of sales and to our business.
Around the world, there are numerous lawsuits in process against various technology companies that process personal information. If those lawsuits are successful, it could increase the likelihood that our company may be exposed to liability for our own policies and practices concerning the processing of personal information and could hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by laws, regulations and policies concerning privacy and data security that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our platform. Additionally, concerns about security or privacy may result in the adoption of new legislation that restricts the implementation of technologies like ours or requires us to make modifications to our platform, which could significantly limit the adoption and deployment of our technologies or result in significant expense to modify our platform.
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personally identifiable information provided to us by our website visitors. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data.
If our platform is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal information may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal information processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service and slow or eliminate the growth of our business.
Our financial results may fluctuate due to increasing variability in our sales cycles.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. As we continue to focus on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable, which may harm our financial results. Factors that may influence the length and variability of our sales cycle include, among other things:

•	the need to raise awareness about the uses and benefits of our platform, including our external use case;

•	the need to allay privacy and security concerns;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and

•	often lengthy purchasing approval processes.
Our increasing focus on sales to larger organizations may further increase the variability of our financial results. If we are unable to close one or more expected significant transactions with large organizations in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations and financial condition.
Our customer agreements contain service level agreements, under which we guarantee specified availability of our platform. In light of our historical experience with meeting our service level commitments, we do not currently have any material liabilities accrued on our balance sheet for these commitments. Any failure of or disruption to our infrastructure could make our platform unavailable to our customers. If we are unable to meet the stated service level commitments to our customers or suffer extended periods of unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions. For example, in October 2016, a distributed denial-of-service attack against Dyn, a domain name service vendor we use (acquired by Oracle), prevented many of our customers and their users in the United States from accessing our platform or applications authenticated by our platform and resulted in our failing to meet certain contracted uptime levels under our service level agreements and the issuance of service credits to some of our customers. Our revenue, other results of operations and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our customers, and any extended service outages could adversely affect our business and reputation as customers may elect not to renew and we could lose future sales.
If we fail to offer high-quality customer support, our business and reputation will suffer.
Once our platform is deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality customer education and customer support is important for the successful marketing and sale of our products and for the renewal of existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new organizations. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing customer support, our ability to upsell additional products to existing customers would suffer and our reputation with existing or potential customers would be harmed.
Our growth depends, in part, on the success of our strategic relationships with third parties.
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services over subscriptions to our platform. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our applications or increased revenue.
Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately fully reflected in our results of operations.
We recognize recurring subscriptions and related support services revenue monthly over the term of the relevant period. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions and related support services contracts entered into during previous quarters. Consequently, a decline in new or renewed recurring subscriptions and software-related support service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions and software-related support services are not reflected in full in our results of operations until future periods. Revenue from our recurring subscriptions and software-related support services also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal software-related service contracts must be recognized over the applicable service period.
If we fail to adapt to rapid technological change, our ability to remain competitive could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance existing products or introduce or acquire new products on a timely basis to keep pace with technological developments. The success of any enhancement or new product depends on several factors, including the timely completion and market acceptance of the enhancement or new product. Any new product we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours at lower prices. Any delay or failure in the introduction of new or enhanced products could harm our business, results of operations and financial condition.
Adverse general economic and market conditions and reductions in IT and identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT and identity spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.
In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Eurozone. We have current and potential new customers in Europe. If economic conditions in Europe and other key markets for our applications continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending.
Our customers may merge with other entities who use alternative identity solutions and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.
If we are unable to ensure that our products interoperate with a variety of operating systems and software applications that are developed by others, our platform may become less competitive and our results of operations may be harmed.

The number of people who access the Internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past few years and is expected to continue to increase. While we have created mobile applications and mobile versions of our products, if these mobile applications and products do not perform well, our business may suffer. We are also dependent on third party application stores that may prevent us from timely updating our current products or uploading new products. In addition, our products interoperate with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We therefore depend on the interoperability of our products with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. Any changes in such technologies that degrade the functionality of our products or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products that operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. In addition, we may face different fraud, security and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, or if it is difficult for our customers to access and use our platform, our business, results of operations and financial condition may be harmed.
If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations and financial condition could suffer.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our direct sales force and engaging additional channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our products for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our channel partners also sell or provide integration and administration services for our competitors’ products, and if such channel partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition.
Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and results of operations may be harmed.
To remain competitive, we must continue to develop new products, applications and enhancements to our existing platform. This is particularly true as we further expand and diversify our capabilities. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, this may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations. Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations and financial condition.
Interruptions or delays in the services provided by third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.
We host our platform using Amazon Web Services, or AWS, data centers, a provider of cloud infrastructure services. All of our products reside on hardware owned or leased and operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice.
Our platform is accessed by a large number of customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.
Our success depends, in part, on the integrity and scalability of our systems and infrastructures. System interruption and the lack of integration, redundancy and scalability in these systems and infrastructures may harm our business, results of operations and financial condition.
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of their operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.

We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services and customer relationship management services. Our business would be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our products to function with such software or services or develop these components ourselves, which would result in increased costs and could result in delays in our product launches and the release of new product offerings until equivalent technology can be identified, licensed or developed, and integrated into our products. Furthermore, we might be forced to limit the features available in our current or future products. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.
Real or perceived errors, failures, vulnerabilities or bugs in our products, including deployment complexity, could harm our business and results of operations.
Errors, failures, vulnerabilities or bugs may occur in our products, especially when updates are deployed or new products are rolled out. Our platform is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our products. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities or bugs in our products could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business, results of operations and financial condition.
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new products, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
Our results of operations may be harmed if we are subject to a protracted infringement claim or a claim that results in a significant damage award.
We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Other companies have claimed in the past, and may claim in the future, that we infringe upon their intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of some or all of our products;

•	require us to indemnify our customers or third-party service providers; and/or

•	require us to expend additional development resources to redesign our products.
Any one or more of the above could harm our business, results of operations and financial condition.
We use open source software in our products, which could negatively affect our ability to offer our products and subject us to litigation or other actions.
We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. However, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our products, incur additional costs, discontinue the sale of some or all of our products or take other remedial actions.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. We have not to date received claims from third parties alleging we are infringing their intellectual property. However, as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we will incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations and financial condition. We may also have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could negatively affect our business.
From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality, violation of applicable law or failure to implement adequate security measures with respect to their data stored, transmitted, or accessed using our platform. Although we normally contractually limit our liability with respect to such obligations, the existence of such a dispute may have adverse effects on our customer relationship and reputation and we may still incur substantial liability related to them.
Any assertions by a third party, whether or not successful, with respect to such indemnification obligations could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with that customer and other current and prospective customers, reduce demand for our platform, and harm our brand, business, results of operations and financial condition.
We may face particular privacy, data security and data protection risks in Europe due to the recent invalidation of the Safe Harbors Program and the new European General Data Protection Regulation.
In the European Community, Directive 95/46/EC, or the Directive, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Personal Data, to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. Our customers have in the past relied upon our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data by data controllers in the European Economic Area, or EEA, to the United States. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.
Negotiators from the European Union and United States reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way forward for the adoption of the decision by the European Commission. As of August 1, 2016, interested companies have been permitted to register for the program. There continue to be concerns about whether the Privacy Shield will face additional challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled and we determine whether we will participate in the program, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
In light of the ECJ opinion in Case C-362/14, we offer our customers other methods to enable compliant data transfers from the EEA to the United States and have begun to undertake efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in establishing conforming means or means that are acceptable to our customers of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling in Case C-362/14 and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of Personal Data to us in the United States from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, data protection regulation is an area of increased focus and changing requirements. The Directive will be replaced in time with the recently adopted European General Data Protection Regulation, which will enter into force on May 25, 2018, and which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our business, results of operations and financial condition.
We function as a HIPAA Business Associate for certain of our customers and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, all of which can adversely affect our business as well as our ability to attract and retain new customers.
The Health Insurance Portability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, or HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
The HIPAA covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers.
We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our business, results of operations and financial condition.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our products to persons prohibited by U.S. sanctions. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
We have limited experience with respect to determining the optimal prices for our products.
In the past, we have sometimes adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
We may face exposure to foreign currency exchange rate fluctuations.
Today, our international contracts are sometimes denominated in local currencies. However, the majority of our international costs are denominated in local currencies. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.
Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
We currently maintain offices and have sales personnel outside the United States in the United Kingdom, Canada and Australia, and we intend to expand our international operations. In fiscal 2015, 2016 and 2017, our international revenue was 9%,12%, and 13%, respectively, of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:

•	unexpected costs and errors in the localization of our products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs and other barriers;

•	practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
We have not engaged in currency hedging activities to limit risk of exchange rate fluctuations. Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.
We have limited experience in marketing, selling and supporting our platform abroad. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We may be required to defer recognition of some of our revenue, which may harm our financial results in any given period.
We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•	the transaction involves both current products and products that are under development;

•	the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products;

•	the transaction involves extended payment terms;

•	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	the transaction involves performance milestones or payment terms that depend upon contingencies.
Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our platform or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our platform and could adversely affect our short-term financial results.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm us and our results of operations.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we hired a new President, Worldwide Field Operations in October 2016. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer or Chief Operating Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•	develop and enhance our products;

•	continue to expand our product development, sales and marketing organizations;

•	hire, train and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	pursue acquisition opportunities.
In addition, access to our existing line of credit with Silicon Valley Bank is subject to certain financial and other covenants. Our inability to abide by these covenants or do any of the foregoing could reduce our ability to compete successfully and harm our business, results of operations and financial condition.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, we have implemented a number of new systems to supplement our core ERP system as part of our control environment, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and results of operations and could cause a decline in the price of our Class A common stock.
Changes in existing financial accounting standards or practices, or taxation rules or practices, may harm our results of operations.
Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014 the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, income taxes, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.
We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with our customers and partners. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our services, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
Exposure to political developments in the United Kingdom, including the outcome of the U.K. referendum on membership in the EU, could harm us.
On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom’s vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other EU member states, which may last for a number of months or years.
The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could harm our business.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
We file sales tax returns in certain states within the United States as required by law and certain customer contracts for a portion of the products that we provide. We do not collect sales or other similar taxes in other states and many of such states do not apply sales or similar taxes to the vast majority of the products that we provide. However, one or more states or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We have experienced ownership changes in the past and any such ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance.
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:

•	overall performance of the equity markets and/or publicly-listed technology companies;

•	actual or anticipated fluctuations in our revenue or other operating metrics;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates and/or recommendations by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of additional shares of our Class A common stock by us or our stockholders.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 60.9% of the voting power of our capital stock as of April 30, 2017. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2017, our directors, executive officers, and their affiliates, held in the aggregate 60.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Sales of substantial amounts of our Class A common stock in the public markets, such as when our lock-up restrictions are released, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
Substantially all of our securities that were outstanding prior to the completion of our IPO are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold 181 days after the date of the final prospectus relating to our IPO. Goldman, Sachs & Co. and J.P. Morgan Securities LLC may, in their discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
In addition, as of April 30, 2017, we had 33,939,472 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements and applicable vesting requirements.

As of April 30, 2017, the holders of 59,491,640 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the listing standards of NASDAQ and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts do not publish or cease publishing research on our company, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our credit facility contains restrictions on our ability to pay dividends.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•
provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or

•	or any action asserting a claim against us that is governed by the internal affairs doctrine.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
From February 1, 2017 through April 30, 2017, we issued and sold to our employees and non-employees an aggregate of 926,931 unregistered shares of common stock upon the exercise of options issued under our 2009 Plan at exercise prices ranging from $0.48 to $10.52 per share, for an aggregate exercise price of $2.5 million. From February 1, 2017 through April 30, 2017, we granted to our employees, consultants and other service providers restricted stock awards for an aggregate of 598,500 shares of common stock under our 2009 Plan.
From February 1, 2017 through April 30, 2017, we issued 1,000,000 shares of our common stock in connection with a business combination.
From February 1, 2017 through April 30, 2017, we issued 194,951 shares of our common stock to Silicon Valley Bank in connection with the net exercise of warrants.
We believe these transactions were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Okta.
Use of Proceeds from Public Offering of Class A Common Stock
In April 7, 2017, we closed our initial public offering, in which we sold 12,650,000 shares of common stock at a price to the public of $17.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-216654), which was declared effective by the SEC on April 6, 2017. We raised $200.0 million in net proceeds after deducting underwriters’ discounts and commissions of $15.1 million and before deducting offering expenses of approximately $5.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 7, 2017 pursuant to Rule 424(b). The managing underwriters of our IPO were Goldman, Sachs & Co., J.P. Morgan and Allen & Company LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Pending the uses described, we have invested or intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
_______________________________________
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Okta, Inc.

June 8, 2017	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)