Form 10-Q
period 2017-07-31
Okta, Inc.
filed 2017-09-08
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 MOR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38044
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 31, 2017, the number of shares of registrant’s Class A common stock outstanding was 19,261,581 and the number of shares of the registrant’s Class B common stock outstanding was 76,321,131.

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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,464	$23,282
Short-term investments	86,755	14,390
Accounts receivable, net of allowances of $1,261 and $1,306	35,304	34,544
Deferred commissions	13,279	13,549
Prepaid expenses and other current assets	12,884	7,025
Total current assets	274,686	92,790
Property and equipment, net	13,302	11,026
Deferred commissions, noncurrent	9,248	10,050
Intangible assets, net	11,051	9,155
Goodwill	6,282	2,630
Other assets	1,658	4,984
Total assets	$316,227	$130,635
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,848	$11,897
Accrued expenses and other current liabilities	4,399	5,853
Accrued compensation	11,334	9,866
Deferred revenue	127,218	108,012
Total current liabilities	152,799	135,628
Deferred revenue, noncurrent	4,108	5,711
Other liabilities, noncurrent	6,451	4,947
Total liabilities	163,358	146,286
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	—	227,954
Stockholders’ equity (deficit):
Preferred stock	—	—
Class A common stock	2	—
Class B common stock	8	2
Additional paid-in capital	496,801	44,469
Accumulated other comprehensive income (loss)	70	(167)
Accumulated deficit	(344,012)	(287,909)
Total stockholders’ equity (deficit)	152,869	(243,605)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$316,227	$130,635

See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Revenue
Subscription	$56,080	$33,439	$104,437	$61,002
Professional services and other	4,915	3,997	9,565	8,221
Total revenue	60,995	37,436	114,002	69,223
Cost of revenue
Subscription	12,691	8,466	23,848	15,926
Professional services and other	6,991	5,314	13,297	10,233
Total cost of revenue	19,682	13,780	37,145	26,159
Gross profit	41,313	23,656	76,857	43,064
Operating expenses
Research and development	16,923	9,655	32,282	18,421
Sales and marketing	39,597	28,421	76,777	54,822
General and administrative	11,948	6,142	23,587	13,087
Total operating expenses	68,468	44,218	132,646	86,330
Operating loss	(27,155)	(20,562)	(55,789)	(43,266)
Other income, net	382	56	363	88
Loss before income taxes	(26,773)	(20,506)	(55,426)	(43,178)
Provision for income taxes	229	95	477	176
Net loss	$(27,002)	$(20,601)	$(55,903)	$(43,354)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(1.10)	$(0.83)	$(2.32)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,576	18,802	67,125	18,687
See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Net loss	$(27,002)	$(20,601)	$(55,903)	$(43,354)
Net change in unrealized gains (losses) on available-for-sale securities	(12)	2	(12)	34
Foreign currency translation adjustments	181	(102)	249	(55)
Other comprehensive income (loss)	169	(100)	237	(21)
Comprehensive loss	$(26,833)	$(20,701)	$(55,666)	$(43,375)

See notes to condensed consolidated financial statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2017	2016

Operating activities:
Net loss	$(55,903)	$(43,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	3,288	1,972
Stock-based compensation	20,884	7,033
Amortization of deferred commissions	8,333	6,389
Other	689	(114)
Changes in operating assets and liabilities:
Accounts receivable	(1,311)	690
Deferred commissions	(7,261)	(6,122)
Prepaid expenses and other assets	(5,940)	(3,403)
Accounts payable	1,183	1,650
Accrued compensation	2,562	(2,901)
Accrued expenses and other liabilities	(52)	(169)
Deferred revenue	17,604	11,456
Net cash used in operating activities	(15,924)	(26,873)
Investing activities:
Capitalization of internal-use software costs	(2,743)	(2,325)
Purchases of property and equipment and other	(5,156)	(3,029)
Purchases of securities available for sale	(86,776)	—
Proceeds from sales of securities available for sale	1,538	2,207
Proceeds from maturities and redemption of securities available for sale	12,835	5,000
Net cash provided by (used in) investing activities	(80,302)	1,853
Financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	199,948	—
Payments of deferred offering costs	(4,038)	(806)
Proceeds from stock option exercises, net of repurchases, and other	3,916	660
Principal payments on financing arrangements	(273)	(143)
Net cash provided by (used in) financing activities	199,553	(289)
Effects of changes in foreign currency exchange rates on cash and cash equivalents	134	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	103,461	(25,363)
Cash, cash equivalents and restricted cash at beginning of year	23,282	58,081
Cash, cash equivalents and restricted cash at end of year	$126,743	$32,718

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	$693	$707
Issuance of common stock in connection with warrant exercises	272	—
Deferred offering costs, accrued but not yet paid	—	207
Property and equipment and other, accrued but not yet paid	271	987
Issuance of common stock in connection with business combination	2,160	—
Conversion of redeemable convertible preferred stock to common stock	228,362	—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$126,464	$28,835
Restricted cash, noncurrent included in Other Assets	279	3,883
Total cash, cash equivalents and restricted cash	$126,743	$32,718
 See notes to condensed consolidated financial statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of July 31, 2017, 16,934,899 shares of the Company’s Class A common stock and 78,552,887 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO and shares converted from Class B common stock upon exercise of stock options subsequent to the IPO.
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
The condensed consolidated balance sheet as of January 31, 2017, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of operations, statements of comprehensive loss and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2018 or any future period.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the six months ended July 31, 2017, except as noted below:
Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2017 Employee Stock Purchase Plan (ESPP), is based on the fair value of the awards on the date of grant. Prior to the IPO, the fair value of the Company’s common stock was determined by the estimated fair value of the Company’s common stock at the time of grant. After the IPO, the fair value is determined using the market closing price of its Class A common stock on the date of grant. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP and equity awards issued to non-employees. The unvested options issued to non-employees are remeasured to fair value at the end of each reporting period. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period, for stock options, restricted stock units (RSUs) and restricted stock, and over the offering period, for the purchase rights issued under the ESPP. Prior to adoption of ASU 2016-09, the stock-based compensation was recorded net of estimated forfeitures.
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new guidance was intended to simplify several areas of accounting for stock-based compensation arrangements, including the accounting for income taxes, the classification of excess tax benefits on the statement of cash flows and the accounting for forfeitures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this guidance in the three months ended April 30, 2017. The new guidance allows entities to account for forfeitures as they occur. The Company elected to account for forfeitures as they occur and adopted this provision on a modified retrospective basis. An adjustment of $0.2 million representing cumulative prior years’ impact was recognized as an adjustment to decrease retained earnings in the period of adoption. The adoption of the amendments related to the accounting for income taxes and classification of excess tax benefits on the statement of cash flows were adopted prospectively. See Note 11 for further details of the effects of adoption of the new accounting standard on income taxes. Adoption of all other changes in the new guidance did not have a significant impact on the Company's consolidated financial statements.
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
Upon initial evaluation, the Company believes the key changes in the standard that may impact its accounting for revenue recognition include contract modifications. In addition, the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will affect the Company’s determination of the related period of benefit for amortization purposes and have a material impact on accounting for sales commissions for the periods presented. The Company has assigned internal resources, engaged a third-party service provider and is currently evaluating the impacts of planned systems implementations. The Company will continue to evaluate and analyze all other aspects of Topic 606 that may impact it.
In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. ASU 2016-01 is effective for fiscal years, beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09), which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. This guidance is effective for annual and interim periods beginning after December 15, 2017, and would be applied prospectively to awards modified on or after the effective date. Early adoption is permitted. The Company has not early adopted this guidance and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In addition, the Company issued an incremental 800,000 shares of restricted common stock valued at $8.6 million to Stormpath in connection with the transaction. These shares of restricted common stock will vest ratably on the first and second anniversaries of the transaction date upon achieving the respective performance conditions, including the continued employment of certain employees with Okta and the wind down of the Stormpath, Inc. entity. The aggregate fair value, as determined on the date of the transaction, of the shares of restricted common stock will be recognized as post-combination stock-based compensation in the statement of operations over two years based on an accelerated attribution method. See Note 10 for further details.

4. Cash Equivalents and Short-Term Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s cash equivalents and short-term investments as of July 31, 2017 and January 31, 2017 were as follows (in thousands):

	As of July 31, 2017
	(unaudited)
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$95,495	$—	$—	$95,495
Commercial paper	15,020	—	—	15,020
U.S. treasury securities	4,996	—	—	4,996
Total cash equivalents	$115,511	$—	$—	$115,511
Investments:
Commercial paper	18,913	—	—	18,913
U.S. treasury securities	45,083	1	(3)	45,081
Corporate debt securities	22,771	1	(11)	22,761
Total short-term investments	$86,767	$2	$(14)	$86,755
Total	$202,278	$2	$(14)	$202,266

	As of January 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Investments:
Asset-backed securities	1,538	—	—	1,538
Corporate debt securities	12,842	13	(3)	12,852
Total short-term investments	$14,380	$13	$(3)	$14,390
Total	$24,945	$13	$(3)	$24,955
All short-term investments were designated as available-for-sale securities as of July 31, 2017 and January 31, 2017.
The Company had 15 and five short-term investments in unrealized loss positions as of July 31, 2017 and January 31, 2017, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2017 or 2016.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of July 31, 2017 and January 31, 2017.

The following tables present the contractual maturities of the Company’s short-term investments as of July 31, 2017 and January 31, 2017 (in thousands):

	As of July 31, 2017
	(unaudited)
	Amortized Cost	Estimated Fair Value
Due within one year	$58,288	$58,276
Due between one to five years	28,479	28,479
	$86,767	$86,755

	As of January 31, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$12,842	$12,852
Due between one to five years	1,538	1,538
	$14,380	$14,390
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
Three levels of inputs may be used to measure as follows:
Level 1-Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2-Valuations based on inputs that are directly or indirectly observable in the marketplace.
Level 3-Valuations based on unobservable inputs that are supported by little or no market activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of July 31, 2017
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$95,495	$—	$—	$95,495
Commercial paper	—	15,020	—	15,020
U.S. treasury securities	—	4,996	—	4,996
Total cash equivalents	$95,495	$20,016	$—	$115,511
Short-term investments:
Commercial paper	$—	$18,913	$—	$18,913
U.S. treasury securities	—	45,081	—	45,081
Corporate debt securities	—	22,761	—	22,761
Total short-term investments	—	86,755	—	86,755
Total cash equivalents and short-term investments	$95,495	$106,771	$—	$202,266

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Short-term investments:
Asset-backed securities	$—	$1,538	$—	$1,538
Corporate debt securities	—	12,852	—	12,852
Total short-term investments	—	14,390	—	14,390
Total cash equivalents and short-term investments	$10,565	$14,390	$—	$24,955
Liabilities:
Series B redeemable convertible preferred stock warrant	$—	$—	$304	$304

Level 3 instruments consist solely of the Company’s Series B redeemable convertible preferred stock warrant liability. During the three months ended April 30, 2017, the Series B redeemable convertible preferred stock warrant was exercised, the corresponding warrant liability was remeasured to fair value, recognized in other income, net in the condensed consolidated statements of operations, and reclassified to additional paid-in capital.
The change in the fair value of the Series B redeemable convertible preferred stock warrant was as follows (in thousands):

Balance at January 31, 2017	$304
Increase in fair value of warrant through exercise date	103
Reclassification of remaining warrant liability to additional paid-in capital	(407)
Balance at July 31, 2017	$—

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
During the three months ended April 30, 2017, the Company recorded $3.7 million of goodwill related to its transaction with Stormpath (see Note 3). As of July 31, 2017 and January 31, 2017, goodwill was $6.3 million and $2.6 million, respectively. No goodwill impairments were recorded during the three and six months ended July 31, 2017 and 2016, respectively.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2017
	(unaudited)
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$14,178	$(3,744)	$10,434
Software licenses	1,023	(406)	617
Purchased developed technology	570	(570)	—
	$15,771	$(4,720)	$11,051

	As of January 31, 2017
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$10,859	$(2,487)	$8,372
Software licenses	1,093	(314)	779
Purchased developed technology	570	(566)	4
	$12,522	$(3,367)	$9,155
The Company capitalized $1.9 million and $1.2 million of internal-use software costs in the three months ended July 31, 2017 and 2016, respectively, and $3.3 million and $2.6 million in the six months ended July 31, 2017 and 2016, respectively. Included in the total amounts capitalized are stock-based compensation expense of $0.4 million and $0.1 million in the three months ended July 31, 2017 and 2016, respectively, and $0.6 million and $0.2 million in the six months ended July 31, 2017 and 2016, respectively.
Amortization expense was $0.7 million and $0.4 million for the three months ended July 31, 2017 and 2016, respectively, and $1.4 million and $0.7 million for the six months ended July 31, 2017 and 2016, respectively.
7. Debt and Financing Arrangements
Loan and Security Agreement
On March 10, 2014, the Company entered into a line of credit and term loan agreement with Silicon Valley Bank (SVB) in the amounts of $5.0 million and $10.0 million, respectively. On June 17, 2015, the Company expanded its line of credit from $5.0 million to $20.0 million and extended the term by one year to mature on March 10, 2017. The term loan facility expired during the year ended January 31, 2015 and no amounts were drawn. On November 21, 2016, the Company amended the agreement to extend the maturity date to November 21, 2018 and increase the borrowing capacity of the line of credit (Revolving Line) to $40.0 million. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $5.4 million as of July 31, 2017 and January 31, 2017 established in connection with facility lease agreements.

Proceeds from loans made under the Revolving Line may be borrowed, repaid and reborrowed until November 21, 2018. Repayment of any outstanding proceeds are payable on November 21, 2018, but may be prepaid without penalty. Borrowings under the Revolving Line bear interest at an annual rate based on the one-year Prime rate plus a spread of 0.75%. Interest is payable quarterly. The Company is required to pay a quarterly facility fee to SVB of 0.15% per annum on the average undrawn portion available under the facility plus balances of outstanding letters of credits. Additionally, the Company is required to pay an upfront, one-time, commitment fee of $0.1 million and annual anniversary fees of $0.1 million on the amendment’s first and second anniversary dates.
As of July 31, 2017 and January 31, 2017, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.
As part of the initial loan agreement, upon closing, the Company granted SVB a warrant to purchase 187,500 shares of common stock at $1.40 per share, with a potential to acquire up to an additional 112,500 shares of common stock at the same price, which right would be triggered upon future amounts drawn under the loan agreement. No additional amounts were drawn under the credit facility and as such, the conditional warrant to acquire up to an additional 112,500 shares was not issued. The fair value of the common stock warrant at the time of issuance was recorded as debt issuance costs. Upon exercise of the warrant in March 2017, 168,750 shares were issued and 18,750 shares were withheld by the Company in lieu of cash exercise.
Financing Arrangements
In May 2015, the Company purchased software and related maintenance and support from a third party under a financing arrangement with a gross value of $0.9 million at an implicit interest rate of 5.0%. The financed obligation will be due in April 2018, and as of July 31, 2017 and January 31, 2017, $0.3 million and $0.4 million, respectively, was outstanding under this obligation.
In January 2017, the Company acquired additional software licenses from a third party under a separate financing arrangement with a gross value of $0.4 million at an implicit interest rate of 4.5%. The financed obligation will be due in January 2019 and as of July 31, 2017 and January 31, 2017, $0.2 million and $0.4 million respectively, was outstanding under this obligation.
8. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in San Jose, California; Bellevue, Washington; London, England; Sydney, Australia; and Toronto, Canada. These office leases expire on various dates through August 2026.
Certain facility lease agreements contain rent holidays, allowances and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. Deferred rent was $5.0 million and $4.8 million as of July 31, 2017 and January 31, 2017, respectively, and the current and noncurrent portions are included in accrued expenses and other current liabilities and other liabilities, noncurrent, respectively, in the condensed consolidated balance sheets. Rent expense was $2.5 million and $1.9 million for the three months ended July 31, 2017 and 2016, respectively, and $4.7 million and $3.6 million for the six months ended July 31, 2017 and 2016, respectively.
In conjunction with the execution of the leases, letters of credit in the aggregate amount of $5.4 million were issued and outstanding as of July 31, 2017 and January 31, 2017, respectively. No draws have been made under such letters of credit.
In July 2017, the Company entered into a non-cancellable contractual agreement with a third-party provider of datacenter hosting facilities for a period of three years. Future annual commitments under this agreement are $10.0 million.

As of July 31, 2017, the future minimum lease payments by fiscal year under the financing arrangements and various operating leases are as follows (in thousands):

	Financing Arrangements	Operating Leases	Purchase Obligations	Total
Remainder of 2018	$289	$5,772	$5,095	$11,156
2019	212	11,902	10,301	22,415
2020	—	8,496	10,301	18,797
2021	—	5,108	4,167	9,275
2022	—	4,725	—	4,725
Thereafter	—	10,449	—	10,449
Total minimum lease payments	$501	$46,452	$29,864	$76,817
Less: amount representing interest	(35)	—	—	(35)
Present value of minimum lease payments	$466	$46,452	$29,864	$76,782
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2017.
9. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then immediately reclassified into Class B common stock. As of July 31, 2017, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of the newly authorized shares of Class A common stock.
As of July 31, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and had authorized 120,000,000 shares of Class B common stock, each with par value $0.0001 per share. As of January 31, 2017, the Company had authorized 120,000,000 shares of common stock with par value $0.0001 per share. As of July 31, 2017, 16,934,899 shares of Class A common stock and 78,552,887 shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
10. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Stock options	$6,127	$3,664	$12,152	$7,033
RSUs	1,435	—	1,501	—
ESPP	2,015	—	2,800	—
Restricted stock awards	768	—	1,520	—
Restricted common stock	1,633	—	2,911	—
Total	$11,978	$3,664	$20,884	$7,033
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenue
Subscription	$1,056	$446	$1,742	$839
Professional services and other	738	313	1,207	586
Research and development	4,438	736	7,739	1,354
Sales and marketing	3,021	1,412	5,396	2,766
General and administrative	2,725	757	4,800	1,488
Total	$11,978	$3,664	$20,884	$7,033
Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations exclude amounts that were capitalized related to internal-use software for the three and six months ended July 31, 2017 and 2016. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of July 31, 2017, 33,360,239 options to purchase Class B common stock granted under the 2009 Plan remain outstanding.
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2017	32,866,862	$6.01	8.2	$145,570
Granted	2,596,568	11.03
Exercised	(1,285,555)	3.04
Canceled	(817,636)	7.55
Outstanding as of July 31, 2017	33,360,239	$6.48	7.9	$516,132
As of July 31, 2017
Vested and exercisable	14,864,075	$4.16	6.8	$264,429

No stock options were granted in the three months ended July 31, 2017. The weighted-average grant-date fair value of options granted was $3.91 for the three months ended July 31, 2016, and $5.36 and $3.86 for the six months ended July 31, 2017 and 2016, respectively. The aggregate fair value of stock options vested was $8.4 million, and $3.3 million for the three months ended July 31, 2017 and 2016, respectively, and $13.0 million and $5.9 million for the six months ended July 31, 2017 and 2016, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $5.3 million and $1.3 million for the three months ended July 31, 2017 and 2016, respectively, and $19.3 million and $1.7 million for the six months ended July 31, 2017 and 2016, respectively.
As of July 31, 2017, there was a total of $67.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.0 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

(unaudited)
Expected volatility	—	42.9%-43.8%	40.3%-40.5%	42.9%-44.3%
Expected term (in years)	—	5.8-6.4	6.0-6.4	5.8-6.4
Risk-free interest rate	—	1.13%-1.50%	2.06%-2.21%	1.13%-1.54%
Expected dividend yield	—	—	—	—
Options Subject to Early Exercise
Prior to the IPO, at the discretion of the board of directors, certain options were exercisable immediately at the date of grant but subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of July 31, 2017 and January 31, 2017, the Company had $1.7 million and $2.2 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of options to acquire 323,574 and 467,180 shares of Class B common stock, respectively.
Restricted Stock Units
The Company granted 2,161,102 and 2,219,927 RSUs with an aggregate fair value of $50.6 million and $51.6 million in the three and six months ended July 31, 2017, respectively, of which all are unvested and outstanding as of July 31, 2017. As of July 31, 2017, there was $49.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.8 years.
Equity Awards Issued in Connection with Business Combinations
In connection with the Stormpath transaction, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million to be recognized as post combination stock-based compensation. The restricted common stock will vest ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, including the continued employment of certain employees with the Company and the wind down of the Stormpath, Inc. entity. The stock-based compensation expense related to the restricted common stock has a requisite service period of two years and will be recognized using an accelerated attribution method due to the existence of performance conditions.
As of July 31, 2017, there was $5.7 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 1.1 years. These shares of restricted common stock were separately authorized by the Company’s board of directors, and did not reduce the number of shares available for future issuance under the 2009 Plan or the 2017 Plan.

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
The restricted stock awards and stock options offered directly to Stormpath employees for employment with the Company are deemed replacement awards and a portion of such awards are considered compensation for pre-combination service. Of the $9.1 million total aggregate fair value of the awards, $1.5 million is related to pre-combination service and is recognized as goodwill and a reduction to the post-combination compensation expense. The post-combination expenses for the restricted stock awards and stock options are $5.5 million and $2.1 million, respectively. The expense related to the restricted stock awards will be recognized over two or three years based on an accelerated attribution method. The expense for the stock options will be recognized ratably over the requisite service period.
As of July 31, 2017, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 1.6 years.
As of July 31, 2017, there was $1.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 2.5 years. The related stock options expense and activity are included within the Stock Options discussions above.
All of these shares are outstanding as of July 31, 2017.
Employee Stock Purchase Plan
In February 2017, the Company’s board of directors adopted, and in March 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan, or the ESPP, which became effective prior to the completion of the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,000 shares of Class A common stock to participating employees. Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began April 7, 2017 and will end on June 20, 2018.
On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date.
As of July 31, 2017, there was $8.6 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended July 31,	Six Months Ended July 31,
	2017	2017

(unaudited)
Expected volatility	31.8%-34.2%	31.8%-37.4%
Expected term (in years)	0.5-1.0	0.5-1.2
Risk-free interest rate	1.12%-1.22%	0.95%-1.22%
Expected dividend yield	—	—
11. Income Taxes
For the three and six months ended July 31, 2017, the Company recorded a tax provision of $0.2 million and $0.5 million on a pretax loss of $26.8 million and $55.4 million, respectively. The effective tax rate for the three and six months ended July 31, 2017 was (0.9)%. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
For the three and six months ended July 31, 2016, the Company recorded a tax provision of $0.1 million and $0.2 million on a pretax loss of $20.5 million and $43.2 million, respectively. The effective tax rates for the three and six months ended July 31, 2016 were (0.5)% and (0.4)%, respectively. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
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
12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended July 31,
	2017		2016
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(4,227)	$(22,775)	$—	$(20,601)
Denominator:
Weighted-average shares outstanding - basic and diluted	14,650	78,926	—	18,802
Net loss per share attributable to common stockholders - basic and diluted:	$(0.29)	$(0.29)	$—	$(1.10)

	Six Months Ended July 31,
	2017		2016
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(7,546)	$(48,357)	$—	$(43,354)
Denominator:
Weighted-average shares outstanding - basic and diluted	9,061	58,064	—	18,687
Net loss per share attributable to common stockholders - basic and diluted:	$(0.83)	$(0.83)	$—	$(2.32)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2017	2016

Conversion of convertible preferred stock	—	59,465
Conversion of common stock warrant	—	188
Conversion of convertible preferred stock warrant	—	29
Restricted common stock issued and outstanding	800	—
Issued and outstanding stock options	33,360	30,501
Unvested RSUs issued and outstanding	2,210	—
Unvested restricted stock awards issued and outstanding	599	—
Shares committed under the ESPP	1,082	—
Unvested shares subject to repurchase	324	603
	38,375	90,786
13. Related Party Transactions
Certain members of the board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. Related party transactions were not material as of and for the three and six months ended July 31, 2017 and 2016.

14. Subsequent Events

In August 2017, the Company executed an amendment to its San Jose lease to add space and extend the lease term through August 2024. The incremental commitment for the additional space is $6.3 million with tenant improvements up to $0.8 million.
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
We founded the company in 2009 to reinvent identity for the modern cloud era. From the beginning, we recognized that identity is the foundation for connections and trust between users and technology. Since our inception, we have consistently innovated to enhance our platform and expand our product offerings.
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Application Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of July 31, 2017, we had over 5,000 integrations with third-party software applications.
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
Other Income, Net
Other income, net consists of interest income from our investment holdings, and expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability and interest expense.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(dollars in thousands)
Revenue
Subscription	$56,080	$33,439	$104,437	$61,002
Professional services and other	4,915	3,997	9,565	8,221
Total revenue	60,995	37,436	114,002	69,223
Cost of revenue
Subscription(1)	12,691	8,466	23,848	15,926
Professional services and other(1)	6,991	5,314	13,297	10,233
Total cost of revenue	19,682	13,780	37,145	26,159
Gross profit	41,313	23,656	76,857	43,064
Operating expenses
Research and development(1)	16,923	9,655	32,282	18,421
Sales and marketing(1)	39,597	28,421	76,777	54,822
General and administrative(1)	11,948	6,142	23,587	13,087
Total operating expenses	68,468	44,218	132,646	86,330
Operating loss	(27,155)	(20,562)	(55,789)	(43,266)
Other income, net	382	56	363	88
Loss before income taxes	(26,773)	(20,506)	(55,426)	(43,178)
Provision for income taxes	229	95	477	176
Net loss	$(27,002)	$(20,601)	$(55,903)	$(43,354)
_______________________________
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(dollars in thousands)
Cost of subscription revenue	$1,056	$446	$1,742	$839
Cost of professional services and other	738	313	1,207	586
Research and development	4,438	736	7,739	1,354
Sales and marketing	3,021	1,412	5,396	2,766
General and administrative	2,725	757	4,800	1,488
Total stock-based compensation expense	$11,978	$3,664	$20,884	$7,033

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue
Subscription	92%	89%	92%	88%
Professional services and other	8	11	8	12
Total revenue	100	100	100	100
Cost of revenue
Subscription	21	23	21	23
Professional services and other	11	14	12	15
Total cost of revenue	32	37	33	38
Gross profit	68	63	67	62
Operating expenses
Research and development	28	26	28	27
Sales and marketing	64	76	67	79
General and administrative	20	16	21	19
Total operating expenses	112	118	116	125
Operating loss	(45)	(55)	(49)	(63)
Other income, net	1	—	—	—
Loss before income taxes	(44)	(55)	(49)	(63)
Provision for income taxes	—	—	—	—
Net loss	(44)%	(55)%	(49)%	(63)%
Comparison of the Three Months Ended July 31, 2017 and 2016
Revenue

	Three Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$56,080	$33,439	$22,641	68%
Professional services and other	4,915	3,997	918	23
Total revenue	$60,995	$37,436	$23,559	63

Percentage of revenue:
Subscription	92%	89%
Professional services and other	8	11
Total	100%	100%
Subscription revenue increased by $22.6 million, or 68%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase was primarily due to the addition of new customers who also have greater Annual Contract Value (ACV) as well as an increase in users and sales of additional products to existing customers as reflected by our Dollar-Based Retention Rate of 123% as of July 31, 2017, an increase from 120% as of July 31, 2016.
Professional services and other revenue increased by $0.9 million, or 23%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$12,691	$8,466	$4,225	50%
Professional services and other	6,991	5,314	1,677	32
Total cost of revenue	$19,682	$13,780	$5,902	43
Gross profit	$41,313	$23,656	$17,657	75

Gross margin:
Subscription	77%	75%
Professional services and other	(42)	(33)
Total gross margin	68	63
Cost of subscription revenue increased by $4.2 million, or 50%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016, primarily due to an increase of $2.0 million in employee compensation costs related to higher headcount to support the growth in our subscription services and an increase of $1.0 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue increased from 75% during the three months ended July 31, 2016 to 77% during the three months ended July 31, 2017, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.7 million, or 32%, for the three months ended July 31, 2017, compared to the three months ended July 31, 2016, primarily due to an increase of $1.5 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (42)% during the three months ended July 31, 2017 from (33)% during the three months ended July 31, 2016 due to the shift during the year ended January 31, 2016 to price our professional services on a time and materials basis. Professional services and other revenue during the three months ended July 31, 2016 included $1.8 million of professional services that were recognized on a completed contract basis, for which a significant portion of the related costs were incurred in earlier periods. Professional services and other revenue during the three months ended July 31, 2017 included professional services that were predominately recognized on a time and materials basis, for which the related costs were incurred in the same period.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Research and development	$16,923	$9,655	$7,268	75%
Percentage of revenue	28%	26%
Research and development expenses increased $7.3 million, or 75%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase was primarily due to an increase of $6.9 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with business combination. Additionally, allocated overhead costs increased by $0.6 million driven by higher headcount. These increases were partially offset by an increase of $0.7 million of capitalized internal-use software costs.

Sales and Marketing Expenses

	Three Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$39,597	$28,421	$11,176	39%
Percentage of revenue	64%	76%
Sales and marketing expenses increased $11.2 million, or 39%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase was primarily due to an increase of $8.3 million in employee compensation costs related to headcount growth, an increase of $0.6 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships and brand awareness efforts aimed at acquiring new customers and an increase of $1.3 million in allocated overhead costs.
General and Administrative Expenses

	Three Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
General and administrative	$11,948	$6,142	$5,806	95%
Percentage of revenue	20%	16%
General and administrative expenses increased $5.8 million, or 95%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase was primarily due to an increase of $4.4 million in employee compensation costs primarily related to higher headcount to support our continued growth, an increase of $0.9 million in costs from professional services comprised primarily of legal, accounting, and consulting fees and an increase of $0.6 million in allocated overhead costs.
Comparison of the Six Months Ended July 31, 2017 and 2016
Revenue

	Six Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$104,437	$61,002	$43,435	71%
Professional services and other	9,565	8,221	1,344	16
Total revenue	$114,002	$69,223	$44,779	65

Percentage of revenue:
Subscription	92%	88%
Professional services and other	8	12
Total	100%	100%
Subscription revenue increased by $43.4 million, or 71%, for the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase was primarily due to the addition of new customers who also have greater ACV, as well as an increase in users and sales of additional products to existing customers as reflected by our Dollar-Based Retention Rate of 123% as of July 31, 2017, an increase from 120% as of July 31, 2016.
Professional services and other revenue increased by $1.3 million, or 16%, for the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$23,848	$15,926	$7,922	50%
Professional services and other	13,297	10,233	3,064	30
Total cost of revenue	$37,145	$26,159	$10,986	42
Gross profit	$76,857	$43,064	$33,793	78

Gross margin:
Subscription	77%	74%
Professional services and other	(39)	(24)
Total gross margin	67	62
Cost of subscription revenue increased by $7.9 million, or 50%, for the six months ended July 31, 2017 compared to the six months ended July 31, 2016, primarily due to an increase of $3.8 million in employee compensation costs related to higher headcount to support the growth in our subscription services, and an increase of $1.8 million in data center costs as we increased capacity to support our growth. Additionally, allocated overhead costs increased by $0.8 million driven by higher headcount.
Our gross margin for subscription revenue increased to 77% during the six months ended July 31, 2017, up from 74% during six months ended July 31, 2016, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $3.1 million, or 30%, for the six months ended July 31, 2017, compared to the six months ended July 31, 2016, primarily due to an increase of $2.7 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (39)% from (24)% during the six months ended July 31, 2017 as compared to the six months ended July 31, 2016, due to the shift during the year ended January 31, 2016 to price our professional services on a time and materials basis. Professional services and other revenue during the six months ended July 31, 2016 included $4.3 million of professional services that were recognized on a completed contract basis, for which a significant portion of the related costs were incurred in earlier periods. Professional services and other revenue during the six months ended July 31, 2017 included professional services that were predominately recognized on a time and materials basis, for which the related costs were incurred in the same period.

Operating Expenses
Research and Development Expenses

	Six Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Research and development	$32,282	$18,421	$13,861	75%
Percentage of revenue	28%	27%
Research and development expenses increased $13.9 million, or 75%, for the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase was primarily due to an increase of $12.5 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with the Stormpath business combination. Additionally, allocated overhead costs increased by $1.2 million. These increases were partially offset by an increase of $0.8 million of capitalized internal-use software costs.
Sales and Marketing Expenses

	Six Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$76,777	$54,822	$21,955	40%
Percentage of revenue	67%	79%
Sales and marketing expenses increased $22.0 million, or 40%, for the six months ended July 31, 2017, compared to the six months ended July 31, 2016. The increase was primarily due to an increase of $15.5 million in employee compensation costs related to headcount growth, an increase of $2.5 million in allocated overhead costs, an increase of $2.0 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships and brand awareness efforts aimed at acquiring new customers, and an increase of $0.9 million related to employee time and expense to support our expanding customer base.
General and Administrative Expenses

	Six Months Ended July 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
General and administrative	$23,587	$13,087	$10,500	80%
Percentage of revenue	21%	19%
General and administrative expenses increased $10.5 million, or 80%, for the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase was primarily due to an increase of $7.8 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $1.9 million in costs from professional services comprised primarily of legal, accounting, and consulting fees, and an increase of $1.0 million in allocated overhead costs.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2017	2016

Customers with ACV above $100,000	539	354
Dollar-Based Retention Rate for the trailing 12 months ended	123%	120%

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(dollars in thousands)
Calculated Billings	$71,677	$46,455	$131,605	$80,679
Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2017, we had over 3,650 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 539 and 354 as of July 31, 2017 and 2016, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Calculated Billings increased 54% in the three months ended July 31, 2017 over the three months ended July 31, 2016 and increased 63% in the six months ended July 31, 2017 over the six months ended July 31, 2016.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(dollars in thousands)
Gross profit	$41,313	$23,656	$76,857	$43,064
Add:
Stock-based compensation expense included in cost of revenue	1,794	759	2,949	1,425
Amortization of acquired intangibles	—	47	4	94
Non-GAAP gross profit	$43,107	$24,462	$79,810	$44,583

Gross margin	68%	63%	67%	62%
Non-GAAP gross margin	71%	65%	70%	64%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(dollars in thousands)
Operating loss	$(27,155)	$(20,562)	$(55,789)	$(43,266)
Add:
Stock-based compensation expense	11,978	3,664	20,884	7,033
Amortization of acquired intangibles	—	47	4	94
Non-GAAP operating loss	$(15,177)	$(16,851)	$(34,901)	$(36,139)

Operating margin	(45)%	(55)%	(49)%	(63)%
Non-GAAP operating margin	(25)%	(45)%	(31)%	(52)%

Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(in thousands)
Net cash used in operating activities	$(6,238)	$(11,838)	$(15,924)	$(26,873)
Less:
Purchases of property and equipment	(2,708)	(2,102)	(5,156)	(3,029)
Capitalized internal-use software costs	(1,535)	(1,093)	(2,743)	(2,325)
Free Cash Flow	$(10,481)	$(15,033)	$(23,823)	$(32,227)

Net cash provided by (used in) investing activities	$(88,519)	$1,012	$(80,302)	$1,853
Net cash provided by (used in) financing activities	$(555)	$48	$199,553	$(289)
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue during the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(in thousands)
Total revenue	$60,995	$37,436	$114,002	$69,223
Add:
Deferred revenue (end of period)	131,326	90,981	131,326	90,981
Less:
Deferred revenue (beginning of period)	(120,644)	(81,962)	(113,723)	(79,525)
Calculated Billings	$71,677	$46,455	$131,605	$80,679
Liquidity and Capital Resources
As of July 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $213.2 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities, commercial paper and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

In April 2017, upon completion of our initial public offering (IPO), the Company received aggregate proceeds of $200.0 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Historically, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, as well as payments received from customers for subscription and professional services. We believe our existing cash and cash equivalents, our investments, our credit facility, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
In March 2014, we entered into a loan and security agreement with Silicon Valley Bank for a line of credit and term loan of $5.0 million and $10.0 million, respectively. The line of credit was originally available over a two-year period, expiring in March 2016, based on certain revenue metrics, not to exceed $5.0 million. In June 2015 we amended our credit facility to increase the line of credit to $20.0 million and extend the maturity date to March 2017. In November 2016, we amended our credit facility again to increase the line of credit to $40.0 million and extend the maturity date to November 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $5.4 million as of July 31, 2017 established in connection with facility lease agreements. As of July 31, 2017, we had no outstanding balance on the line of credit.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2017 we had deferred revenue of $131.3 million, of which $127.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2017	2016

	(in thousands)
Net cash used in operating activities	$(15,924)	$(26,873)
Net cash provided by (used in) investing activities	(80,302)	1,853
Net cash provided by (used in) financing activities	199,553	(289)
Effects of changes in foreign currency exchange rates on cash and cash equivalents	134	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	$103,461	$(25,363)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities and in the current period from the net proceeds of our IPO.

During the six months ended July 31, 2017, cash used in operating activities was $15.9 million primarily due to our net loss of $55.9 million, adjusted for non-cash charges of $33.2 million and net cash inflows of $6.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $17.6 million increase in deferred revenue, and an increase of $3.7 million in accounts payable, accrued compensation and other accrued expenses, offset by an increase of $1.3 million in accounts receivable, a decrease of $5.9 million in prepaid expenses and other assets and a $7.3 million increase in deferred commissions.
During the six months ended July 31, 2016, cash used in operating activities was $26.9 million primarily due to our net loss of $43.4 million, adjusted for non-cash charges of $15.3 million and net cash inflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $0.7 million decrease in accounts receivable, a $11.5 million increase in deferred revenue, a $1.7 million increase in accounts payable, offset by a $2.9 million decrease in accrued compensation, a $3.4 million increase in prepaid expenses and other assets, and a $6.1 million increase in deferred commissions.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2017 of $80.3 million was primarily attributable to the purchases of investments of $86.8 million, purchases of property and equipment of $5.2 million to support additional office space and headcount, and the capitalization of internal-use software costs of $2.7 million associated with the development of additional significant features and functionality to our platform. These activities were partially offset by proceeds from the sale and maturities of investments of $14.4 million.
Net cash provided by investing activities during the six months ended July 31, 2016 of $1.9 million was primarily attributable to proceeds from the sales and maturities of investments of $7.2 million, which was partially offset by purchases of property and equipment of $3.0 million to support additional office space and headcount, and the capitalization of internal-use software costs of $2.3 million associated with the development of additional features and functionality of our platform.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2017 of $199.6 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions, proceeds from the exercise of stock options of $3.9 million, net of repurchases, offset by $4.0 million in payments related to deferred offering costs and principal payments on a financing arrangement of $0.3 million.
Cash used in financing activities during the six months ended July 31, 2016 was $0.3 million and was primarily the result of $0.8 million in payments related to deferred offering costs and principal payments under a financing arrangement of $0.1 million, partially offset by $0.7 million in proceeds from the exercise of stock options, net of repurchases.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and data center hosting facilities. The following table summarizes our contractual obligations as of July 31, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$11,661	$17,075	$9,301	$8,415	$46,452
Other obligations	10,668	19,697	—	—	30,365
Total contractual obligations	$22,329	$36,772	$9,301	$8,415	$76,817

In August 2017, we executed an amendment to our San Jose lease to add space and extend the lease term through August 2024. See Note 14. Subsequent Events to our condensed consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
As of July 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the six months ended July 31, 2017, except as described in Note 2 of our condensed consolidated financial statements “Summary of Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies-New Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2017 and 2016, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $213.2 million as of July 31, 2017, of which $202.3 million was invested in money market funds, commercial paper, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2017, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of July 31, 2017.
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 63.5% of the voting power of our capital stock as of July 31, 2017. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2017, our directors, executive officers, and their affiliates, held in the aggregate 63.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, as of July 31, 2017, we had 33,360,239 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements and applicable vesting requirements.
As of July 31, 2017, the holders of 59,491,640 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
10.1	Sublease Agreement, dated July 11, 2016, between the Registrant and Dropbox, Inc., as amended, with a term beginning on July 1, 2017.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

Okta, Inc.

September 7, 2017	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)