Form 10-Q
period 2017-10-31
Okta, Inc.
filed 2017-12-07
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 30, 2017, the number of shares of registrant’s Class A common stock outstanding was 40,488,329 and the number of shares of the registrant’s Class B common stock outstanding was 61,435,859.

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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,575	$23,282
Short-term investments	86,043	14,390
Accounts receivable, net of allowances of $976 and $1,306	46,882	34,544
Deferred commissions	14,134	13,549
Prepaid expenses and other current assets	10,038	7,025
Total current assets	294,672	92,790
Property and equipment, net	13,122	11,026
Deferred commissions, noncurrent	9,163	10,050
Intangible assets, net	11,455	9,155
Goodwill	6,282	2,630
Other assets	2,463	4,984
Total assets	$337,157	$130,635
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,875	$9,387
Accrued expenses and other current liabilities	4,955	8,363
Accrued compensation	14,671	9,866
Deferred revenue	138,460	108,012
Total current liabilities	170,961	135,628
Deferred revenue, noncurrent	3,188	5,711
Other liabilities, noncurrent	6,553	4,947
Total liabilities	180,702	146,286
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	—	227,954
Stockholders’ equity (deficit):
Preferred stock	—	—
Class A common stock	2	—
Class B common stock	8	2
Additional paid-in capital	534,304	44,469
Accumulated other comprehensive loss	(69)	(167)
Accumulated deficit	(377,790)	(287,909)
Total stockholders’ equity (deficit)	156,455	(243,605)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$337,157	$130,635
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

Revenue
Subscription	$62,705	$38,123	$167,142	$99,125
Professional services and other	5,533	4,160	15,098	12,381
Total revenue	68,238	42,283	182,240	111,506
Cost of revenue
Subscription	13,553	8,597	37,401	24,523
Professional services and other	7,570	5,506	20,867	15,739
Total cost of revenue	21,123	14,103	58,268	40,262
Gross profit	47,115	28,180	123,972	71,244
Operating expenses
Research and development	19,190	9,706	51,472	28,127
Sales and marketing	49,606	32,442	126,383	87,264
General and administrative	13,546	7,922	37,133	21,009
Total operating expenses	82,342	50,070	214,988	136,400
Operating loss	(35,227)	(21,890)	(91,016)	(65,156)
Other income, net	509	50	872	138
Loss before income taxes	(34,718)	(21,840)	(90,144)	(65,018)
Provision (benefit) for income taxes	(940)	91	(463)	267
Net loss	$(33,778)	$(21,931)	$(89,681)	$(65,285)

Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(1.14)	$(1.17)	$(3.46)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	95,474	19,174	76,950	18,850
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

Net loss	$(33,778)	$(21,931)	$(89,681)	$(65,285)
Net change in unrealized gains (losses) on available-for-sale securities	(58)	(20)	(70)	14
Foreign currency translation adjustments	(81)	(89)	168	(144)
Other comprehensive income (loss)	(139)	(109)	98	(130)
Comprehensive loss	$(33,917)	$(22,040)	$(89,583)	$(65,415)

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(89,681)	$(65,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	5,111	3,177
Stock-based compensation	35,292	11,869
Amortization of deferred commissions	12,798	9,926
Deferred income taxes	(960)	—
Non-cash charitable contributions	708	129
Other	997	173
Changes in operating assets and liabilities:
Accounts receivable	(12,742)	(3,606)
Deferred commissions	(12,495)	(11,207)
Prepaid expenses and other current and noncurrent assets	(2,989)	(2,312)
Accounts payable	6,255	2,453
Accrued compensation	5,931	(1,268)
Accrued expenses and other current and noncurrent liabilities	(1,545)	259
Deferred revenue	27,925	20,293
Net cash used in operating activities	(25,395)	(35,399)
Cash flows from investing activities:
Capitalization of internal-use software costs	(4,072)	(3,992)
Purchases of property and equipment and other	(5,570)	(4,647)
Purchases of securities available for sale	(95,344)	—
Proceeds from sales of securities available for sale	1,538	6,207
Proceeds from maturities and redemption of securities available for sale	21,985	5,000
Net cash provided by (used in) investing activities	(81,463)	2,568
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	199,948	—
Payments of deferred offering costs	(4,038)	(990)
Proceeds from stock option exercises, net of repurchases, and other	25,800	1,665
Principal payments on financing arrangements	(343)	(213)
Net cash provided by financing activities	221,367	462
Effects of changes in foreign currency exchange rates on cash and cash equivalents	53	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	114,562	(32,513)
Cash, cash equivalents and restricted cash at beginning of period	23,282	58,081
Cash, cash equivalents and restricted cash at end of period	$137,844	$25,568

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	$986	$997
Issuance of common stock in connection with warrant exercises	272	—
Common stock issued as charitable contribution	708	129
Deferred offering costs, accrued but not yet paid	—	438
Property and equipment and other, accrued but not yet paid	710	990
Issuance of common stock in connection with business combination	2,160	—
Conversion of redeemable convertible preferred stock to common stock	228,362	—
Cash paid for taxes	668	90
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$137,575	$20,134
Restricted cash, current	—	1,039
Restricted cash, noncurrent included in other assets	269	4,395
Total cash, cash equivalents and restricted cash	$137,844	$25,568
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
As of October 31, 2017, 39,290,132 shares of the Company’s Class A common stock and 62,081,326 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO and shares converted from Class B common stock.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made in our condensed consolidated balance sheets and condensed consolidated statements of of cash flows to conform to the current period presentation.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the nine months ended October 31, 2017, except as noted below:
Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2017 Employee Stock Purchase Plan (ESPP), is based on the fair value of the awards on the date of grant. Prior to the IPO, the fair value of the Company’s common stock was determined by the estimated fair value of the Company’s common stock at the time of grant. After the IPO, the fair value is determined using the market closing price of its Class A common stock on the date of grant. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options granted to employees and non-employees and the purchase rights issued under the ESPP to employees. The unvested options issued to non-employees are remeasured to fair value at the end of each reporting period. This cost is recognized as an expense following the straight-line attribution method, over the requisite service period, for stock options, restricted stock units (RSUs) and restricted stock, and over the offering period, for the purchase rights issued under the ESPP. Prior to adoption of ASU 2016-09, the stock-based compensation was recorded net of estimated forfeitures.
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
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested RSUs, purchase rights issued under the ESPP, shares subject to repurchase from early exercised options, and common stock and restricted stock issued in connection with certain business combinations are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
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
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and has modified the standard thereafter. The standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Under the retrospective transition method, the standard applies to contracts in all reporting periods presented. Under the modified retrospective transition method, the standard applies only to contracts still open as of February 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous standards. The Company is currently evaluating the retrospective transition method.
The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;

•	revenue for all professional services, including fixed fee, will be recognized based on a proportional performance basis;

•	required disclosures including information about the transaction price allocated to remaining performance obligations and related timing of revenue recognition; and

•	accounting for deferred commissions including costs that qualify for deferral and the amortization period.
The requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will affect the Company’s determination of the related period of benefit for amortization purposes and have a material impact on accounting for sales commissions for the periods presented. The Company has assigned internal resources, engaged a third-party service provider and is currently evaluating the impacts of systems implementations. The Company will continue to evaluate and analyze all other aspects of Topic 606 that may impact it.
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
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within subsequent fiscal years. Early adoption is permitted. The Company is currently evaluating both the timing and the impact of the adoption of this standard on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-04), which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations,” adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for annual or any interim impairment tests with a measurement date on or after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09), which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. This guidance is effective for annual and interim periods beginning after December 15, 2017, and would be applied prospectively to awards modified on or after the effective date. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain/loss and estimated fair value of the Company’s cash equivalents and short-term investments as of October 31, 2017 and January 31, 2017 were as follows (in thousands):

	As of October 31, 2017
	(unaudited)
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$115,939	$—	$—	$115,939
Total cash equivalents	$115,939	$—	$—	$115,939
Investments:
Commercial paper	16,973	—	—	16,973
U.S. treasury securities	46,570	—	(57)	46,513
Corporate debt securities	22,570	—	(13)	22,557
Total short-term investments	86,113	—	(70)	86,043
Total	$202,052	$—	$(70)	$201,982

	As of January 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Total cash equivalents	$10,565	$—	$—	$10,565
Investments:
Asset-backed securities	1,538	—	—	1,538
Corporate debt securities	12,842	13	(3)	12,852
Total short-term investments	14,380	13	(3)	14,390
Total	$24,945	$13	$(3)	$24,955
All short-term investments were designated as available-for-sale securities as of October 31, 2017 and January 31, 2017.
The Company had 17 and five short-term investments in unrealized loss positions as of October 31, 2017 and January 31, 2017, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2017 or 2016.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of October 31, 2017 and January 31, 2017.

The following tables present the contractual maturities of the Company’s short-term investments as of October 31, 2017 and January 31, 2017 (in thousands):

	As of October 31, 2017
	(unaudited)
	Amortized Cost	Estimated Fair Value
Due within one year	$73,602	$73,553
Due between one to five years	12,511	12,490
	$86,113	$86,043

	As of January 31, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$12,842	$12,852
Due between one to five years	1,538	1,538
	$14,380	$14,390
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
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of October 31, 2017
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$115,939	$—	$—	$115,939
Total cash equivalents	$115,939	$—	$—	$115,939
Short-term investments:
Commercial paper	$—	$16,973	$—	$16,973
U.S. treasury securities	—	46,513	—	46,513
Corporate debt securities	—	22,557	—	22,557
Total short-term investments	—	86,043	—	86,043
Total cash equivalents and short-term investments	$115,939	$86,043	$—	$201,982

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,565	$—	$—	$10,565
Total cash equivalents	$10,565	$—	$—	$10,565
Short-term investments:
Asset-backed securities	$—	$1,538	$—	$1,538
Corporate debt securities	—	12,852	—	12,852
Total short-term investments	—	14,390	—	14,390
Total cash equivalents and short-term investments	$10,565	$14,390	$—	$24,955
Liabilities:
Series B redeemable convertible preferred stock warrant	$—	$—	$304	$304
Level 3 instruments consist solely of the Company’s Series B redeemable convertible preferred stock warrant liability. During the three months ended April 30, 2017, the Series B redeemable convertible preferred stock warrant liability that was outstanding as of January 31, 2017 was exercised. The corresponding warrant liability was remeasured to fair value and reclassified to additional paid-in capital. The expense resulting from remeasurement was recognized in other income, net in the condensed consolidated statements of operations.
The change in the fair value of the Series B redeemable convertible preferred stock warrant liability was as follows (in thousands):

Balance at January 31, 2017	$304
Increase in fair value of warrant through exercise date	103
Reclassification of remaining warrant liability to additional paid-in capital	(407)
Balance at October 31, 2017	$—
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
During the three months ended April 30, 2017, the Company recorded $3.7 million of goodwill related to its transaction with Stormpath (see Note 3). As of October 31, 2017 and January 31, 2017, goodwill was $6.3 million and $2.6 million, respectively. No goodwill impairments were recorded during the three and nine months ended October 31, 2017 and 2016, respectively.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of October 31, 2017
	(unaudited)
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$15,344	$(4,446)	$10,898
Software licenses	1,023	(466)	557
Purchased developed technology	570	(570)	—
	$16,937	$(5,482)	$11,455

	As of January 31, 2017
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$10,859	$(2,487)	$8,372
Software licenses	1,093	(314)	779
Purchased developed technology	570	(566)	4
	$12,522	$(3,367)	$9,155
The Company capitalized $1.7 million and $1.9 million of internal-use software costs in the three months ended October 31, 2017 and 2016, respectively, and $5.0 million and $4.4 million in the nine months ended October 31, 2017 and 2016, respectively. Included in the total amounts capitalized are stock-based compensation expense of $0.3 million and $0.2 million in the three months ended October 31, 2017 and 2016, respectively, and $0.9 million and $0.4 million in the nine months ended October 31, 2017 and 2016, respectively. The Company reversed $0.5 million of previously capitalized costs in the three months ended October 31, 2017 as they were not realizable. The charge was recognized in research and development in the condensed consolidated statements of operations.
Amortization expense was $0.8 million and $0.5 million for the three months ended October 31, 2017 and 2016, respectively, and $2.1 million and $1.3 million for the nine months ended October 31, 2017 and 2016, respectively.
7. Debt and Financing Arrangements
Loan and Security Agreement
On March 10, 2014, the Company entered into a line of credit and term loan agreement with Silicon Valley Bank (SVB) in the amounts of $5.0 million and $10.0 million, respectively. On June 17, 2015, the Company expanded its line of credit from $5.0 million to $20.0 million and extended the term by one year to mature on March 10, 2017. The term loan facility expired during the year ended January 31, 2015 and no amounts were drawn. On November 21, 2016, the Company amended the agreement to extend the maturity date to November 21, 2018 and increase the borrowing capacity of the line of credit (Revolving Line) to $40.0 million. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.4 million as of October 31, 2017 established in connection with facility lease agreements. As of October 31, 2017, $35.6 million was available under the Revolving Line.
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
As of October 31, 2017 and January 31, 2017, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.

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
Financing Arrangements
In May 2015, the Company purchased software and related maintenance and support from a third party under a financing arrangement with a gross value of $0.9 million at an implicit interest rate of 5.0%. The financed obligation will be due in April 2018, and as of October 31, 2017 and January 31, 2017, $0.1 million and $0.4 million, respectively, was outstanding under this obligation.
In January 2017, the Company acquired additional software licenses from a third party under a separate financing arrangement with a gross value of $0.4 million at an implicit interest rate of 4.5%. The financed obligation will be due in January 2019 and as of October 31, 2017 and January 31, 2017, $0.3 million and $0.4 million respectively, was outstanding under this obligation.
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
Certain facility lease agreements contain rent holidays, allowances and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. Deferred rent was $5.0 million and $4.8 million as of October 31, 2017 and January 31, 2017, respectively, and the current and noncurrent portions are included in accrued expenses and other current liabilities and other liabilities, noncurrent, respectively, in the condensed consolidated balance sheets. Rent expense was $3.0 million and $1.9 million for the three months ended October 31, 2017 and 2016, respectively, and $7.6 million and $5.5 million for the nine months ended October 31, 2017 and 2016, respectively.
In August 2017, the Company executed an amendment to its San Jose lease to add space and extend the lease term through August 2024. The incremental commitment for the additional space is $6.3 million with a tenant improvement allowance of up to $0.8 million. Rental payments will commence in August 2018.
In conjunction with the execution of the leases, letters of credit in the aggregate amount of $4.4 million and $5.4 million were issued and outstanding as of October 31, 2017 and January 31, 2017, respectively. No draws have been made under such letters of credit.

As of October 31, 2017, the future minimum lease payments by fiscal year under the financing arrangements and various operating leases are as follows (in thousands):

	Financing Arrangements	Operating Leases	Purchase Obligations	Total
Remainder of 2018	$212	$2,968	$2,595	$5,775
2019	212	12,343	10,401	22,956
2020	—	9,441	10,301	19,742
2021	—	6,088	4,167	10,255
2022	—	5,749	—	5,749
Thereafter	—	13,896	—	13,896
Total minimum lease payments	$424	$50,485	$27,464	$78,373
Less: amount representing interest	(29)	—	—	(29)
Present value of minimum lease payments	$395	$50,485	$27,464	$78,344
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2017.
9. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then immediately reclassified into Class B common stock. As of October 31, 2017, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of the newly authorized shares of Class A common stock.
As of October 31, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and had authorized 120,000,000 shares of Class B common stock, each with par value $0.0001 per share. As of January 31, 2017, the Company had authorized 120,000,000 shares of common stock with par value $0.0001 per share. As of October 31, 2017, 39,290,132 shares of Class A common stock and 62,081,326 shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
Awards Issued as Charitable Contributions
During the three and nine months ended October 31, 2017, the Company granted 24,287 shares of Class A common stock as charitable contributions and recognized $0.7 million as general and administrative expense in the condensed consolidated statement of operations. During the three and nine months ended October 31, 2016, the Company granted 13,935 shares of Class B common stock as a charitable contribution and recognized $0.1 million as general and administrative expense in the condensed consolidated statement of operations.
10. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Stock options	$6,162	$4,836	$18,313	$11,869
RSUs	3,587	—	5,088	—
ESPP	2,146	—	4,946	—
Restricted stock awards	880	—	2,400	—
Restricted common stock	1,633	—	4,545	—
Total	$14,408	$4,836	$35,292	$11,869
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue
Subscription	$1,421	$578	$3,163	$1,417
Professional services and other	979	304	2,186	890
Research and development	5,174	808	12,913	2,162
Sales and marketing	3,894	1,619	9,290	4,385
General and administrative	2,940	1,527	7,740	3,015
Total	$14,408	$4,836	$35,292	$11,869
Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and nine months ended October 31, 2017 and 2016. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of October 31, 2017, 27,052,658 options to purchase Class B common stock granted under the 2009 Plan remain outstanding and 65,000 options to purchase Class A common stock granted under the 2017 Plan remain outstanding.

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2017	32,866,862	$6.01	8.2	$145,570
Granted	2,661,568	11.48
Exercised	(7,205,213)	3.58
Canceled	(1,205,559)	7.67
Outstanding as of October 31, 2017	27,117,658	$7.12	7.9	$591,162
As of October 31, 2017
Vested and exercisable	10,699,293	$4.86	6.9	$257,446

The weighted-average grant-date fair value of options granted was $12.27 and $4.19 for the three months ended October 31, 2017 and 2016, respectively, and $5.37 and $3.93 for the nine months ended October 31, 2017 and 2016, respectively. The aggregate fair value of stock options vested was $5.9 million, and $3.9 million for the three months ended October 31, 2017 and 2016, respectively, and $18.9 million and $9.5 million for the nine months ended October 31, 2017 and 2016, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $139.4 million and $2.6 million for the three months ended October 31, 2017 and 2016, respectively, and $158.7 million and $4.5 million for the nine months ended October 31, 2017 and 2016, respectively.
As of October 31, 2017, there was a total of $60.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(unaudited)
Expected volatility	41.4%	40.9%-41.6%	40.4%-41.4%	40.9%-44.3%
Expected term (in years)	6.3	5.8-6.1	6.3-6.4	5.8-6.4
Risk-free interest rate	1.87%	1.22%-1.42%	1.87%-2.21%	1.13%-1.54%
Expected dividend yield	—	—	—	—
Options Subject to Early Exercise
Prior to the IPO, at the discretion of the board of directors, certain options were exercisable immediately at the date of grant but subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of October 31, 2017 and January 31, 2017, the Company had $1.4 million and $2.2 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of options to acquire 248,083 and 467,180 shares of Class B common stock, respectively.

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2017	—	$—
Granted	2,567,667	24.08
Vested	—	—
Forfeited	(61,451)	23.68
Outstanding as of October 31, 2017	2,506,216	$24.08
The Company granted 347,740 and 2,567,667 RSUs with an aggregate fair value of $10.2 million and $61.8 million in the three and nine months ended October 31, 2017, respectively, of which all are unvested and outstanding as of October 31, 2017. As of October 31, 2017, there was $55.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.6 years based on vesting under the award service conditions.
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
As of October 31, 2017, there was $4.1 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 1.0 years. These shares of restricted common stock were separately authorized by the Company’s board of directors, and did not reduce the number of shares available for future issuance under the 2009 Plan or the 2017 Plan.
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
As of October 31, 2017, there was $3.1 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 1.5 years.
As of October 31, 2017, there was $1.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 2.4 years. The related stock options expense and activity are included within the Stock Options section above.

All of these shares are outstanding as of October 31, 2017.
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
As of October 31, 2017, there was $6.0 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended October 31,
2017

(unaudited)
Expected volatility	31.8%-37.4%
Expected term (in years)	0.5-1.2
Risk-free interest rate	0.95%-1.22%
Expected dividend yield	—
11. Income Taxes
For the three and nine months ended October 31, 2017, the Company recorded a tax benefit of $0.9 million and $0.5 million on a pretax loss of $34.7 million and $90.1 million, respectively. The effective tax rate for the three and nine months ended October 31, 2017 was 2.7% and 0.5%, respectively. The effective tax rates differ from the statutory rates primarily as a result of tax benefits from stock-based compensation in the United Kingdom and providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
For the three and nine months ended October 31, 2016, the Company recorded a tax provision of $0.1 million and $0.3 million on a pretax loss of $21.8 million and $65.0 million, respectively. The effective tax rate for the three and nine months ended October 31, 2016 was (0.4)%. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), effective February 1, 2017. Upon adoption, the Company recorded a retrospective increase of $0.3 million in gross U.S. deferred tax assets for previously unrecognized excess tax benefits that existed as of January 31, 2017, and a corresponding increase of $0.3 million in valuation allowance against these deferred tax assets, as the Company’s U.S. deferred tax assets are subject to a full valuation allowance. As such, the net impact to the Company’s retained earnings was zero. The adopted guidance requires all of the tax effects related to share-based payments to be recorded through the income statement. The Company’s effective tax rate reflected $1.2 million of tax benefit from stock-based compensation as a result of exercised options in the current period. The Company’s income tax rate may fluctuate based upon its stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,
	2017		2016
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(8,858)	$(24,919)	$—	$(21,931)
Denominator:
Weighted-average shares outstanding - basic and diluted	25,039	70,435	—	19,174
Net loss per share attributable to common stockholders - basic and diluted:	$(0.35)	$(0.35)	$—	$(1.14)

	Nine Months Ended October 31,
	2017		2016
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(16,908)	$(72,773)	$—	$(65,285)
Denominator:
Weighted-average shares outstanding - basic and diluted	14,508	62,442	—	18,850
Net loss per share attributable to common stockholders - basic and diluted:	$(1.17)	$(1.17)	$—	$(3.46)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2017	2016

Conversion of convertible preferred stock	—	59,465
Conversion of common stock warrant	—	188
Conversion of convertible preferred stock warrant	—	29
Restricted common stock issued and outstanding	800	—
Issued and outstanding stock options	27,118	32,160
Unvested RSUs issued and outstanding	2,506	—
Unvested restricted stock awards issued and outstanding	599	—
Shares committed under the ESPP	1,082	—
Unvested shares subject to repurchase	248	540
	32,353	92,382

13. Related Party Transactions
Certain members of the board of directors serve as directors of and/or are executive officers of and, in some cases, are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of or serve in an advisory capacity to companies that are customers or vendors of the Company. Related party transactions were not material as of and for the three and nine months ended October 31, 2017 and 2016.
14. Subsequent Events

On December 2, 2017, the Company entered into an office lease (Lease) to lease approximately 207,066 rentable square feet in an office building in San Francisco, California (Premises) expected to become the Company’s new corporate headquarters. The Premises will be delivered in phases during the total term of the Lease. One floor, or approximately 19,060 square feet, of the Premises is scheduled to be delivered on or about February 1, 2018, as phase one, and nine floors, or approximately 188,006 square feet, of the Premises are scheduled to be delivered on or about June 1, 2018, as phase two. The lease payments associated with phases one and two will be approximately $170.6 million, and annual lease payments are approximately $1.3 million and $8.7 million for the first and second year, respectively (net of 11 and eight months of rent abatement in the first year related to phase one and phase two, respectively, and five months of rent abatement in the second year related to phase two). The Lease has a 10 year term, which is expected to expire in October 2028. The Company is entitled to two five-year options to extend the Lease, subject to certain requirements.

In addition, the landlord will provide a tenant improvement allowance of up to $20.7 million for leasehold improvements in phases one and two, as the phases are delivered, beginning in February 2018.

Subject to certain terms and conditions, the Lease requires the Company to lease two and a half additional floors, or approximately 47,939 square feet, of the Premises, beginning in February 2020, as phase three. The lease payments associated with phase three will be approximately $35.6 million, and annual lease payments for the first year are approximately $2.2 million (net of five months of rent abatement). In addition, the landlord will provide a tenant improvement allowance of up to $4.0 million for leasehold improvements in phase three.

The Company has obtained a standby letter of credit (Letter of Credit) in the amount of $8.0 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease. Subject to certain terms and conditions, the Lease requires the Company to increase the amount of the Letter of Credit by $1.9 million in connection with phase three. Restricted cash of $8.0 million has been pledged for the Letter of Credit.

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
Overview
Okta is the leading independent provider of identity for the enterprise. Okta pioneered identity in the cloud. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect people to technology, anywhere, anytime and from any device. Every business day, over three million people use Okta to securely access a wide range of cloud applications, websites, mobile applications and services from a multitude of devices. Workforces sign into our platform to seamlessly access the applications they need to do their most important work. Organizations use our platform to provide their customers with more modern experiences online and via mobile devices, and to connect with partners to streamline their operations. Developers leverage our platform to securely embed identity into their software.
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
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of October 31, 2017, we had over 5,000 integrations with third-party software applications.
We offer our platform through a SaaS business model. We focus on adding and retaining customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our solution directly through our field and inside sales teams, as well as indirectly through channel partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform for both internal and external use cases, which we refer to as the extended enterprise and Customer Identity Management, respectively. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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
Cost of Revenue and Gross Margin
Cost of Subscription Revenue.    Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support. These expenses include employee-related costs for employees associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, travel-related costs, amortization expense associated with capitalized internal-use software and acquired technology, and allocated overhead.
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
Other Income, Net
Other income, net consists of interest income from our investment holdings, interest expense and expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability.
Provision (Benefit) for Income Taxes
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(dollars in thousands)
Revenue
Subscription	$62,705	$38,123	$167,142	$99,125
Professional services and other	5,533	4,160	15,098	12,381
Total revenue	68,238	42,283	182,240	111,506
Cost of revenue
Subscription(1)	13,553	8,597	37,401	24,523
Professional services and other(1)	7,570	5,506	20,867	15,739
Total cost of revenue	21,123	14,103	58,268	40,262
Gross profit	47,115	28,180	123,972	71,244
Operating expenses
Research and development(1)	19,190	9,706	51,472	28,127
Sales and marketing(1)	49,606	32,442	126,383	87,264
General and administrative(1)	13,546	7,922	37,133	21,009
Total operating expenses	82,342	50,070	214,988	136,400
Operating loss	(35,227)	(21,890)	(91,016)	(65,156)
Other income, net	509	50	872	138
Loss before income taxes	(34,718)	(21,840)	(90,144)	(65,018)
Provision (benefit) for income taxes	(940)	91	(463)	267
Net loss	$(33,778)	$(21,931)	$(89,681)	$(65,285)

_______________________________
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(dollars in thousands)
Cost of subscription revenue	$1,421	$578	$3,163	$1,417
Cost of professional services and other	979	304	2,186	890
Research and development	5,174	808	12,913	2,162
Sales and marketing	3,894	1,619	9,290	4,385
General and administrative	2,940	1,527	7,740	3,015
Total stock-based compensation expense	$14,408	$4,836	$35,292	$11,869

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue
Subscription	92%	90%	92%	89%
Professional services and other	8	10	8	11
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	20	21	22
Professional services and other	11	13	11	14
Total cost of revenue	31	33	32	36
Gross profit	69	67	68	64
Operating expenses
Research and development	28	23	28	25
Sales and marketing	73	77	70	78
General and administrative	20	19	20	19
Total operating expenses	121	119	118	122
Operating loss	(52)	(52)	(50)	(58)
Other income, net	1	—	1	—
Loss before income taxes	(51)	(52)	(49)	(58)
Provision (benefit) for income taxes	(1)	—	—	—
Net loss	(50)%	(52)%	(49)%	(58)%

Comparison of the Three Months Ended October 31, 2017 and 2016
Revenue

	Three Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$62,705	$38,123	$24,582	64%
Professional services and other	5,533	4,160	1,373	33
Total revenue	$68,238	$42,283	$25,955	61

Percentage of revenue:
Subscription	92%	90%
Professional services and other	8	10
Total	100%	100%
Subscription revenue increased by $24.6 million, or 64%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.4 million, or 33%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$13,553	$8,597	$4,956	58%
Professional services and other	7,570	5,506	2,064	37
Total cost of revenue	$21,123	$14,103	$7,020	50
Gross profit	$47,115	$28,180	$18,935	67

Gross margin:
Subscription	78%	77%
Professional services and other	(37)	(32)
Total gross margin	69	67
Cost of subscription revenue increased by $5.0 million, or 58%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to an increase of $2.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services and an increase of $1.1 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue increased from 77% during the three months ended October 31, 2016 to 78% during the three months ended October 31, 2017, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $2.1 million, or 37%, for the three months ended October 31, 2017, compared to the three months ended October 31, 2016, primarily due to an increase of $1.9 million in employee compensation costs related to higher headcount.

Our gross margin for professional services and other revenue decreased to (37)% during the three months ended October 31, 2017 from (32)% during the three months ended October 31, 2016 due to the continued shift that began during fiscal year 2016 to price our professional services on a time and materials basis. Professional services and other revenue during the three months ended October 31, 2017 included $1.1 million, or 20% of total professional services and other revenue, of professional services that were predominately recognized on a time and materials basis, for which the related costs were incurred in the same period. Professional services and other revenue during the three months ended October 31, 2016 included $1.4 million, or 34% of total professional services and other revenue, of professional services that were recognized on a completed contract basis, for which a significant portion of the related costs were incurred in earlier periods.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Research and development	$19,190	$9,706	$9,484	98%
Percentage of revenue	28%	23%
Research and development expenses increased $9.5 million, or 98%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to an increase of $7.7 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with business combination and a decrease of $0.7 million of capitalized software primarily driven by current period reversals. Additionally, allocated overhead costs increased by $0.7 million driven by higher headcount.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$49,606	$32,442	$17,164	53%
Percentage of revenue	73%	77%
Sales and marketing expenses increased $17.2 million, or 53%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to an increase of $9.4 million in employee compensation costs related to headcount growth, an increase of $5.0 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships, a larger annual customer conference and brand awareness efforts aimed at acquiring new customers and an increase of $1.5 million in allocated overhead costs.
General and Administrative Expenses

	Three Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
General and administrative	$13,546	$7,922	$5,624	71%
Percentage of revenue	20%	19%
General and administrative expenses increased $5.6 million, or 71%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to an increase of $4.0 million in employee compensation costs primarily related to higher headcount to support our continued growth, an increase of $1.4 million in costs from professional services consisting primarily of IT, accounting, and consulting fees and an increase of $0.5 million in allocated overhead costs. Additionally, non-cash charitable contributions increased by $0.8 million.
Comparison of the Nine Months Ended October 31, 2017 and 2016
Revenue

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$167,142	$99,125	$68,017	69%
Professional services and other	15,098	12,381	2,717	22
Total revenue	$182,240	$111,506	$70,734	63

Percentage of revenue:
Subscription	92%	89%
Professional services and other	8	11
Total	100%	100%
Subscription revenue increased by $68.0 million, or 69%, for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $2.7 million, or 22%, for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$37,401	$24,523	$12,878	53%
Professional services and other	20,867	15,739	5,128	33
Total cost of revenue	$58,268	$40,262	$18,006	45
Gross profit	$123,972	$71,244	$52,728	74

Gross margin:
Subscription	78%	75%
Professional services and other	(38)	(27)
Total gross margin	68	64
Cost of subscription revenue increased by $12.9 million, or 53%, for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016, primarily due to an increase of $6.5 million in employee compensation costs related to higher headcount to support the growth in our subscription services, and an increase of $3.0 million in data center costs as we increased capacity to support our growth. Additionally, allocated overhead costs increased by $1.2 million driven by higher headcount.
Our gross margin for subscription revenue increased to 78% during the nine months ended October 31, 2017, up from 75% during the nine months ended October 31, 2016, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $5.1 million, or 33%, for the nine months ended October 31, 2017, compared to the nine months ended October 31, 2016, primarily due to an increase of $4.6 million in employee compensation costs related to higher headcount. Additionally, allocated overhead costs increased by $0.7 million driven by higher headcount.
Our gross margin for professional services and other revenue decreased to (38)% from (27)% during the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016, due to the continued shift that began during the fiscal year 2016 to price our professional services on a time and materials basis. Professional services and other revenue during the nine months ended October 31, 2017 included $3.2 million, or 21% of total professional services and other revenue, of professional services that were predominately recognized on a time and materials basis, for which the related costs were incurred in the same period. Professional services and other revenue during the nine months ended October 31, 2016 included $6.1 million, or 49% of total professional services and other revenue, of professional services that were recognized on a completed contract basis, for which a portion of the related costs were incurred in earlier periods.
Operating Expenses
Research and Development Expenses

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Research and development	$51,472	$28,127	$23,345	83%
Percentage of revenue	28%	25%
Research and development expenses increased $23.3 million, or 83%, for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase was primarily due to an increase of $20.2 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with the Stormpath business combination. Additionally, allocated overhead costs increased by $1.9 million.
Sales and Marketing Expenses

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$126,383	$87,264	$39,119	45%
Percentage of revenue	70%	78%
Sales and marketing expenses increased $39.1 million, or 45%, for the nine months ended October 31, 2017, compared to the nine months ended October 31, 2016. The increase was primarily due to an increase of $24.9 million in employee compensation costs related to headcount growth, an increase of $4.0 million in allocated overhead costs, an increase of $7.0 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships, a larger annual customer conference and brand awareness efforts aimed at acquiring new customers, and an increase of $1.0 million related to employee time and expense to support our expanding customer base.

General and Administrative Expenses

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change

	(dollars in thousands)
General and administrative	$37,133	$21,009	$16,124	77%
Percentage of revenue	20%	19%
General and administrative expenses increased $16.1 million, or 77%, for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase was primarily due to an increase of $11.8 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $3.4 million in costs from professional services comprised primarily of legal, accounting, and consulting fees, and an increase of $1.5 million in allocated overhead costs. Additionally, non-cash charitable contributions increased by $0.8 million.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2017	2016

Customers with Annual Contract Value (ACV) above $100,000	603	401
Dollar-Based Retention Rate for the trailing 12 months ended	123%	124%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(in thousands)
Calculated Billings	$78,560	$51,120	$210,165	$131,799
Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2017, we had over 3,950 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 603 and 401 as of October 31, 2017 and 2016, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our Dollar-Based Retention Rate has consistently exceeded 120%, which is primarily attributable to an expansion of users and up-selling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.
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
Calculated Billings increased 54% in the three months ended October 31, 2017 over the three months ended October 31, 2016 and increased 59% in the nine months ended October 31, 2017 over the nine months ended October 31, 2016. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(dollars in thousands)
Gross profit	$47,115	$28,180	$123,972	$71,244
Add:
Stock-based compensation expense included in cost of revenue	2,400	882	5,349	2,307
Amortization of acquired intangibles	—	47	4	141
Non-GAAP gross profit	$49,515	$29,109	$129,325	$73,692

Gross margin	69%	67%	68%	64%
Non-GAAP gross margin	73%	69%	71%	66%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions and amortization of acquired intangibles.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(dollars in thousands)
Operating loss	$(35,227)	$(21,890)	$(91,016)	$(65,156)
Add:
Stock-based compensation expense	14,408	4,836	35,292	11,869
Charitable contributions	754	—	754	—
Amortization of acquired intangibles	—	47	4	141
Non-GAAP operating loss	$(20,065)	$(17,007)	$(54,966)	$(53,146)

Operating margin	(52)%	(52)%	(50)%	(58)%
Non-GAAP operating margin	(29)%	(40)%	(30)%	(48)%
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(in thousands)
Net cash used in operating activities	$(9,471)	$(8,526)	$(25,395)	$(35,399)
Less:
Purchases of property and equipment	(414)	(1,618)	(5,570)	(4,647)
Capitalized internal-use software costs	(1,329)	(1,667)	(4,072)	(3,992)
Free Cash Flow	$(11,214)	$(11,811)	$(35,037)	$(44,038)

Net cash provided by (used in) investing activities	$(1,161)	$715	$(81,463)	$2,568
Net cash provided by (used in) financing activities	$21,814	$751	$221,367	$462
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue during the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(in thousands)
Total revenue	$68,238	$42,283	$182,240	$111,506
Add:
Deferred revenue (end of period)	141,648	99,818	141,648	99,818
Less:
Deferred revenue (beginning of period)	(131,326)	(90,981)	(113,723)	(79,525)
Calculated Billings	$78,560	$51,120	$210,165	$131,799
Liquidity and Capital Resources
As of October 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $223.6 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities, commercial paper and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
In March 2014, we entered into a loan and security agreement with Silicon Valley Bank for a line of credit and term loan of $5.0 million and $10.0 million, respectively. The line of credit was originally available over a two-year period, expiring in March 2016, based on certain revenue metrics, not to exceed $5.0 million. In June 2015 we amended our credit facility to increase the line of credit to $20.0 million and extend the maturity date to March 2017. In November 2016, we amended our credit facility again to increase the line of credit to $40.0 million and extend the maturity date to November 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.4 million as of October 31, 2017 established in connection with facility lease agreements. As of October 31, 2017, $35.6 million was available under the line of credit, of which no amounts had been drawn.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2017, we had deferred revenue of $141.6 million, of which $138.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2017	2016

	(in thousands)
Net cash used in operating activities	$(25,395)	$(35,399)
Net cash provided by (used in) investing activities	(81,463)	2,568
Net cash provided by financing activities	221,367	462
Effects of changes in foreign currency exchange rates on cash and cash equivalents	53	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	$114,562	$(32,513)
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
During the nine months ended October 31, 2017, cash used in operating activities was $25.4 million primarily due to our net loss of $89.7 million, adjusted for non-cash charges of $53.9 million and net cash inflows of $10.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, deferred income taxes and charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $27.9 million increase in deferred revenue, and an increase of $12.2 million in accounts payable and accrued compensation, offset by an increase of $12.7 million in accounts receivable, a $12.5 million increase in deferred commissions, an increase of $3.0 million in prepaid expenses and other assets and a $1.5 million decrease in other accrued expenses.
During the nine months ended October 31, 2016, cash used in operating activities was $35.4 million primarily due to our net loss of $65.3 million, adjusted for non-cash charges of $25.3 million and net cash inflows of $4.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $20.3 million increase in deferred revenue, a $2.7 million increase in accounts payable and other accrued expenses offset by a $11.2 million increase in deferred commissions, a $3.6 million increase in accounts receivable, a $2.3 million increase in prepaid expenses and other assets and a $1.3 million decrease in accrued compensation.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2017 of $81.5 million was primarily attributable to the purchases of investments of $95.3 million, purchases of property and equipment of $5.6 million to support additional office space and headcount, and the capitalization of internal-use software costs of $4.1 million associated with the development of additional significant features and functionality to our platform. These activities were offset by proceeds from the sale and maturities of investments of $23.5 million.
Net cash provided by investing activities during the nine months ended October 31, 2016 of $2.6 million was primarily attributable to proceeds from the sales and maturities of investments of $11.2 million, which was partially offset by purchases of property and equipment of $4.6 million to support additional office space and headcount, and the capitalization of internal-use software costs of $4.0 million associated with the development of additional features and functionality of our platform.

Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2017 of $221.4 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions, proceeds from the exercise of stock options of $25.8 million, net of repurchases, offset by $4.0 million in payments related to deferred offering costs and principal payments on a financing arrangement of $0.3 million.
Cash provided by financing activities during the nine months ended October 31, 2016 was $0.5 million and was primarily the result of $1.7 million in proceeds from the exercise of stock options, net of repurchases, offset by $1.0 million in payments related to deferred offering costs and principal payments under a financing arrangement of $0.2 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and data center hosting facilities. The following table summarizes our contractual obligations as of October 31, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$12,008	$17,308	$11,121	$10,048	$50,485
Other obligations	10,591	17,297	—	—	27,888
Total contractual obligations	$22,599	$34,605	$11,121	$10,048	$78,373
In December 2017, we executed an office lease agreement to lease approximately 207,066 rentable square feet in San Francisco, California, with an obligation to lease an additional 47,939 square feet subject to certain terms and conditions. See Note 14. Subsequent Events to our condensed consolidated financial statements for more information.

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
Off-Balance Sheet Arrangements
As of October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the nine months ended October 31, 2017, except as described in Note 2 of our condensed consolidated financial statements “Summary of Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies-New Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2017 and 2016, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $223.6 million as of October 31, 2017, of which $202.0 million was invested in money market funds, commercial paper, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2017, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of October 31, 2017.
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
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our competitors for internal use cases, which we refer to as the extended enterprise, include authentication, provisioning, adaptive multi-factor authentication and mobility management providers, many of which are large companies such as Computer Associates, Citrix, IBM, Microsoft, Oracle, RSA (a division of Dell Technologies) and Symantec and companies, such as VMware, that have acquired identity management solution providers in recent years. For external use cases, which we refer to as Customer Identity Management, we generally compete with internally developed systems. We also face competition from small, private niche companies that offer point products that attempt to address certain of the problems that our platform solves. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with ISVs, channel partners and customers, greater customer support resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.
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

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. As we continue to focus on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable, which may harm our financial results. Factors that may influence the length and variability of our sales cycle include, among other things:

•	the need to raise awareness about the uses and benefits of our platform, including our external use case, which we refer to as Customer Identity Management;

•	the need to allay privacy and security concerns;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and

•	often lengthy purchasing approval processes.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 76.2% of the voting power of our capital stock as of October 31, 2017. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2017, our directors, executive officers, and their affiliates, held in the aggregate 76.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.

In addition, as of October 31, 2017, we had 27,117,658 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
As of October 31, 2017, the holders of approximately 48.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
10.1	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

Okta, Inc.

December 6, 2017	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)