Form 10-Q
period 2018-04-30
Okta, Inc.
filed 2018-06-08
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 31, 2018, the number of shares of registrant’s Class A common stock outstanding was 87,421,525 and the number of shares of the registrant’s Class B common stock outstanding was 19,184,082.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue, gross profit or gross profit margin and operating expenses;

•	trends in our key business metrics;

•	the sufficiency of our cash and cash equivalents, investments, credit facility and cash provided by sales of our products and services to meet our liquidity needs; and

•	the impact of recent accounting pronouncements on our financial statements.
Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond our control. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, risks detailed in “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	April 30, 2018	January 31, 2018
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$211,756	$127,949
Short-term investments	335,285	101,765
Accounts receivable, net of allowances of $1,569 and $1,472	50,368	52,248
Deferred commissions	18,551	17,755
Prepaid expenses and other current assets	20,203	17,781
Total current assets	636,163	317,498
Property and equipment, net	19,176	12,540
Deferred commissions, noncurrent	41,077	40,755
Intangible assets, net	11,863	11,761
Goodwill	6,282	6,282
Other assets	12,343	10,427
Total assets	$726,904	$399,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,830	$9,566
Accrued expenses and other current liabilities	4,896	6,187
Accrued compensation	12,652	12,374
Deferred revenue	173,548	159,816
Total current liabilities	202,926	187,943
Convertible senior notes, net	259,920	—
Deferred revenue, noncurrent	4,346	4,963
Other liabilities, noncurrent	10,095	7,017
Total liabilities	477,287	199,923
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30, 2018 and January 31, 2018.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of April 30, 2018 and January 31, 2018; 87,254 and 70,610 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively.	9	7
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of April 30, 2018 and January 31, 2018; 19,238 and 33,361 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively.	2	3
Additional paid-in capital	642,460	565,653
Accumulated other comprehensive income (loss)	(178)	391
Accumulated deficit	(392,676)	(366,714)
Total stockholders’ equity	249,617	199,340
Total liabilities and stockholders’ equity	$726,904	$399,263

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

Revenue:
Subscription	$76,841	$48,279
Professional services and other	6,780	4,046
Total revenue	83,621	52,325
Cost of revenue:
Subscription	16,332	11,157
Professional services and other	7,775	6,306
Total cost of revenue	24,107	17,463
Gross profit	59,514	34,862
Operating expenses:
Research and development	19,929	15,359
Sales and marketing	49,493	35,303
General and administrative	15,070	11,639
Total operating expenses	84,492	62,301
Operating loss	(24,978)	(27,439)
Other expense, net	(1,215)	(19)
Loss before provision for (benefit from) income taxes	(26,193)	(27,458)
Provision for (benefit from) income taxes	(231)	248
Net loss	$(25,962)	$(27,706)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.70)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	104,203	39,783

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

Net loss	$(25,962)	$(27,706)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	(125)	—
Foreign currency translation adjustments	(444)	68
Other comprehensive income (loss)	(569)	68
Comprehensive loss	$(26,531)	$(27,638)

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

Cash flows from operating activities:
Net loss	$(25,962)	$(27,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	14,135	8,906
Depreciation, amortization and accretion	2,069	1,575
Amortization of debt discount and issuance costs	2,571	—
Amortization of deferred commissions	4,572	2,162
Deferred income taxes	(348)	—
Other	161	270
Changes in operating assets and liabilities:
Accounts receivable	1,719	2,243
Deferred commissions	(5,693)	(3,033)
Prepaid expenses and other assets	(3,983)	(3,756)
Accounts payable	2,339	3,236
Accrued compensation	329	(2,121)
Accrued expenses and other liabilities	(1,051)	323
Deferred revenue	13,114	8,215
Net cash provided by (used in) operating activities	3,972	(9,686)
Cash flows from investing activities:
Capitalization of internal-use software costs	(1,051)	(1,208)
Purchases of property and equipment	(4,477)	(2,448)
Purchases of securities available for sale	(252,914)	—
Proceeds from maturities of securities available for sale	19,500	10,335
Proceeds from sales of securities available for sale	—	1,538
Net cash provided by (used in) investing activities	(238,942)	8,217
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	199,997
Proceeds from issuance of convertible senior notes, net of issuance costs	335,055	—
Purchase of convertible senior notes hedge	(80,040)	—
Proceeds from issuance of warrants related to convertible notes	52,440	—
Payments of deferred offering costs	—	(2,246)
Proceeds from stock option exercises, net of repurchases	12,196	2,564
Other	(206)	(207)
Net cash provided by financing activities	319,445	200,108
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(387)	68
Net increase in cash, cash equivalents and restricted cash	84,088	198,707
Cash, cash equivalents and restricted cash at beginning of period	136,233	23,282
Cash, cash equivalents and restricted cash at end of period	$220,321	$221,989

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	243	328
Issuance of common stock in connection with warrant exercises	—	272
Deferred offering costs accrued but not yet paid	63	1,772
Property and equipment acquired through tenant improvement allowance	3,329	—
Property and equipment and other accrued but not yet paid	147	1,931
Issuance of common stock in connection with business combination	—	2,160
Conversion of redeemable convertible preferred stock to common stock	—	228,362
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$211,756	$221,726
Restricted cash, noncurrent included in other assets	8,565	263
Total cash, cash equivalents and restricted cash	$220,321	$221,989

(1)	See Note 2 for a summary of adjustments.
 See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading independent provider of identity for the enterprise. The Okta Identity Cloud enables customers to securely connect people to technology, anywhere, anytime and from any device. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of operations, statements of comprehensive loss and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2019 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2018.
Effective February 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with this standard, as indicated by references to "as adjusted" in these condensed consolidated financial statements and related notes.
Certain reclassifications of prior period amounts have been made in our condensed consolidated financial statements to conform to the current period presentation.
Initial Public Offering
In April 2017, the Company completed an initial public offering (IPO), in which the Company issued and sold 12,650,000 shares of its Class A common stock at a public offering price of $17.00 per share. The Company received aggregate proceeds of $200.0 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
Convertible Senior Notes
In February 2018, the Company issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes (2023 Notes). The Company received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. See Note 8 for additional details.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of the 2023 Notes, valuation of deferred income tax assets and contingencies.
2. Accounting Standards and Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as "ASC 606."
The Company adopted the requirements of ASC 606 as of February 1, 2018, utilizing the full retrospective method of transition. Adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions as detailed below. The Company applied ASC 606 using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.
The impact of adopting ASC 606 on fiscal 2018 and 2017 revenue is not material. The primary impact of adopting ASC 606 relates to the deferral of incremental commission costs of obtaining contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related contract, which was generally one to three years. Under ASC 606, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs on a straight-line basis over a period of benefit, determined to be generally five years.
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands except per share data):

	Three Months Ended April 30, 2017
	As Reported	Adjustments	As Adjusted
	(unaudited)
Revenue:
Subscription	$48,357	$(78)	$48,279
Professional services and other	4,650	(604)	4,046
Total revenue	53,007	(682)	52,325
Gross profit	35,544	(682)	34,862
Operating expenses:
Sales and marketing	37,180	(1,877)	35,303
Total operating expenses	64,178	(1,877)	62,301
Loss before income taxes	(28,653)	1,195	(27,458)
Net loss	(28,901)	1,195	(27,706)
Net loss per share, basic and diluted	(0.73)	0.03	(0.70)
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	As of January 31, 2018
	As Reported	Adjustments	As Adjusted
	(unaudited)
Assets
Current assets:
Deferred commissions	$16,481	$1,274	$17,755
Prepaid expenses and other current assets	16,973	808	17,781
Total current assets	315,416	2,082	317,498
Deferred commissions, noncurrent	10,971	29,784	40,755
Total assets	367,397	31,866	399,263

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenue	$162,633	$(2,817)	$159,816
Total current liabilities	190,760	(2,817)	187,943
Deferred revenue, noncurrent	6,034	(1,071)	4,963
Total liabilities	203,811	(3,888)	199,923
Accumulated deficit	(402,468)	35,754	(366,714)
Total stockholders’ equity	163,586	35,754	199,340
Total liabilities and stockholders’ equity	367,397	31,866	399,263
The adoption of ASC 606 had no impact to cash provided by or used in operating, financing, or investing activities on the Company’s condensed consolidated statement of cash flows. Additionally, the adoption of ASC 606 did not have a material impact on the provision for (benefit from) income taxes. The adoption adjustments impacted the deferred income taxes pertaining to the U.S. entity which are subject to a full valuation allowance.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2018. Except for the accounting policies for revenue recognition and deferred commissions that were updated below as a result of adopting ASC 606, there have been no significant changes to these policies for the three months ended April 30, 2018.
Revenue Recognition
The Company derives revenue from subscription fees (which include support fees) and professional services fees. The Company sells subscriptions to its platform through arrangements that are generally one to five years in length. The Company’s arrangements are generally noncancelable and nonrefundable. Furthermore, if a customer reduces the contracted usage or service level, the customer has no right of refund. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. This revenue recognition policy is consistent for sales generated directly with customers and sales generated indirectly through channel partners.
The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the noncancelable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
Professional Services Revenue
The Company’s professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer-specific requests. Revenue for the Company’s professional services are recognized as services are performed in proportion with their pattern of transfer.
Contracts with Multiple Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. The Company determines SSP based on, if available, observable prices for those related services when sold separately. When observable prices are not available, the Company determines SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. These allowances are based on the Company’s assessment of the collectability of accounts by considering the age of each outstanding invoice and the collection history of each customer and an evaluation of potential risk of loss associated with delinquent accounts. Amounts deemed uncollectible are recorded to these allowances in the condensed consolidated balance sheets with an offsetting decrease in related deferred revenue or a charge in the condensed consolidated statement of operations.
For the three months ended April 30, 2018 and 2017, write-offs were not material.
Deferred Commissions
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Sales commissions capitalized as contract costs totaled $5.6 million and $4.2 million during the three months ended April 30, 2018 and 2017, respectively. Amortization of contract costs was $4.6 million and $3.4 million for the three months ended April 30, 2018 and 2017, respectively, and there was no impairment loss in relation to the costs capitalized.
Convertible Senior Notes
The 2023 Notes are accounted for in accordance with FASB ASC Subtopic 470‑20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470‑20, issuers of certain convertible debt instruments, such as the 2023 Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the allocation amount of issuance costs incurred to liability and equity components was based on their relative values.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, which will consist primarily of a balance sheet gross up of its operating leases to show equal and offsetting right-of-use assets and lease liabilities.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in fiscal year 2018 to account for the impact of the Tax Act did not result in stranded tax effects. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.
3. Business Combination
On February 17, 2017, the Company acquired the rights to hire certain employees and a non-exclusive intellectual property license from Stormpath, Inc. (Stormpath), a privately-held technology company which had built a user management and authentication service for software development teams. The transaction was accounted for as a business combination. The total consideration of $3.7 million, consisting of 200,000 shares of common stock valued at $2.2 million, at the time of the transaction, issued to Stormpath and replacement awards of $1.5 million issued to the hired employees, was recognized as goodwill.

In addition, the Company issued to Stormpath an incremental 800,000 shares of restricted common stock valued at $8.6 million, at the time of the transaction, which is being recognized as post-combination stock-based compensation expense. See Note 10 for further details.
4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of April 30, 2018 and January 31, 2018 were as follows (in thousands):

	As of April 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$145,932	$—	$—	$145,932
Commercial paper	9,972	—	—	9,972
U.S. treasury securities	9,995	—	—	9,995
Corporate debt securities	6,996	—	(1)	6,995
Total cash equivalents	$172,895	$—	$(1)	$172,894
Short-term investments:
Commercial paper	$43,639	$—	$—	$43,639
U.S. treasury securities	251,000	—	(270)	250,730
Corporate debt securities	40,972	1	(57)	40,916
Total short-term investments	335,611	1	(327)	335,285
Total	$508,506	$1	$(328)	$508,179

	As of January 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$15,946	$—	$—	$15,946
U.S. treasury securities	61,896	—	(158)	61,738
Corporate debt securities	24,125	—	(44)	24,081
Total short-term investments	101,967	—	(202)	101,765
Total	$192,737	$—	$(202)	$192,535
All short-term investments were designated as available-for-sale securities as of April 30, 2018 and January 31, 2018.

The following tables present the contractual maturities of the Company’s short-term investments as of April 30, 2018 and January 31, 2018 (in thousands):

	As of April 30, 2018		As of January 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(unaudited)
Due within one year	$306,045	$305,761	$93,421	$93,237
Due between one to five years	29,566	29,524	8,546	8,528
	$335,611	$335,285	$101,967	$101,765

The Company had 55 and 23 short-term investments in unrealized loss positions as of April 30, 2018 and January 31, 2018, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2018 or 2017.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of April 30, 2018 and January 31, 2018.
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

	As of April 30, 2018
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$145,932	$—	$—	$145,932
Commercial paper	—	9,972	—	9,972
U.S. treasury securities	—	9,995	—	9,995
Corporate debt securities	—	6,995	—	6,995
Total cash equivalents	$145,932	$26,962	$—	$172,894
Short-term investments:
Commercial paper	$—	$43,639	$—	$43,639
U.S. treasury securities	—	250,730	—	250,730
Corporate debt securities	—	40,916	—	40,916
Total short-term investments	—	335,285	—	335,285
Total cash equivalents and short-term investments	$145,932	$362,247	$—	$508,179

	As of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$—	$15,946	$—	$15,946
U.S. treasury securities	—	61,738	—	61,738
Corporate debt securities	—	24,081	—	24,081
Total short-term investments	—	101,765	—	101,765
Total cash equivalents and short-term investments	$90,770	$101,765	$—	$192,535
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2018
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value

	(unaudited)
Convertible senior notes	$267,418	$394,680
The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 8). The estimated fair value of the 2023 Notes, which the Company has classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Based on the closing price of our common stock of $42.81 on April 30, 2018, the if-converted value of the 2023 Notes was less than the principal amount of $345.0 million.
6. Goodwill and Intangible Assets, net
Goodwill
As of April 30, 2018 and January 31, 2018, goodwill was $6.3 million. No goodwill impairments were recorded during the three months ended April 30, 2018 and 2017.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2018
	Gross	Accumulated Amortization	Write-offs	Net

	(unaudited)
Capitalized internal-use software costs	$17,706	$(6,282)	$—	$11,424
Software licenses	1,023	(584)	—	439
	$18,729	$(6,866)	$—	$11,863

	As of January 31, 2018
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$17,511	$(5,172)	$(1,077)	$11,262
Software licenses	1,094	(558)	(37)	499
Purchased developed technology	570	(570)	—	—
	$19,175	$(6,300)	$(1,114)	$11,761

The Company capitalized $1.3 million and $1.4 million of internal-use software costs in the three months ended April 30, 2018 and 2017, respectively. Included in the total amount capitalized is stock-based compensation expense of $0.2 million for each of the three months ended April 30, 2018 and 2017.
Intangible amortization expense was $1.2 million and $0.7 million for the three months ended April 30, 2018 and 2017, respectively.

7. Deferred Revenue and Performance Obligations

Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2018 and 2017 that was included in the deferred revenue balances at the beginning of the respective periods was $64.6 million and $40.9 million, respectively. Professional services and other revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.
As of April 30, 2018, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $499.1 million, and the Company expects to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from remaining performance obligations for professional services and other contracts as of April 30, 2018 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables, which is a contract asset, relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Unbilled receivables were $1.6 million and $0.8 million as of April 30, 2018 and January 31, 2018, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Unbilled receivables are transferred to accounts receivable when the rights become unconditional.
8. Debt and Financing Arrangements
Convertible Senior Notes
The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.25% per year. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 2023 Notes mature on February 15, 2023 unless earlier repurchased or converted. The Company may not redeem the 2023 Notes prior to maturity. The total net proceeds from the 2023 Notes, after deducting initial purchasers’ discounts and debt issuance costs, was approximately $335.0 million.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the Indenture). Upon conversion, the 2023 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the 2023 Notes with cash.
The 2023 Notes are convertible at an initial conversion rate of 20.6795 shares of Class A common stock per $1,000 principal amount of 2023 Notes, which is equal to an initial conversion price of approximately $48.36 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding October 15, 2022, holders of the 2023 Notes may convert all or a portion of their 2023 Notes only in multiples of $1,000 principal amount, under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or

•	upon the occurrence of specified corporate events, as described in the Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2018, the conditions allowing holders of the 2023 Notes to convert were not met.
Holders of the 2023 Notes who convert their 2023 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus any accrued and unpaid interest.
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The Company bifurcated the conversion option of the 2023 Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as they continue to meet the conditions for equity classification.
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

Three Months Ended April 30, 2018
(unaudited)
Contractual interest expense	$146
Amortization of debt issuance costs	190
Amortization of debt discount	2,381
Total	$2,717

Total issuance costs of $10.0 million related to the 2023 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $7.7 million and equity issuance costs of $2.3 million.

The 2023 Notes, net consisted of the following (in thousands):

As of April 30, 2018
(unaudited)
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(85,080)
Net carrying amount	$259,920

At Issuance
(unaudited)
Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642

(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedge transactions with respect to its Class A common stock (the Note Hedges). The Note Hedges are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 7.1 million shares of its Class A common stock for $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
The Company paid an aggregate amount of $80.0 million for the Note Hedges. The amount paid for the Note Hedges was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
See Note 11 for the tax impacts of the 2023 Notes and Note Hedges.
Warrants
In connection with the issuance of the 2023 Notes, the Company also entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 7.1 million shares over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
The Company received aggregate proceeds of $52.4 million from the sale of the Warrants in connection with the 2023 Notes. The proceeds from the sale of the Warrants was recorded as an increase to Additional paid-in capital in the condensed consolidated balance sheets.
Loan and Security Agreement
The Company has available a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, with a maturity date of November 21, 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.2 million as of April 30, 2018 established in connection with facility lease agreements. As of April 30, 2018, $35.8 million was available under the Revolving Line.

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
As of April 30, 2018 and January 31, 2018, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.
9. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in various cities in the United States, United Kingdom, Australia and Canada. These office leases expire on various dates through October 2028.
Deferred rent was $9.0 million and $5.5 million as of April 30, 2018 and January 31, 2018, respectively, which is included in accrued expenses and other current liabilities and other liabilities, noncurrent in the condensed consolidated balance sheets. Rent expense was $3.4 million and $2.2 million for the three months ended April 30, 2018 and 2017, respectively.
In conjunction with the execution of leases, letters of credit in the aggregate amount of $12.4 million and $12.2 million were issued and outstanding as of April 30, 2018 and January 31, 2018, respectively. No draws have been made under such letters of credit. The Company secured its new corporate headquarters lease in San Francisco with an $8.0 million letter of credit, which is designated as restricted cash and included in other assets on its condensed consolidated balance sheet as of April 30, 2018.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2018.
10. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock units (RSUs) and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an Employee Stock Purchase Plan (ESPP) to eligible employees.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2018	2017

	(unaudited)
Cost of revenue
Subscription	$1,529	$686
Professional services and other	889	469
Research and development	4,213	3,301
Sales and marketing	4,153	2,375
General and administrative	3,351	2,075
Total	$14,135	$8,906

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three months ended April 30, 2018 and 2017. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of April 30, 2018, options granted under the 2009 Plan to purchase 21,910,897 shares of Class B common stock remain outstanding and options granted under the 2017 Plan to purchase 764,596 shares of Class A common stock remain outstanding.
Shares of common stock reserved for future issuance are as follows:

As of
April 30, 2018
(unaudited)
Stock options and unvested RSUs outstanding	26,108,047
Available for future stock option and RSU grants	14,193,351
Available for ESPP	3,470,337
43,771,735

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2018	24,917,045	$7.37	7.6	$550,173
Granted	684,500	39.21
Exercised	(2,461,383)	4.95
Canceled	(464,669)	8.24
Outstanding as of April 30, 2018 (unaudited)	22,675,493	$8.58	7.7	$776,287
As of April 30, 2018
Vested and exercisable (unaudited)	9,285,314	$5.81	6.9	$343,540
 The weighted-average grant-date fair value of options granted was $17.21 and $5.36 during the three months ended April 30, 2018 and 2017, respectively. The total grant-date fair value of stock options vested was $5.6 million and $4.6 million during the three months ended April 30, 2018 and 2017, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $81.9 million and $14.1 million for the three months ended April 30, 2018 and 2017, respectively.
As of April 30, 2018, there was a total of $58.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended April 30,
	2018	2017

	(unaudited)
Expected volatility	40%	40% - 41%
Expected term (in years)	6.25	6.0 - 6.4
Risk-free interest rate	2.70%	2.06% - 2.21%
Expected dividend yield	—	—
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of January 31, 2018	2,862,929	$24.38
Granted	717,630	39.97
Vested	(58,825)	17.00
Forfeited	(89,180)	24.74
Outstanding as of April 30, 2018 (unaudited)	3,432,554	$27.75
As of April 30, 2018, there was $81.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.4 years based on vesting under the award service conditions.
Equity Awards Issued in Connection with Business Combination
In connection with the Stormpath transaction in February 2017, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million at the time of the transaction to be recognized as post combination stock-based compensation. The restricted common stock vests ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, of which 400,000 shares vested during the three months ended April 30, 2018. As of April 30, 2018, there was $1.7 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 0.8 years.
The Company separately entered into retention arrangements with certain employees of Stormpath and issued 598,500 restricted stock awards under the 2009 Plan with an aggregate fair value of $6.6 million at the time of the transaction with performance conditions. Additionally, the Company granted 518,900 service-based stock options under the 2009 Plan to certain Stormpath employees with an aggregate fair value of $2.5 million to vest ratably over the requisite four-year service period. Of the $9.1 million total aggregate fair value of the awards, $1.5 million was related to pre-combination service and was recognized as goodwill and a reduction to the post-combination compensation expense. The post-combination expenses for the restricted stock awards and stock options are $5.5 million and $2.1 million, respectively. The expense related to the restricted stock awards is being recognized over two or three years based on an accelerated attribution method. The expense for the stock options is being recognized ratably over the requisite service period.
During the three months ended April 30, 2018, 210,850 shares of restricted stock awards vested. As of April 30, 2018, there was $1.8 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 1.3 years.

As of April 30, 2018, there was $1.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 2.2 years. The related stock options expense and activity are included within the Stock Options section above.
Employee Stock Purchase Plan
As of April 30, 2018, there was $1.5 million of unrecognized stock-based compensation expense related to ESPP that is expected to be recognized over an average vesting period of 0.2 years.
11. Income Taxes
For the three months ended April 30, 2018 and 2017, the Company recorded a tax benefit of $0.2 million and a tax provision of $0.2 million on a pretax loss of $26.2 million and $27.5 million, respectively. The effective tax rate for the three months ended April 30, 2018 and 2017 was 0.9% and (0.9)%, respectively. The effective tax rate for the three months ended April 30, 2018 differs from the statutory rate primarily as a result of tax benefits from stock-based compensation in the United Kingdom, providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized, and changes to provisional amounts recorded for certain aspects of the Tax Act. The effective tax rate for the three months ended April 30, 2017 differs from the statutory rate primarily as a result of the Company not providing any benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
The difference between the book and tax bases of the 2023 Notes, Note Hedges and debt issuance costs resulted in deductible temporary differences and corresponding deferred tax assets of $0.6 million, which are subject to a full valuation allowance.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company recorded a provisional amount of $61.0 million as of January 31, 2018 related to the remeasurement of certain deferred tax balances before valuation allowance. For the three months ended April 30, 2018, the Company has not made a material adjustment to the provisional amount. The Company will continue to analyze and refine the calculations to the measurement of these balances. For the three months ended April 30, 2018, no other changes have been made to the provisional amounts previously recorded. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
The United Kingdom tax authority completed its examination of fiscal year 2016 income tax returns for the Company’s UK subsidiary during the three months ended April 30, 2018. As a result, the Company’s UK subsidiary is no longer subject to examination for fiscal years prior to 2017.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2018		2017
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss (1)	$(19,929)	$(6,033)	$(2,292)	$(25,414)
Denominator:
Weighted-average shares outstanding - basic and diluted	79,988	24,215	3,291	36,492
Net loss per share attributable to common stockholders, basic and diluted:	$(0.25)	$(0.25)	$(0.70)	$(0.70)

(1)	Net loss for the three months ended April 30, 2017 has been adjusted. See Note 2 for a summary of adjustments.
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2018	2017

	(unaudited)
Unvested restricted common stock issued and outstanding	400	800
Stock options issued and outstanding	22,675	33,939
Unvested RSUs issued and outstanding	3,433	59
Unvested restricted stock awards issued and outstanding	388	599
Shares committed under the ESPP	1,062	1,040
Unvested shares subject to repurchase	139	439
	28,097	36,876
The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share. During the three months ended April 30, 2018, the weighted average price per share of the Company’s Class A common stock was below the conversion price of the 2023 Notes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K. Our fiscal year ends January 31.
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
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of April 30, 2018, we had over 5,500 integrations with cloud, mobile and web applications and IT infrastructure providers.
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
Components of Results of Operations
Revenue
Subscription Revenue.    Subscription revenue primarily consists of fees for access to and usage of our cloud-based platform and related support. We generate subscription fees pursuant to noncancelable contracts. Subscription revenue is driven primarily by the number of customers, the number of users per customer and the products used. We typically invoice customers in advance in annual installments for subscriptions to our platform. We recognize subscription revenue ratably over the term of the subscription period beginning on the date access to our platform is provided.

Professional Services and Other.    Professional services revenue includes fees from assisting customers in implementing and optimizing the use of our products. These services include application configuration, system integration and training services.
We generally invoice customers as the work is performed for time-and-materials arrangements, and up front for fixed fee arrangements. All professional services revenue is recognized as the services are performed.
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities (including rent, utilities and depreciation on assets shared by all departments), information technology costs, and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Employee compensation costs include salaries, bonuses, benefits and stock-based compensation for each operating expense category and sales commissions for sales and marketing.
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
We intend to continue to invest additional resources in our platform infrastructure and our platform support organizations. As we continue to invest in technology innovation, we expect capitalized internal-use software costs and related amortization to increase. We expect our investment in technology to expand the capability of our platform enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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
Operating Expenses
Research and Development.    Research and development expenses consist primarily of employee compensation costs and allocated overhead. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing activities and promotional activities, travel-related expenses and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue as our revenue grows.
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal and other professional fees, charitable contributions, and all other supporting corporate expenses not allocated to other departments.

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
Other Expense, Net
Other expense, net consists of interest income from our investment holdings and interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes).
Provision for (Benefit from) for Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and is determined for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

	(in thousands)
Revenue:
Subscription	$76,841	$48,279
Professional services and other	6,780	4,046
Total revenue	83,621	52,325
Cost of revenue:
Subscription(2)	16,332	11,157
Professional services and other(2)	7,775	6,306
Total cost of revenue	24,107	17,463
Gross profit	59,514	34,862
Operating expenses:
Research and development(2)	19,929	15,359
Sales and marketing(2)	49,493	35,303
General and administrative(2)	15,070	11,639
Total operating expenses	84,492	62,301
Operating loss	(24,978)	(27,439)
Other expense, net	(1,215)	(19)
Loss before provision for (benefit from) income taxes	(26,193)	(27,458)
Provision for (benefit from) income taxes	(231)	248
Net loss	$(25,962)	$(27,706)
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2018	2017

	(in thousands)
Cost of subscription revenue	$1,529	$686
Cost of professional services and other revenue	889	469
Research and development	4,213	3,301
Sales and marketing	4,153	2,375
General and administrative	3,351	2,075
Total stock-based compensation expense	$14,135	$8,906

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)
Revenue
Subscription	92%	92%
Professional services and other	8	8
Total revenue	100	100
Cost of revenue
Subscription	20	21
Professional services and other	9	12
Total cost of revenue	29	33
Gross profit	71	67
Operating expenses
Research and development	24	29
Sales and marketing	59	68
General and administrative	18	22
Total operating expenses	101	119
Operating loss	(30)	(52)
Other expense, net	(1)	—
Loss before provision for (benefit from) income taxes	(31)	(52)
Provision for (benefit from) income taxes	—	—
Net loss	(31)%	(52)%
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

Comparison of the Three Months Ended April 30, 2018 and 2017
Revenue

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$76,841	$48,279	$28,562	59%
Professional services and other	6,780	4,046	2,734	68
Total revenue	$83,621	$52,325	$31,296	60

Percentage of revenue:
Subscription	92%	92%
Professional services and other	8	8
Total	100%	100%
Subscription revenue increased by $28.6 million, or 59%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $2.7 million, or 68%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$16,332	$11,157	$5,175	46%
Professional services and other	7,775	6,306	1,469	23
Total cost of revenue	$24,107	$17,463	$6,644	38
Gross profit	$59,514	$34,862	$24,652	71

Gross margin:
Subscription	79%	77%
Professional services and other	(15)	(56)
Total gross margin	71	67
Cost of subscription revenue increased by $5.2 million, or 46%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an increase of $2.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $0.7 million in data center costs as we increased capacity to support our growth and an increase of $0.5 million related to the amortization of capitalized internal-use software costs due to the continued development of our software.
Our gross margin for subscription revenue increased from 77% during the three months ended April 30, 2017 to 79% during the three months ended April 30, 2018, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.

Cost of professional services and other revenue increased by $1.5 million, or 23%, for the three months ended April 30, 2018, compared to the three months ended April 30, 2017, primarily due to an increase of $1.2 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue improved to (15)% during the three months ended April 30, 2018 from (56)% during the three months ended April 30, 2017 primarily due to more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$19,929	$15,359	$4,570	30%
Percentage of revenue	24%	29%
Research and development expenses increased $4.6 million, or 30%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $3.5 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with the Stormpath business combination and an increase of $0.5 million in allocated overhead costs.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$49,493	$35,303	$14,190	40%
Percentage of revenue	59%	68%
Sales and marketing expenses increased $14.2 million, or 40%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $8.4 million in employee compensation costs related to headcount growth, an increase of $3.0 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships and brand awareness efforts aimed at acquiring new customers and an increase of $1.3 million in allocated overhead costs.
General and Administrative Expenses

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$15,070	$11,639	$3,431	29%
Percentage of revenue	18%	22%
General and administrative expenses increased $3.4 million, or 29%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $3.3 million in employee compensation costs primarily related to higher headcount to support our continued growth, an increase of $0.5 million in costs from professional services consisting primarily of IT, accounting, and consulting fees and an increase of $0.5 million in allocated overhead costs.

Other Expense, Net

	Three Months Ended April 30,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Other expense, net	$(1,215)	$(19)	$(1,196)	N/A
Other expense, net increased $(1.2) million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $2.7 million in interest expense incurred related to the 2023 Notes, offset by an increase of $1.6 million in interest income earned on higher cash and short-term investment balances.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2018	2017

Customers with Annual Contract Value (ACV) above $100,000	747	493
Dollar-Based Retention Rate for the trailing 12 months ended	121%	123%

	Three Months Ended April 30,
	2018	2017

	(in thousands)
Calculated Billings	$95,926	$59,928
Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2018, we had over 4,700 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 747 and 493 as of April 30, 2018 and 2017, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Calculated Billings
Calculated Billings represent our total revenue plus the change in total deferred revenue and the change in total unbilled receivables in the period. While we had in previous SEC filings defined calculated billings as total revenue plus the change in total deferred revenue in the period, our current definition better aligns with ASC 606, which became effective for our interim and annual periods beginning February 1, 2018. Refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding ASC 606. Calculated Billings in any particular period reflects sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services, as well as our rights to consideration for performance obligations satisfied but unbilled as of the reporting date. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Calculated Billings increased 60% in the three months ended April 30, 2018 over the three months ended April 30, 2017. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses and income are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

	(dollars in thousands)
Gross profit	$59,514	$34,862
Add:
Stock-based compensation expense included in cost of revenue	2,418	1,155
Amortization of acquired intangibles	—	4
Non-GAAP gross profit	$61,932	$36,021

Gross margin	71%	67%
Non-GAAP gross margin	74%	69%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions and amortization of acquired intangibles.

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

	(dollars in thousands)
Operating loss	$(24,978)	$(27,439)
Add:
Stock-based compensation expense	14,135	8,906
Amortization of acquired intangibles	—	4
Non-GAAP operating loss	$(10,843)	$(18,529)

Operating margin	(30)%	(52)%
Non-GAAP operating margin	(13)%	(35)%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended April 30,
	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$3,972	$(9,686)
Less:
Purchases of property and equipment	(4,477)	(2,448)
Capitalization of internal-use software costs	(1,051)	(1,208)
Free Cash Flow	$(1,556)	$(13,342)

Net cash provided by (used in) investing activities	$(238,942)	$8,217
Net cash provided by financing activities	$319,445	$200,108

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended April 30,
	2018	2017
		As Adjusted (1)

	(in thousands)
Total revenue	$83,621	$52,325
Add:
Deferred revenue (end of period)	177,894	115,337
Unbilled receivables (beginning of period)	809	1,537
Less:
Unbilled receivables (end of period)	(1,619)	(2,151)
Deferred revenue (beginning of period)	(164,779)	(107,120)
Calculated billings	$95,926	$59,928

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Liquidity and Capital Resources
As of April 30, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $547.0 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities, commercial paper and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. In connection with the issuance of the 2023 Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (Note Hedges). We paid an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by the proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock in connection with the issuance of the 2023 Notes.
In April 2017, upon completion of our IPO, we received aggregate proceeds of $200.0 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Historically, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, as well as payments received from customers for subscription and professional services. We believe our existing cash and cash equivalents, our investments, our credit facility, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
We have a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, with a maturity date of November 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.2 million as of April 30, 2018 established in connection with facility lease agreements. As of April 30, 2018, $35.8 million was available under the Revolving Line, of which no amounts had been drawn.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2018, we had deferred revenue of $177.9 million, of which $173.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$3,972	$(9,686)
Net cash provided by (used in) investing activities	(238,942)	8,217
Net cash provided by financing activities	319,445	200,108
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(387)	68
Net increase in cash, cash equivalents and restricted cash	$84,088	$198,707
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities and more recently from the net proceeds from the sale of the 2023 Notes and from our IPO.
During the three months ended April 30, 2018, cash provided by operating activities was $4.0 million primarily due to our net loss of $26.0 million, adjusted for non-cash charges of $23.2 million and net cash inflows of $6.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $13.1 million increase in deferred revenue, a $2.7 million increase in accounts payable and accrued compensation and a $1.7 million decrease in accounts receivable, partially offset by a $5.7 million increase in deferred commissions, a $4.0 million increase in prepaid expenses and other assets and a $1.1 million decrease in other accrued expenses.
During the three months ended April 30, 2017, cash used in operating activities was $9.7 million primarily due to our net loss of $27.7 million, adjusted for non-cash charges of $12.9 million and net cash inflows of $5.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $8.2 million increase in deferred revenue, a $2.2 million decrease in accounts receivable, and an increase of $1.4 million in accounts payable, accrued compensation and other accrued expenses offset by an increase of $3.8 million in prepaid expenses and other assets and a $3.0 million increase in deferred commissions.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2018 of $238.9 million was primarily attributable to the purchases of investments of $252.9 million, purchases of property and equipment of $4.5 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.1 million associated with the development of additional significant features and functionality to our platform. These activities were offset by proceeds from the sales and maturities of investments of $19.5 million.

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
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2018 of $319.4 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.1 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million and proceeds from the exercise of stock options of $12.2 million, net of repurchases, partially offset by cash used to purchase the Note Hedges of $80.0 million.
Cash provided by financing activities during the three months ended April 30, 2017 of $200.1 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions and proceeds from the exercise of stock options of $2.6 million, net of repurchases, partially offset by $2.2 million in payments related to deferred offering costs.

Obligations and Other Commitments
The following table represents our future non-cancelable contractual obligations as of April 30, 2018, aggregated by type:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Convertible senior notes (1)	$—	$—	$345,000	$—	$345,000
Operating lease obligations (2)	13,964	48,554	55,737	138,317	256,572
Other obligations (3)	11,855	13,891	1,691	—	27,437
Total contractual obligations	$25,819	$62,445	$402,428	$138,317	$629,009

(1)
Represents the principal amount of the 2023 Notes. Refer to Note 8 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(2)	Consists of future non-cancelable minimum rental payments under operating leases for certain of our offices.

(3)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center, IT operations, sales and marketing activities, and interest obligations for the 2023 Notes that are payable in cash.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the three months ended April 30, 2018, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2018 and 2017, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $547.0 million as of April 30, 2018, of which $508.2 million was invested in money market funds, commercial paper, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and warrant transactions. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes.
The 2023 Notes have a fixed annual interest rate of 0.25%; accordingly, we do not have economic interest rate exposure on the 2023 Notes. However, the fair value of the 2023 Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate 2023 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2023 Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2023 Notes in an over-the-counter market on the last trading day of the reporting period. See Note 5 to our condensed consolidated financial statements for more information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of April 30, 2018.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
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
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. For products that organizations can use to manage identities for their extended enterprise, which we previously referred to as the internal use case, our competitors include authentication, provisioning and adaptive multi-factor authentication providers, many of which are large companies such as Computer Associates, Citrix, IBM, Microsoft, Oracle, RSA (a division of Dell Technologies) and Symantec, infrastructure-as-a-service providers such as Google Cloud Platform and Amazon Web Services, or AWS, and companies that have acquired identity management solution providers in recent years. For products that organizations can use to manage and secure their customers’ identities, which we previously referred to as the external use case, we generally compete with internally developed systems. We also face competition from small, private niche companies that offer point products that attempt to address certain of the problems that our platform solves. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with ISVs, channel partners and customers, greater customer support resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.
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
Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee theft or misuse, password spraying, phishing and denial-of-service attacks, we now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our internal networks, our customers’ systems and the information that they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal networks and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our networks.
Our customers’ storage and use of data concerning, among others, their employees, contractors, customers and partners is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and personal data. If a breach of customer data security or unauthorized access to customer systems through our platform were to occur, as a result of third-party action, employee error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data or systems was disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, a network or security breach could result in the loss of customers and make it more challenging to acquire new customers.  Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we and our customers may be unable to anticipate these techniques or to implement adequate preventive measures.
In addition, security breaches impacting our platform could result in a risk of loss or unauthorized disclosure of this information, which, in turn, could lead to litigation, governmental audits and investigations and possible liability, damage our relationships with our existing customers, trigger indemnification and other contractual obligations, cause us to incur mitigation and remediation expenses, and have a negative impact on our ability to attract and retain new customers. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise our networks or networks secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ networks, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, of our networks, our customers’ networks, or other networks secured by our products, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation, negative publicity, loss of ISVs, channel partners, customers and sales, increased costs to remedy any problem, increased insurance expense, and costly litigation. In addition, a breach of the security measures of one of our key ISVs or channel partners could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack, and if a high profile security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, results of operations and financial condition.
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
Many jurisdictions have enacted or are considering enacting privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under the Federal Risk and Authorization Management Program, or FedRAMP, to help satisfy their own legal and regulatory compliance requirements.
Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
Since many of our services’ features involve the processing of personal data from our customers and their employees, contractors, customers, partners and others, any inability to adequately address privacy concerns, even if such concerns are unfounded, or to comply with applicable privacy or data security laws, regulations and policies, could result in liability to us, damage to our reputation, inhibition of sales and to our business.
Around the world, there are numerous lawsuits in process against various technology companies that process personal data. If those lawsuits are successful, it could increase the likelihood that our company may be exposed to liability for our own policies and practices concerning the processing of personal data and could hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by laws, regulations and policies concerning privacy and data security that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our platform. Additionally, concerns about security or privacy may result in the adoption of new legislation that restricts the implementation of technologies like ours or requires us to make modifications to our platform, which could significantly limit the adoption and deployment of our technologies or result in significant expense to modify our platform.
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
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
If our platform is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service and slow or eliminate the growth of our business.
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
Our customer agreements contain service level commitments, under which we guarantee specified availability of our platform. Any failure of or disruption to our infrastructure could make our platform unavailable to our customers. If we are unable to meet the stated service level commitments to our customers or suffer extended periods of unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions. For example, in October 2016, a distributed denial-of-service attack against Dyn, a domain name service vendor we use (since acquired by Oracle), prevented many of our customers and their users in the United States from accessing our platform or applications authenticated by our platform and resulted in our failing to meet certain contracted uptime levels under our service level commitments and the issuance of service credits to some of our customers. Our revenue, other results of operations and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our customers, and any extended service outages could adversely affect our business and reputation as customers may elect not to renew and we could lose future sales.

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
We recognize recurring subscriptions and related support services revenue ratably over the term of the relevant period. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions and related support services contracts entered into during previous quarters. Consequently, a decline in new or renewed recurring subscriptions and software-related support service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions and software-related support services are not reflected in full in our results of operations until future periods. Revenue from our recurring subscriptions and software-related support services also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal software-related service contracts must be recognized over the applicable service period.
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
Our platform is accessed by a large number of customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers, or third-party internet service providers, or other third-party service providers whose services are integrated with our platform, to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

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
We may face particular privacy, data security and data protection risks in Europe due to the invalidation of the Safe Harbor Program and the new European General Data Protection Regulation.
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

After the invalidation of the Safe Harbor Framework, negotiators from the European Union and United States worked to arrive at a new solution to legitimize transfers of Personal Data from the EEA to the United States and eventually reached political agreement on a successor to the Safe Harbor Framework. The Privacy Shield was formally adopted and as of August 1, 2016, interested companies have been permitted to register for the program. There continue to be concerns about the future of Privacy Shield as a legitimate data transfer mechanism as it continues to be subject to legal challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled and we determine whether we will participate in the program, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
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
In addition, data protection regulation is an area of increased focus and changing requirements. On April 27, 2016 the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate EU laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•	the transaction involves both current products and products that are under development;

•	the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products;

•	the transaction involves certain favorable pricing options;

•	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	the transaction involves performance milestones or payment terms that depend upon contingencies.
Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our platform or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our platform and could adversely affect our short-term financial results.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the Tax Act) that significantly reforms the Internal Revenue Code of 1986, as amended (the Code). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

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
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, we have implemented a number of new systems to supplement our core ERP system as part of our control environment, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014 the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. We adopted this new standard on February 1, 2018, and the adoption did not have a material impact on revenue. The primary impact of the adoption relates to the amount and timing of the costs incurred to acquire contracts. Refer to Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on the new standard and a summary of adjustments to amounts previously reported. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 57.9% of the voting power of our capital stock as of April 30, 2018. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2018, our directors, executive officers, and their affiliates, held in the aggregate 57.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, as of April 30, 2018, we had 21,910,897 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock and 764,596 options outstanding that, if fully exercised, would result in the issuance of shares of Class A common stock. As of April 30, 2018, we also had 3,432,554 restricted stock units, or RSUs, outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
As of April 30, 2018, the holders of approximately 8.5 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
In February 2018, we issued $345 million aggregate principal amount of the 2023 Notes in a private offering. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018.  Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2023 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedge transactions with certain financial institutions (the Option Counterparties). We also entered into warrant transactions with the Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, by and between Okta, Inc., and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.2).	Exhibit 4.2 to Form 8-K filed February 27, 2018
10.1	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed February 27, 2018
10.2	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed February 27, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

Okta, Inc.

June 7, 2018	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)