Form 10-Q
period 2018-07-31
Okta, Inc.
filed 2018-09-07
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 31, 2018, the number of shares of registrant’s Class A common stock outstanding was 97,147,059 and the number of shares of the registrant’s Class B common stock outstanding was 12,035,911.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;

•	trends in our key business metrics;

•	the sufficiency of our cash and cash equivalents, investments, credit facility and cash provided by sales of our products and services to meet our liquidity needs;

•	market or other opportunities arising from business combinations; and

•	the impact of recent accounting pronouncements on our financial statements.
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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	July 31, 2018	January 31, 2018
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$192,882	$127,949
Short-term investments	343,374	101,765
Accounts receivable, net of allowances of $962 and $1,472	59,839	52,248
Deferred commissions	19,848	17,755
Prepaid expenses and other current assets	17,433	17,781
Total current assets	633,376	317,498
Property and equipment, net	40,670	12,540
Deferred commissions, noncurrent	43,287	40,755
Intangible assets, net	16,006	11,761
Goodwill	18,095	6,282
Other assets	12,483	10,427
Total assets	$763,917	$399,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,577	$9,566
Accrued expenses and other current liabilities	6,333	6,187
Accrued compensation	12,803	12,374
Deferred revenue	186,427	159,816
Total current liabilities	218,140	187,943
Convertible senior notes, net	263,762	—
Deferred revenue, noncurrent	5,471	4,963
Other liabilities, noncurrent	31,399	7,017
Total liabilities	518,772	199,923
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31, 2018 and January 31, 2018.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of July 31, 2018 and January 31, 2018; 96,680 and 70,610 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively.	10	7
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of July 31, 2018 and January 31, 2018; 12,314 and 33,361 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively.	1	3
Additional paid-in capital	677,497	565,653
Accumulated other comprehensive income (loss)	(480)	391
Accumulated deficit	(431,883)	(366,714)
Total stockholders’ equity	245,145	199,340
Total liabilities and stockholders’ equity	$763,917	$399,263

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

Revenue:
Subscription	$87,854	$55,317	$164,695	$103,596
Professional services and other	6,732	4,942	13,512	8,988
Total revenue	94,586	60,259	178,207	112,584
Cost of revenue:
Subscription	19,211	12,691	35,543	23,848
Professional services and other	9,017	6,991	16,792	13,297
Total cost of revenue	28,228	19,682	52,335	37,145
Gross profit	66,358	40,577	125,872	75,439
Operating expenses:
Research and development	24,829	16,923	44,758	32,282
Sales and marketing	59,004	37,891	108,497	73,194
General and administrative	20,955	11,948	36,025	23,587
Total operating expenses	104,788	66,762	189,280	129,063
Operating loss	(38,430)	(26,185)	(63,408)	(53,624)
Other income (expense), net	(1,762)	382	(2,977)	363
Loss before provision for (benefit from) income taxes	(40,192)	(25,803)	(66,385)	(53,261)
Provision for (benefit from) income taxes	(985)	229	(1,216)	477
Net loss	$(39,207)	$(26,032)	$(65,169)	$(53,738)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.28)	$(0.62)	$(0.80)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	106,702	93,576	105,475	67,125

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

Net loss	$(39,207)	$(26,032)	$(65,169)	$(53,738)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	77	(12)	(48)	(12)
Foreign currency translation adjustments	(379)	181	(823)	249
Other comprehensive income (loss)	(302)	169	(871)	237
Comprehensive loss	$(39,509)	$(25,863)	$(66,040)	$(53,501)

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2017
		As Adjusted (1)

Cash flows from operating activities:
Net loss	$(65,169)	$(53,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,357	20,884
Depreciation, amortization and accretion	3,699	3,288
Amortization of debt discount and issuance costs	6,413	—
Amortization of deferred commissions	9,613	7,006
Deferred income taxes	(1,575)	—
Non-cash charitable contributions	1,008	—
Other	18	689
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	(7,240)	(1,311)
Deferred commissions	(14,240)	(9,517)
Prepaid expenses and other assets	(800)	(4,900)
Accounts payable	2,557	2,732
Accrued compensation	498	2,562
Accrued expenses and other liabilities	4,679	(1,601)
Deferred revenue	26,811	17,982
Net cash used in operating activities	(1,371)	(15,924)
Cash flows from investing activities:
Capitalization of internal-use software costs	(1,725)	(2,743)
Purchases of property and equipment	(9,790)	(5,156)
Purchases of securities available for sale	(320,018)	(86,776)
Proceeds from maturities of securities available for sale	79,500	12,835
Proceeds from sales of securities available for sale	—	1,538
Payments for business acquisition, net of cash acquired	(15,638)	—
Net cash used in investing activities	(267,671)	(80,302)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	199,948
Proceeds from issuance of convertible senior notes, net of issuance costs	334,980	—
Purchase of convertible senior notes hedge	(80,040)	—
Proceeds from issuance of warrants related to convertible notes	52,440	—
Payments of deferred offering costs	—	(4,038)
Proceeds from stock option exercises, net of repurchases	21,055	3,916
Proceeds from shares issued in connection with employee stock purchase plan	6,654	—
Other	(206)	(273)
Net cash provided by financing activities	334,883	199,553
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(632)	134
Net increase in cash, cash equivalents and restricted cash	65,209	103,461
Cash, cash equivalents and restricted cash at beginning of period	136,233	23,282
Cash, cash equivalents and restricted cash at end of period	$201,442	$126,743

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	459	693
Issuance of common stock in connection with warrant exercises	—	272
Common stock issued as charitable contribution	1,008	—
Property and equipment acquired through tenant improvement allowance	22,237	—
Property and equipment and other accrued but not yet paid	605	271
Issuance of common stock in connection with business combination	—	2,160
Conversion of redeemable convertible preferred stock to common stock	—	228,362
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$192,882	$126,464
Restricted cash, noncurrent included in other assets	8,560	279
Total cash, cash equivalents and restricted cash	$201,442	$126,743

(1)	See Note 2 for a summary of adjustments.
 See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading independent provider of identity for the enterprise. The Okta Identity Cloud enables the Company’s customers to securely connect people to technology, anywhere, anytime and from any device. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of the 2023 Notes, the valuation of deferred income tax assets and contingencies and the valuation of acquired intangible assets.
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
The impact of adopting ASC 606 on fiscal 2018 and 2017 revenue is not material. The primary impact of adopting ASC 606 relates to the deferral of incremental commission costs of obtaining contracts. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related contract, which was generally one to three years. Under ASC 606, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs on a straight-line basis over a period of benefit, determined to be generally five years or the related contractual renewal term.
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands except per share data):

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(unaudited)			(unaudited)
Revenue:
Subscription	$56,080	$(763)	$55,317	$104,437	$(841)	$103,596
Professional services and other	4,915	27	4,942	9,565	(577)	8,988
Total revenue	60,995	(736)	60,259	114,002	(1,418)	112,584
Gross profit	41,313	(736)	40,577	76,857	(1,418)	75,439
Operating expenses:
Sales and marketing	39,597	(1,706)	37,891	76,777	(3,583)	73,194
Total operating expenses	68,468	(1,706)	66,762	132,646	(3,583)	129,063
Loss before income taxes	(26,773)	970	(25,803)	(55,426)	2,165	(53,261)
Net loss	(27,002)	970	(26,032)	(55,903)	2,165	(53,738)
Net loss per share, basic and diluted	(0.29)	0.01	(0.28)	(0.83)	0.03	(0.80)
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	As of January 31, 2018
	As Reported	Adjustments	As Adjusted
	(unaudited)
Assets
Current assets:
Deferred commissions	$16,481	$1,274	$17,755
Prepaid expenses and other current assets	16,973	808	17,781
Total current assets	315,416	2,082	317,498
Deferred commissions, noncurrent	10,971	29,784	40,755
Total assets	367,397	31,866	399,263

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenue	$162,633	$(2,817)	$159,816
Total current liabilities	190,760	(2,817)	187,943
Deferred revenue, noncurrent	6,034	(1,071)	4,963
Total liabilities	203,811	(3,888)	199,923
Accumulated deficit	(402,468)	35,754	(366,714)
Total stockholders’ equity	163,586	35,754	199,340
Total liabilities and stockholders’ equity	367,397	31,866	399,263
The adoption of ASC 606 had no impact on cash provided by or used in operating, financing, or investing activities in the Company’s condensed consolidated statement of cash flows. Additionally, the adoption of ASC 606 did not have a material impact on the provision for (benefit from) income taxes. The adoption adjustments impacted the deferred income taxes pertaining to the U.S. entity which are subject to a full valuation allowance.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January

31, 2018. Except for the accounting policies for revenue recognition and deferred commissions that were updated below as a result of adopting ASC 606, and the accounting policies for convertible senior notes, there have been no significant changes to these policies for the six months ended July 31, 2018.
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

Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue in dollars by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

United States	$79,499	$50,972	$150,757	$95,943
International	15,087	9,287	27,450	16,641
Total	$94,586	$60,259	$178,207	$112,584

_______________________________

(1)	The prior periods presented above have been adjusted to reflect the adoption of ASC 606.
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2018 and 2017.
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
For the three and six months ended July 31, 2018 and 2017, write-offs were not material.
Deferred Commissions
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally the related contract renewal term. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Sales commissions capitalized as contract costs totaled $8.5 million and $5.3 million in the three months ended July 31, 2018 and 2017, respectively, and $14.2 million and $9.5 million in the six months ended July 31, 2018 and 2017, respectively. Amortization of contract costs was $5.0 million and $3.7 million for the three months ended July 31, 2018 and 2017, respectively, and $9.6 million and $7.0 million for the six months ended July 31, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. This guidance is effective for the Company on February 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, which will consist primarily of a balance sheet gross up of its operating leases to show equal and offsetting right-of-use assets and lease liabilities.
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
3. Business Combinations
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
ScaleFT
On July 13, 2018, the Company acquired all issued and outstanding capital stock of ScaleFT, Inc. (ScaleFT), a “zero trust” security company which provides access solutions for the modern workforce. The preliminary acquisition date cash consideration transferred for ScaleFT was $15.6 million, net of $0.6 million in cash received. The Company recorded $4.6 million for developed technology intangible assets with estimated useful life of three years and $11.8 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of ScaleFT’s technology and the Company’s technology. The Company incurred $1.1 million of acquisition related costs.
The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not be presented.

4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of July 31, 2018 and January 31, 2018 were as follows (in thousands):

	As of July 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$155,347	$—	$—	$155,347
Commercial paper	12,237	—	—	12,237
Total cash equivalents	$167,584	$—	$—	$167,584
Short-term investments:
Commercial paper	$56,191	$—	$—	$56,191
U.S. treasury securities	248,081	—	(217)	247,864
Corporate debt securities	39,352	6	(39)	39,319
Total short-term investments	343,624	6	(256)	343,374
Total	$511,208	$6	$(256)	$510,958

	As of January 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$15,946	$—	$—	$15,946
U.S. treasury securities	61,896	—	(158)	61,738
Corporate debt securities	24,125	—	(44)	24,081
Total short-term investments	101,967	—	(202)	101,765
Total	$192,737	$—	$(202)	$192,535
All short-term investments were designated as available-for-sale securities as of July 31, 2018 and January 31, 2018.
The following tables present the contractual maturities of the Company’s short-term investments as of July 31, 2018 and January 31, 2018 (in thousands):

	As of July 31, 2018		As of January 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(unaudited)
Due within one year	$328,694	$328,460	$93,421	$93,237
Due between one to five years	14,930	14,914	8,546	8,528
	$343,624	$343,374	$101,967	$101,765

The Company had 53 and 23 short-term investments in unrealized loss positions as of July 31, 2018 and January 31, 2018, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2018 or 2017.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of July 31, 2018 and January 31, 2018.
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

	As of July 31, 2018
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$155,347	$—	$—	$155,347
Commercial paper	—	12,237	—	12,237
Total cash equivalents	$155,347	$12,237	$—	$167,584
Short-term investments:
Commercial paper	$—	$56,191	$—	$56,191
U.S. treasury securities	—	247,864	—	247,864
Corporate debt securities	—	39,319	—	39,319
Total short-term investments	—	343,374	—	343,374
Total cash equivalents and short-term investments	$155,347	$355,611	$—	$510,958

	As of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$—	$15,946	$—	$15,946
U.S. treasury securities	—	61,738	—	61,738
Corporate debt securities	—	24,081	—	24,081
Total short-term investments	—	101,765	—	101,765
Total cash equivalents and short-term investments	$90,770	$101,765	$—	$192,535
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2018
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value

	(unaudited)
Convertible senior notes	$270,972	$421,800
The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (See Note 8 for additional details). The estimated fair value of the 2023 Notes, which the Company has classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. As of July 31, 2018, the difference between the net carrying amount of the 2023 Notes and estimated fair value represents the equity conversion value premium the market assigned to the 2023 Notes. Based on the closing price of our common stock of $49.65 on July 31, 2018, the if-converted value of the 2023 Notes exceeded the principal amount of $345.0 million.
6. Goodwill and Intangible Assets, net
Goodwill
As of July 31, 2018 and January 31, 2018, goodwill was $18.1 million and $6.3 million, respectively. During the three months ended July 31, 2018, the Company recorded $11.8 million of goodwill in connection with the ScaleFT acquisition that was completed in July 2018. See Note 3 for further details. No goodwill impairments were recorded during the three and six months ended July 31, 2018 and 2017.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2018
	Gross	Accumulated Amortization	Net

	(unaudited)
Capitalized internal-use software costs	$18,467	$(7,441)	$11,026
Purchased developed technology	5,170	(570)	4,600
Software licenses	1,023	(643)	380
	$24,660	$(8,654)	$16,006

	As of January 31, 2018
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$16,434	$(5,172)	$11,262
Software licenses	1,057	(558)	499
Purchased developed technology	570	(570)	—
	$18,061	$(6,300)	$11,761

The Company capitalized $0.8 million and $1.9 million of internal-use software costs in the three months ended July 31, 2018 and 2017, respectively, and $2.0 million and $3.3 million of internal-use software costs in the six months ended July 31, 2018 and 2017, respectively. Included in the total amount capitalized is stock-based compensation expense of $0.1 million and $0.4 million for the three months ended July 31, 2018 and 2017, respectively, and $0.3 million and $0.6 million for the six months ended July 31, 2018 and 2017, respectively.
In addition, during the three months ended July 31, 2018, the Company acquired $4.6 million of purchased developed technology from the ScaleFT acquisition. See Note 3 for further details.
Intangible amortization expense was $1.2 million and $0.7 million for the three months ended July 31, 2018 and 2017, respectively, and $2.4 million and $1.4 million for the six months ended July 31, 2018 and 2017, respectively.
7. Deferred Revenue and Performance Obligations

Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2018 and 2017 that was included in the deferred revenue balances at the beginning of the respective periods was $73.1 million and $46.7 million, respectively, and $114.3 million and $73.3 million for the six months ended July 31, 2018 and 2017, respectively. Professional services and other revenue recognized in the three and six months ended July 31, 2018 and 2017 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.

As of July 31, 2018, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $543.9 million, and the Company expects to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from remaining performance obligations for professional services and other contracts as of July 31, 2018 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables, which are contract assets, relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. As of July 31, 2018 and January 31, 2018, unbilled receivables were $0.8 million, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Unbilled receivables are transferred to accounts receivable when the rights become unconditional.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. During the three and six months ended July 31, 2018, the conditions allowing holders of the 2023 Notes to convert were not met.
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
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
	(unaudited)
Contractual interest expense	$216	$362
Amortization of debt issuance costs	288	478
Amortization of debt discount	3,554	5,935
Total	$4,058	$6,775

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
The 2023 Notes, net consisted of the following (in thousands):

As of July 31, 2018
(unaudited)
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(81,238)
Net carrying amount	$263,762

At Issuance
(unaudited)
Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642

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
Loan and Security Agreement
The Company has available a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, with a maturity date of November 21, 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.2 million as of July 31, 2018 established in connection with facility lease agreements. As of July 31, 2018, $35.8 million was available under the Revolving Line.
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
As of July 31, 2018 and January 31, 2018, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.
9. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in various cities in the United States, United Kingdom, Australia and Canada. These office leases expire on various dates through October 2028.
Deferred rent was $30.5 million and $5.5 million as of July 31, 2018 and January 31, 2018, respectively, which is included in accrued expenses and other current liabilities and other liabilities, noncurrent in the condensed consolidated balance sheets. Rent expense was $5.8 million and $2.5 million for the three months ended July 31, 2018 and 2017, respectively and $9.2 million and $4.7 million for the six months ended July 31, 2018 and 2017, respectively.
In conjunction with the execution of leases, letters of credit in the aggregate amount of $12.5 million and $12.2 million were issued and outstanding as of July 31, 2018 and January 31, 2018, respectively. No draws have been made under such letters of credit. The Company secured its new corporate headquarters lease in San Francisco with an $8.0 million letter of credit, which is designated as restricted cash and included in other assets on its condensed consolidated balance sheet as of July 31, 2018.
In June 2018, the Company signed an agreement to sublease the premises at 634 2nd Street, San Francisco, California (2nd Street Sublease), which, together with the premises at 301 Brannan Street, San Francisco, California, comprise the Company’s current headquarters. The term of the 2nd Street Sublease agreement commences on January 31, 2019. The 2nd Street Sublease and the master lease both expire in September 2024. The Company’s future income under the terms of the 2nd Street Sublease agreement will be approximately equal to the amount required to be paid by the Company to its landlord under the terms of the master lease. The Company and the sub-lessee executed a standby letter of credit amounting to $3.0 million to be held by the Company to secure the 2nd Street Sublease in the event of uncured default by the sub-lessee.

Pursuant to a termination agreement pertaining to the Company’s lease of the premises at 301 Brannan Street, San Francisco, California, the non-cancellable lease term for those premises now expires in January 2019 instead of July 2019.

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2018.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(unaudited)
Cost of revenue
Subscription	$1,901	$1,056	$3,430	$1,742
Professional services and other	1,083	738	1,972	1,207
Research and development	5,272	4,438	9,485	7,739
Sales and marketing	5,471	3,021	9,624	5,396
General and administrative	4,495	2,725	7,846	4,800
Total	$18,222	$11,978	$32,357	$20,884

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and six months ended July 31, 2018 and 2017. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of July 31, 2018, options granted under the 2009 Plan to purchase 20,133,894 shares of Class B common stock remain outstanding and options granted under the 2017 Plan to purchase 764,596 shares of Class A common stock remain outstanding.

Shares of common stock reserved for future issuance are as follows:

As of
July 31, 2018
(unaudited)
Stock options and unvested RSUs outstanding	25,789,276
Available for future stock option and RSU grants	12,464,154
Available for ESPP	3,035,697
41,289,127

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2018	24,917,045	$7.37	7.6	$550,173
Granted	684,500	39.21
Exercised	(4,025,395)	5.23
Canceled	(677,660)	8.41
Outstanding as of July 31, 2018 (unaudited)	20,898,490	$8.79	7.4	$853,892
As of July 31, 2018
Vested and exercisable (unaudited)	9,797,292	$6.35	6.8	$424,203
 No stock options were granted in the three months ended July 31, 2018 and 2017. The weighted-average grant-date fair value of options granted was $17.21 and $5.36 during the six months ended July 31, 2018 and 2017, respectively. The total grant-date fair value of stock options vested was $7.8 million and $8.4 million during the three months ended July 31, 2018 and 2017, respectively, and $13.5 million and $13.0 million for the six months ended July 31, 2018 and 2017, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $73.2 million and $5.3 million for the three months ended July 31, 2018 and 2017, respectively, and $155.1 million and $19.3 million for the six months ended July 31, 2018 and 2017, respectively.
As of July 31, 2018, there was a total of $50.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(unaudited)
Expected volatility	—	—	40%	40% - 41%
Expected term (in years)	—	—	6.25	6.0 - 6.4
Risk-free interest rate	—	—	2.70%	2.06% - 2.21%
Expected dividend yield	—	—	—	—

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of January 31, 2018	2,862,929	$24.38
Granted	2,752,588	50.67
Vested	(542,969)	22.71
Forfeited	(181,762)	29.39
Outstanding as of July 31, 2018 (unaudited)	4,890,786	$39.17
As of July 31, 2018, there was $180.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.4 years based on vesting under the award service conditions.
Equity Awards Issued in Connection with Business Combination
In connection with the Stormpath transaction in February 2017, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million at the time of the transaction to be recognized as post combination stock-based compensation. The restricted common stock vests ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, of which 400,000 shares vested during the six months ended July 31, 2018. As of July 31, 2018, there was $1.2 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 0.6 years.
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
During the six months ended July 31, 2018, 210,850 shares of restricted stock awards vested. As of July 31, 2018, there was $1.4 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 1.0 year.
As of July 31, 2018, there was $1.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 1.9 years. The related stock options expense and activity are included within the Stock Options section above.
Employee Stock Purchase Plan
Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods. The initial offering period began April 7, 2017 and ended on June 20, 2018.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

(unaudited)
Expected volatility	39% - 40%	32% - 34%	39% - 40%	32% - 37%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.2
Risk-free interest rate	2.12% - 2.34%	1.12% - 1.22%	2.12% - 2.34%	0.95% - 1.22%
Expected dividend yield	—	—	—	—
During the three and six months ended July 31, 2018, the Company’s employees purchased 434,640 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $15.31 with proceeds of $6.7 million.
As of July 31, 2018, there was $5.3 million of unrecognized stock-based compensation expense related to ESPP that is expected to be recognized over an average vesting period of 0.7 years.
Awards Issued as Charitable Contributions
During the three and six months ended July 31, 2018, the Company granted 20,000 shares of Class A common stock as charitable contributions and recognized $1.0 million as general and administrative expense in the condensed consolidated statement of operations. During the three and six months ended July 31, 2017, the Company did not grant any common stock as a charitable contribution.
11. Income Taxes
For the three and six months ended July 31, 2018, the Company recorded a tax benefit of $1.0 million and $1.2 million, respectively, on pretax losses of $40.2 million and $66.4 million, respectively. The effective tax rate for the three and six months ended July 31, 2018 was 2.5% and 1.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the ScaleFT acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
For the three and six months ended July 31, 2017, the Company recorded tax provisions of $0.2 million and $0.5 million, respectively, on pretax losses of $25.8 million and $53.3 million, respectively. The effective tax rate for both the three and six months ended July 31, 2017 was (0.9)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
The difference between the book and tax bases of the 2023 Notes, Note Hedges and debt issuance costs resulted in deductible temporary differences and corresponding deferred tax assets of $0.6 million as of July 31, 2018, which are subject to a full valuation allowance.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company recorded a provisional amount of $61.0 million as of January 31, 2018 related to the remeasurement of certain deferred tax balances before valuation allowance. For the six months ended July 31, 2018, the Company has not made a material adjustment to the provisional amount. The Company will continue to analyze and refine the calculations to the measurement of these balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The United Kingdom tax authority completed its examination of fiscal year 2016 income tax returns for the Company’s UK subsidiary during the three months ended April 30, 2018. As a result, the Company’s UK subsidiary is no longer subject to examination for fiscal years prior to 2017.
12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss (1)	$(33,862)	$(5,345)	$(4,075)	$(21,957)	$(53,242)	$(11,927)	$(7,254)	$(46,484)
Denominator:
Weighted-average shares outstanding - basic and diluted	92,156	14,546	14,650	78,926	86,172	19,303	9,061	58,064
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(0.28)	$(0.28)	$(0.62)	$(0.62)	$(0.80)	$(0.80)

(1)	Net loss for the three and six months ended July 31, 2017 has been adjusted. See Note 2 for a summary of adjustments.
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2018	2017

	(unaudited)
Unvested restricted common stock issued and outstanding	400	800
Stock options issued and outstanding	20,898	33,360
Unvested RSUs issued and outstanding	4,891	2,210
Unvested restricted stock awards issued and outstanding	388	599
Shares related to convertible senior notes	7,134	—
Shares committed under the ESPP	360	1,082
Unvested shares subject to repurchase	96	324
	34,167	38,375
The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share. During the three months ended July 31, 2018, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of July 31, 2018, we had over 5,500 integrations with cloud, mobile and web applications and IT infrastructure providers.
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
Provision for (Benefit from) for Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and is determined for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(in thousands)
Revenue:
Subscription	$87,854	$55,317	$164,695	$103,596
Professional services and other	6,732	4,942	13,512	8,988
Total revenue	94,586	60,259	178,207	112,584
Cost of revenue:
Subscription(2)	19,211	12,691	35,543	23,848
Professional services and other(2)	9,017	6,991	16,792	13,297
Total cost of revenue	28,228	19,682	52,335	37,145
Gross profit	66,358	40,577	125,872	75,439
Operating expenses:
Research and development(2)	24,829	16,923	44,758	32,282
Sales and marketing(2)	59,004	37,891	108,497	73,194
General and administrative(2)	20,955	11,948	36,025	23,587
Total operating expenses	104,788	66,762	189,280	129,063
Operating loss	(38,430)	(26,185)	(63,408)	(53,624)
Other income (expense), net	(1,762)	382	(2,977)	363
Loss before provision for (benefit from) income taxes	(40,192)	(25,803)	(66,385)	(53,261)
Provision for (benefit from) income taxes	(985)	229	(1,216)	477
Net loss	$(39,207)	$(26,032)	$(65,169)	$(53,738)
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(in thousands)
Cost of subscription revenue	$1,901	$1,056	$3,430	$1,742
Cost of professional services and other revenue	1,083	738	1,972	1,207
Research and development	5,272	4,438	9,485	7,739
Sales and marketing	5,471	3,021	9,624	5,396
General and administrative	4,495	2,725	7,846	4,800
Total stock-based compensation expense	$18,222	$11,978	$32,357	$20,884

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)
Revenue
Subscription	93%	92%	92%	92%
Professional services and other	7	8	8	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	21	20	21
Professional services and other	10	12	9	12
Total cost of revenue	30	33	29	33
Gross profit	70	67	71	67
Operating expenses
Research and development	26	28	25	29
Sales and marketing	62	62	62	65
General and administrative	23	20	20	21
Total operating expenses	111	110	107	115
Operating loss	(41)	(43)	(36)	(48)
Other income (expense), net	(2)	—	(2)	—
Loss before provision for (benefit from) income taxes	(43)	(43)	(38)	(48)
Provision for (benefit from) income taxes	(2)	—	(1)	—
Net loss	(41)%	(43)%	(37)%	(48)%
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

Comparison of the Three Months Ended July 31, 2018 and 2017
Revenue

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$87,854	$55,317	$32,537	59%
Professional services and other	6,732	4,942	1,790	36
Total revenue	$94,586	$60,259	$34,327	57

Percentage of revenue:
Subscription	93%	92%
Professional services and other	7	8
Total	100%	100%
Subscription revenue increased by $32.5 million, or 59%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.8 million, or 36%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$19,211	$12,691	$6,520	51%
Professional services and other	9,017	6,991	2,026	29
Total cost of revenue	$28,228	$19,682	$8,546	43
Gross profit	$66,358	$40,577	$25,781	64

Gross margin:
Subscription	78%	77%
Professional services and other	(34)	(41)
Total gross margin	70	67
Cost of subscription revenue increased by $6.5 million, or 51%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to an increase of $2.9 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $1.4 million in data center costs as we increased capacity to support our growth and an increase of $0.6 million related to the amortization of capitalized internal-use software costs due to the continued development of our software.
Our gross margin for subscription revenue increased from 77% during the three months ended July 31, 2017 to 78% during the three months ended July 31, 2018, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.

Cost of professional services and other revenue increased by $2.0 million, or 29%, for the three months ended July 31, 2018, compared to the three months ended July 31, 2017, primarily due to an increase of $1.0 million in employee compensation costs related to higher headcount and an increase of $0.5 million in consulting fees.
Our gross margin for professional services and other revenue improved to (34)% during the three months ended July 31, 2018 from (41)% primarily due to more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$24,829	$16,923	$7,906	47%
Percentage of revenue	26%	28%
Research and development expenses increased $7.9 million, or 47%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $4.9 million in employee compensation costs due to higher headcount, an increase of $1.4 million in allocated overhead costs and an increase of $0.9 million due to a reduction in capitalized internal-use software costs.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$59,004	$37,891	$21,113	56%
Percentage of revenue	62%	62%
Sales and marketing expenses increased $21.1 million, or 56%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $9.1 million in employee compensation costs related to headcount growth, an increase of $7.7 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers, and the timing of our annual customer conference which was moved from the third quarter of fiscal 2018 to the second quarter of fiscal 2019, an increase of $2.9 million in allocated overhead costs and an increase of $0.7 million in travel and employee related expenses.
General and Administrative Expenses

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$20,955	$11,948	$9,007	75%
Percentage of revenue	23%	20%
General and administrative expenses increased $9.0 million, or 75%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $4.8 million in employee compensation costs primarily related to higher headcount to support our continued growth, an increase of $2.4 million in costs from professional and other costs consisting primarily of IT, accounting, and consulting fees, an increase of $1.1 million in acquisition costs related to our acquisition of ScaleFT, an increase of $1.0 million in non-cash charitable contributions and an increase of $0.9 million in allocated overhead costs.

Other Income (Expense), Net

	Three Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$(1,762)	$382	$(2,144)	N/A
Other expense, net increased $2.1 million for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to $4.4 million in interest expense incurred related to the 2023 Notes, offset by an increase of $2.2 million in interest income earned on higher cash and short-term investment balances.

Comparison of the Six Months Ended July 31, 2018 and 2017
Revenue

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$164,695	$103,596	$61,099	59%
Professional services and other	13,512	8,988	4,524	50
Total revenue	$178,207	$112,584	$65,623	58

Percentage of revenue:
Subscription	92%	92%
Professional services and other	8	8
Total	100%	100%
Subscription revenue increased by $61.1 million, or 59%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $4.5 million, or 50%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$35,543	$23,848	$11,695	49%
Professional services and other	16,792	13,297	3,495	26
Total cost of revenue	$52,335	$37,145	$15,190	41
Gross profit	$125,872	$75,439	$50,433	67

Gross margin:
Subscription	78%	77%
Professional services and other	(24)	(48)
Total gross margin	71	67
Cost of subscription revenue increased by $11.7 million, or 49%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to an increase of $5.6 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.1 million in data center costs as we increased capacity to support our growth, an increase of $1.1 million related to the amortization of capitalized internal-use software costs, an increase of $1.1 million in allocated overhead costs, an increase of $0.7 million in software license costs and an increase of $0.6 million in consulting fees.
Our gross margin for subscription revenue increased to 78% during the six months ended July 31, 2018, up from 77% during the six months ended July 31, 2017, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $3.5 million, or 26%, for the six months ended July 31, 2018, compared to the six months ended July 31, 2017, primarily due to an increase of $2.2 million in employee compensation costs related to higher headcount and an increase of $0.7 million in consulting fees.
Our gross margin for professional services and other revenue improved to (24)% during the six months ended July 31, 2018 from (48)% during the six months ended July 31, 2017 primarily due to more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$44,758	$32,282	$12,476	39%
Percentage of revenue	25%	29%
Research and development expenses increased $12.5 million, or 39%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $8.4 million in employee compensation costs due to higher headcount, an increase of $1.9 million in allocated overhead costs and an increase of $1.1 million due to a reduction in capitalized internal-use software costs.

Sales and Marketing Expenses

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$108,497	$73,194	$35,303	48%
Percentage of revenue	62%	65%
Sales and marketing expenses increased $35.3 million, or 48%, for the six months ended July 31, 2018, compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $17.5 million in employee compensation costs related to headcount growth, an increase of $10.7 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers, and the timing of our annual customer conference which was moved from the third quarter of fiscal 2018 to the second quarter of fiscal 2019, an increase of $4.2 million in allocated overhead costs and an increase of $1.7 million related to employee time and expense to support our expanding customer base.
General and Administrative Expenses

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$36,025	$23,587	$12,438	53%
Percentage of revenue	20%	21%
General and administrative expenses increased $12.4 million, or 53%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $8.1 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $3.0 million in costs from professional services comprised primarily of legal, accounting, and consulting fees, an increase of $1.4 million in allocated overhead costs, an increase of $1.1 million in acquisition costs related to our acquisition of ScaleFT and an increase of $1.0 million in non-cash charitable contributions.
Other (Income) Expense, Net

	Six Months Ended July 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$(2,977)	$363	$(3,340)	N/A
Other expense, net increased $3.3 million for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to $7.1 million in interest expense incurred related to the 2023 Notes, offset by an increase of $3.8 million in interest income earned on higher cash and short-term investment balances.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2018	2017

Customers with Annual Contract Value (ACV) above $100,000	837	539
Dollar-Based Retention Rate for the trailing 12 months ended	121%	123%

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(in thousands)
Calculated Billings	$109,391	$71,677	$205,317	$131,605
Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2018, we had over 5,150 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 837 and 539 as of July 31, 2018 and 2017, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Calculated Billings increased 53% in the three months ended July 31, 2018 over the three months ended July 31, 2017 and increased 56% in the six months ended July 31, 2018 over the six months ended July 31, 2017. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(dollars in thousands)
Gross profit	$66,358	$40,577	$125,872	$75,439
Add:
Stock-based compensation expense included in cost of revenue	2,984	1,794	5,402	2,949
Amortization of acquired intangibles	—	—	—	4
Non-GAAP gross profit	$69,342	$42,371	$131,274	$78,392

Gross margin	70%	67%	71%	67%
Non-GAAP gross margin	73%	70%	74%	70%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions and amortization of acquired intangibles.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(dollars in thousands)
Operating loss	$(38,430)	$(26,185)	$(63,408)	$(53,624)
Add:
Stock-based compensation expense	18,222	11,978	32,357	20,884
Charitable contributions	1,008	—	1,008	—
Amortization of acquired intangibles	—	—	—	4
Non-GAAP operating loss	$(19,200)	$(14,207)	$(30,043)	$(32,736)

Operating margin	(41)%	(43)%	(36)%	(48)%
Non-GAAP operating margin	(20)%	(24)%	(17)%	(29)%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(in thousands)
Net cash used in operating activities	$(5,343)	$(6,238)	$(1,371)	$(15,924)
Less:
Purchases of property and equipment	(5,313)	(2,708)	(9,790)	(5,156)
Capitalization of internal-use software costs	(674)	(1,535)	(1,725)	(2,743)
Free Cash Flow	$(11,330)	$(10,481)	$(12,886)	$(23,823)

Net cash used in investing activities	$(28,729)	$(88,519)	$(267,671)	$(80,302)
Net cash provided by (used in) financing activities	$15,438	$(555)	$334,883	$199,553
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(in thousands)
Total revenue	$94,586	$60,259	$178,207	$112,584
Add:
Deferred revenue (end of period)	191,898	125,102	191,898	125,102
Unbilled receivables (beginning of period)	1,619	2,151	809	1,537
Less:
Unbilled receivables (end of period)	(818)	(498)	(818)	(498)
Deferred revenue (beginning of period)	(177,894)	(115,337)	(164,779)	(107,120)
Calculated billings	$109,391	$71,677	$205,317	$131,605

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $536.3 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities, commercial paper and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
We have a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, with a maturity date of November 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.2 million as of July 31, 2018 established in connection with facility lease agreements. As of July 31, 2018, $35.8 million was available under the Revolving Line, of which no amounts had been drawn.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2018, we had deferred revenue of $191.9 million, of which $186.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2018	2017

	(in thousands)
Net cash used in operating activities	$(1,371)	$(15,924)
Net cash used in investing activities	(267,671)	(80,302)
Net cash provided by financing activities	334,883	199,553
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(632)	134
Net increase in cash, cash equivalents and restricted cash	$65,209	$103,461

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
During the six months ended July 31, 2018, cash used in operating activities was $1.4 million primarily due to our net loss of $65.2 million, adjusted for non-cash charges of $51.5 million and net cash inflows of $12.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, deferred income taxes and non-cash charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $26.8 million increase in deferred revenue, a $4.7 million increase in accrued expenses and other liabilities and a $3.1 million increase in accounts payable and accrued compensation, partially offset by a $14.2 million increase in deferred commissions, a $7.2 million increase in accounts receivable and a $0.8 million increase in prepaid expenses and other assets.
During the six months ended July 31, 2017, cash used in operating activities was $15.9 million primarily due to our net loss of $53.7 million, adjusted for non-cash charges of $31.9 million and net cash inflows of $5.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $18.0 million increase in deferred revenue, a $1.3 million decrease in accounts receivable, and an increase of $3.7 million in accounts payable, accrued compensation and other accrued expenses, partially offset by an increase of $4.9 million in prepaid expenses and other assets and a $9.5 million increase in deferred commissions.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2018 of $267.7 million was primarily attributable to the purchases of investments of $320.0 million, payment of $15.6 million, net of cash acquired, in connection with ScaleFT acquisition, purchases of property and equipment of $9.8 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.7 million associated with the development of additional significant features and functionality to our platform. These activities were offset by proceeds from the sales and maturities of investments of $79.5 million.
Net cash provided by investing activities during the six months ended July 31, 2017 of $80.3 million was primarily attributable to proceeds from the sales and maturities of investments of $14.4 million, which was partially offset by purchases of property and equipment of $5.2 million to support additional office space and headcount and the capitalization of internal-use software costs of $2.7 million associated with the development of additional features and functionality of our platform.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2018 of $334.9 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.0 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million, proceeds from the exercise of stock options of $21.1 million, net of repurchases and proceeds from our employee stock purchase plan of $6.7 million, offset by cash used to purchase the Note Hedges of $80.0 million.
Cash provided by financing activities during the six months ended July 31, 2017 of $199.6 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions and proceeds from the exercise of stock options of $3.9 million, net of repurchases, partially offset by $4.0 million in payments related to deferred offering costs.

Obligations and Other Commitments
The following table represents our future non-cancelable contractual obligations as of July 31, 2018, aggregated by type:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Convertible senior notes (1)	$—	$—	$345,000	$—	$345,000
Operating lease obligations (2)	10,707	50,653	55,353	131,172	247,885
Other obligations (3)	13,560	11,891	1,691	—	27,142
Total contractual obligations	$24,267	$62,544	$402,044	$131,172	$620,027

(1)	Represents the principal amount of the 2023 Notes. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(2)
Consists of future non-cancelable minimum rental payments under operating leases for our offices. These payments have not been adjusted to reflect minimum sublease rental income of $17.1 million payable to us through 2024 pursuant to a non-cancellable sublease.

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
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the six months ended July 31, 2018, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2018 and 2017, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $536.3 million as of July 31, 2018, of which $511.0 million was invested in money market funds, commercial paper, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of July 31, 2018.
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
Many jurisdictions have enacted or are considering enacting privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under the Federal Risk and Authorization Management Program, or FedRAMP, to help satisfy their own legal and regulatory compliance requirements.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in June 2018 California enacted the California Consumer Privacy Act which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
We may face particular privacy, data security and data protection risks in Europe due to the invalidation of the Safe Harbor Program and the European General Data Protection Regulation.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that are filed with the SEC after we are no longer an “emerging growth company,” as defined in the JOBS Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. We expect to cease being an “emerging growth company” as of January 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and results of operations and could cause a decline in the price of our Class A common stock.
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
We expect to be an “emerging growth company,” as defined in the JOBS Act, until January 31, 2019. As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 57.8% of the voting power of our capital stock as of July 31, 2018. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2018, our directors, executive officers, and their affiliates, held in the aggregate 57.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, as of July 31, 2018, we had 20,133,894 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock and 764,596 options outstanding that, if fully exercised, would result in the issuance of shares of Class A common stock. As of July 31, 2018, we also had 4,890,786 restricted stock units, or RSUs, outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
As of July 31, 2018, the holders of approximately 2.1 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
10.1	Agreement of Lease between the Registrant and Six Thirty-Four Second Street dated December 11, 2014, as amended	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

Okta, Inc.

September 7, 2018	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)