Form 10-Q
period 2018-10-31
Okta, Inc.
filed 2018-12-06
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 30, 2018, the number of shares of registrant’s Class A common stock outstanding was 98,611,070 and the number of shares of the registrant’s Class B common stock outstanding was 11,827,554.

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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	October 31, 2018	January 31, 2018
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$195,898	$127,949
Short-term investments	350,105	101,765
Accounts receivable, net of allowances of $1,425 and $1,472	70,136	52,248
Deferred commissions	21,695	17,755
Prepaid expenses and other current assets	20,280	17,781
Total current assets	658,114	317,498
Property and equipment, net	44,251	12,540
Deferred commissions, noncurrent	47,756	40,755
Intangible assets, net	14,989	11,761
Goodwill	18,074	6,282
Other assets	13,525	10,427
Total assets	$796,709	$399,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,085	$9,566
Accrued expenses and other current liabilities	6,305	6,187
Accrued compensation	20,250	12,374
Deferred revenue	206,146	159,816
Total current liabilities	244,786	187,943
Convertible senior notes, net	267,665	—
Deferred revenue, noncurrent	4,977	4,963
Other liabilities, noncurrent	34,778	7,017
Total liabilities	552,206	199,923
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31, 2018 and January 31, 2018.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of October 31, 2018 and January 31, 2018; 98,518 and 70,610 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively.	10	7
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of October 31, 2018 and January 31, 2018; 11,828 and 33,361 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively.	1	3
Additional paid-in capital	706,810	565,653
Accumulated other comprehensive income (loss)	(918)	391
Accumulated deficit	(461,400)	(366,714)
Total stockholders’ equity	244,503	199,340
Total liabilities and stockholders’ equity	$796,709	$399,263

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

Revenue:
Subscription	$97,698	$61,863	$262,393	$165,459
Professional services and other	7,878	5,048	21,390	14,036
Total revenue	105,576	66,911	283,783	179,495
Cost of revenue:
Subscription	20,265	13,553	55,808	37,401
Professional services and other	9,435	7,570	26,227	20,867
Total cost of revenue	29,700	21,123	82,035	58,268
Gross profit	75,876	45,788	201,748	121,227
Operating expenses:
Research and development	27,596	19,190	72,354	51,472
Sales and marketing	56,911	47,567	165,408	120,761
General and administrative	19,848	13,546	55,873	37,133
Total operating expenses	104,355	80,303	293,635	209,366
Operating loss	(28,479)	(34,515)	(91,887)	(88,139)
Other income (expense), net	(1,705)	509	(4,682)	872
Loss before provision for (benefit from) income taxes	(30,184)	(34,006)	(96,569)	(87,267)
Provision for (benefit from) income taxes	(667)	(940)	(1,883)	(463)
Net loss	$(29,517)	$(33,066)	$(94,686)	$(86,804)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.35)	$(0.89)	$(1.13)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	108,776	95,474	106,587	76,950

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

Net loss	$(29,517)	$(33,066)	$(94,686)	$(86,804)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	4	(58)	(44)	(70)
Foreign currency translation adjustments	(442)	(81)	(1,265)	168
Other comprehensive income (loss)	(438)	(139)	(1,309)	98
Comprehensive loss	$(29,955)	$(33,205)	$(95,995)	$(86,706)

(1)	See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2017
		As Adjusted (1)

Cash flows from operating activities:
Net loss	$(94,686)	$(86,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	53,899	35,292
Depreciation, amortization and accretion	5,824	5,111
Amortization of debt discount and issuance costs	10,315	—
Amortization of deferred commissions	14,963	10,911
Deferred income taxes	(2,269)	(960)
Non-cash charitable contributions	1,008	708
Other	153	997
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	(17,539)	(12,742)
Deferred commissions	(25,907)	(16,230)
Prepaid expenses and other assets	(4,238)	(2,353)
Accounts payable	1,354	6,255
Accrued compensation	7,973	5,931
Accrued expenses and other liabilities	8,182	(1,545)
Deferred revenue	46,036	30,034
Net cash provided by (used in) operating activities	5,068	(25,395)
Cash flows from investing activities:
Capitalization of internal-use software costs	(2,329)	(4,072)
Purchases of property and equipment	(14,253)	(5,570)
Purchases of securities available for sale	(478,138)	(95,344)
Proceeds from maturities of securities available for sale	219,650	21,985
Proceeds from sales of securities available for sale	12,470	1,538
Payments for business acquisition, net of cash acquired	(15,616)	—
Net cash used in investing activities	(278,216)	(81,463)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	199,948
Proceeds from issuance of convertible senior notes, net of issuance costs	334,980	—
Purchase of convertible senior notes hedge	(80,040)	—
Proceeds from issuance of warrants related to convertible notes	52,440	—
Payments of deferred offering costs	—	(4,038)
Proceeds from stock option exercises, net of repurchases	28,524	25,800
Proceeds from shares issued in connection with employee stock purchase plan	6,654	—
Other	(206)	(343)
Net cash provided by financing activities	342,352	221,367
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(990)	53
Net increase in cash, cash equivalents and restricted cash	68,214	114,562
Cash, cash equivalents and restricted cash at beginning of period	136,233	23,282
Cash, cash equivalents and restricted cash at end of period	$204,447	$137,844

Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Vesting of early exercised common stock options	629	986
Issuance of common stock in connection with warrant exercises	—	272
Common stock issued as charitable contribution	1,008	708
Property and equipment acquired through tenant improvement allowance	22,237	—
Property and equipment and other accrued but not yet paid	1,431	710
Issuance of common stock in connection with business combination	—	2,160
Conversion of redeemable convertible preferred stock to common stock	—	228,362
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$195,898	$137,575
Restricted cash, noncurrent included in other assets	8,549	269
Total cash, cash equivalents and restricted cash	$204,447	$137,844

(1)	See Note 2 for a summary of adjustments.
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
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands except per share data):

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(unaudited)			(unaudited)
Revenue:
Subscription	$62,705	$(842)	$61,863	$167,142	$(1,683)	$165,459
Professional services and other	5,533	(485)	5,048	15,098	(1,062)	14,036
Total revenue	68,238	(1,327)	66,911	182,240	(2,745)	179,495
Gross profit	47,115	(1,327)	45,788	123,972	(2,745)	121,227
Operating expenses:
Sales and marketing	49,606	(2,039)	47,567	126,383	(5,622)	120,761
Total operating expenses	82,342	(2,039)	80,303	214,988	(5,622)	209,366
Loss before income taxes	(34,718)	712	(34,006)	(90,144)	2,877	(87,267)
Net loss	(33,778)	712	(33,066)	(89,681)	2,877	(86,804)
Net loss per share, basic and diluted	(0.35)	—	(0.35)	(1.17)	0.04	(1.13)
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	As of January 31, 2018
	As Reported	Adjustments	As Adjusted
	(unaudited)
Assets
Current assets:
Deferred commissions	$16,481	$1,274	$17,755
Prepaid expenses and other current assets	16,973	808	17,781
Total current assets	315,416	2,082	317,498
Deferred commissions, noncurrent	10,971	29,784	40,755
Total assets	367,397	31,866	399,263

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenue	$162,633	$(2,817)	$159,816
Total current liabilities	190,760	(2,817)	187,943
Deferred revenue, noncurrent	6,034	(1,071)	4,963
Total liabilities	203,811	(3,888)	199,923
Accumulated deficit	(402,468)	35,754	(366,714)
Total stockholders’ equity	163,586	35,754	199,340
Total liabilities and stockholders’ equity	367,397	31,866	399,263
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January

31, 2018. Except for the accounting policies for revenue recognition and deferred commissions that were updated below as a result of adopting ASC 606, and the accounting policies for convertible senior notes, there have been no significant changes to these policies for the nine months ended October 31, 2018.
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
Professional Services Revenue
The Company’s professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer-specific requests. Revenue for the Company’s professional services is recognized as services are performed in proportion with their pattern of transfer.
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

Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue in dollars by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

United States	$88,704	$56,215	$239,459	$152,185
International	16,872	10,696	44,324	27,310
Total	$105,576	$66,911	$283,783	$179,495

_______________________________

(1)	The prior periods presented above have been adjusted to reflect the adoption of ASC 606.
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2018 and 2017.
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
For the three and nine months ended October 31, 2018 and 2017, write-offs were not material.
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
Sales commissions capitalized as contract costs totaled $11.7 million and $6.7 million in the three months ended October 31, 2018 and 2017, respectively, and $25.9 million and $16.2 million in the nine months ended October 31, 2018 and 2017, respectively. Amortization of contract costs was $5.4 million and $3.9 million for the three months ended October 31, 2018 and 2017, respectively, and $15.0 million and $10.9 million for the nine months ended October 31, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized.
Convertible Senior Notes
The 2023 Notes are accounted for in accordance with FASB ASC Subtopic 470‑20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470‑20, issuers of certain convertible debt instruments, such as the 2023 Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. This guidance is effective for the Company on February 1, 2019 with early adoption permitted. The adoption of this standard will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s consolidated balance sheets.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in fiscal year 2018 to account for the impact of the Tax Act did not result in stranded tax effects. Accordingly, the Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance is effective for the Company on February 1, 2020, with early adoption permitted for the removal and modification of disclosures and delayed adoption until February 1, 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance is effective for the Company on February 1, 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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

ScaleFT
On July 13, 2018, the Company acquired all issued and outstanding capital stock of ScaleFT, Inc. (ScaleFT), a “zero trust” security company which provides access solutions for the modern workforce. The preliminary acquisition date cash consideration transferred for ScaleFT was $15.6 million, net of $0.6 million in cash received. The Company recorded $4.6 million for developed technology intangible assets with estimated useful life of three years and $11.8 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of ScaleFT’s technology and the Company’s technology. The Company incurred $1.1 million of acquisition related costs, which were recorded in the quarter ended July 31, 2018.
The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not be presented.
4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of October 31, 2018 and January 31, 2018 were as follows (in thousands):

	As of October 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$158,639	$—	$—	$158,639
Commercial paper	4,982	—	—	4,982
Total cash equivalents	$163,621	$—	$—	$163,621
Short-term investments:
Commercial paper	$99,039	$—	$—	$99,039
U.S. treasury securities	211,344	—	(188)	211,156
Corporate debt securities	39,968	—	(58)	39,910
Total short-term investments	350,351	—	(246)	350,105
Total	$513,972	$—	$(246)	$513,726

	As of January 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$15,946	$—	$—	$15,946
U.S. treasury securities	61,896	—	(158)	61,738
Corporate debt securities	24,125	—	(44)	24,081
Total short-term investments	101,967	—	(202)	101,765
Total	$192,737	$—	$(202)	$192,535
All short-term investments were designated as available-for-sale securities as of October 31, 2018 and January 31, 2018.

The following tables present the contractual maturities of the Company’s short-term investments as of October 31, 2018 and January 31, 2018 (in thousands):

	As of October 31, 2018		As of January 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$350,351	$350,105	$93,421	$93,237
Due between one to five years	—	—	8,546	8,528
	$350,351	$350,105	$101,967	$101,765

The Company had 48 and 23 short-term investments in unrealized loss positions as of October 31, 2018 and January 31, 2018, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2018 or 2017.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of October 31, 2018 and January 31, 2018.
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

	As of October 31, 2018
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$158,639	$—	$—	$158,639
Commercial paper	—	4,982	—	4,982
Total cash equivalents	$158,639	$4,982	$—	$163,621
Short-term investments:
Commercial paper	$—	$99,039	$—	$99,039
U.S. treasury securities	—	211,156	—	211,156
Corporate debt securities	—	39,910	—	39,910
Total short-term investments	—	350,105	—	350,105
Total cash equivalents and short-term investments	$158,639	$355,087	$—	$513,726

	As of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	$90,770	$—	$—	$90,770
Short-term investments:
Commercial paper	$—	$15,946	$—	$15,946
U.S. treasury securities	—	61,738	—	61,738
Corporate debt securities	—	24,081	—	24,081
Total short-term investments	—	101,765	—	101,765
Total cash equivalents and short-term investments	$90,770	$101,765	$—	$192,535
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of October 31, 2018
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value

	(unaudited)
Convertible senior notes	$274,576	$471,256
The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (See Note 8 for additional details).

The estimated fair value of the 2023 Notes, which the Company has classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. As of October 31, 2018, the difference between the net carrying amount of the 2023 Notes and estimated fair value represents the equity conversion value premium the market assigned to the 2023 Notes. Based on the closing price of our common stock of $58.36 on October 31, 2018, the if-converted value of the 2023 Notes exceeded the principal amount of $345.0 million.
6. Goodwill and Intangible Assets, net
Goodwill
As of October 31, 2018 and January 31, 2018, goodwill was $18.1 million and $6.3 million, respectively. During the nine months ended October 31, 2018, the Company recorded $11.8 million of goodwill in connection with the ScaleFT acquisition that was completed in July 2018. See Note 3 for further details. No goodwill impairments were recorded during the three and nine months ended October 31, 2018 and 2017.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of October 31, 2018
	Gross	Accumulated Amortization	Net

	(unaudited)
Capitalized internal-use software costs	$19,202	$(8,684)	$10,518
Purchased developed technology	5,170	(1,019)	4,151
Software licenses	1,023	(703)	320
	$25,395	$(10,406)	$14,989

	As of January 31, 2018
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$16,434	$(5,172)	$11,262
Software licenses	1,057	(558)	499
Purchased developed technology	570	(570)	—
	$18,061	$(6,300)	$11,761

The Company capitalized $0.7 million and $1.7 million of internal-use software costs in the three months ended October 31, 2018 and 2017, respectively, and $2.8 million and $5.0 million of internal-use software costs in the nine months ended October 31, 2018 and 2017, respectively. Included in the total amount capitalized is stock-based compensation expense of $0.1 million and $0.3 million for the three months ended October 31, 2018 and 2017, respectively, and $0.4 million and $0.9 million for the nine months ended October 31, 2018 and 2017, respectively. The Company reversed $0.5 million of previously capitalized internal-use software costs in the three months ended October 31, 2017 as they were not realizable. The resulting charge was recognized in research and development in the condensed consolidated statements of operations.
In addition, during the nine months ended October 31, 2018, the Company recorded $4.6 million of purchased developed technology from the ScaleFT acquisition. See Note 3 for further details.
Intangible amortization expense was $1.8 million and $0.8 million for the three months ended October 31, 2018 and 2017, respectively, and $4.1 million and $2.1 million for the nine months ended October 31, 2018 and 2017, respectively.

7. Deferred Revenue and Performance Obligations

Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2018 and 2017 that was included in the deferred revenue balances at the beginning of the respective periods was $81.6 million and $53.4 million, respectively, and $147.0 million and $95.2 million for the nine months ended October 31, 2018 and 2017, respectively. Professional services and other revenue recognized in the three and nine months ended October 31, 2018 and 2017 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.
As of October 31, 2018, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $614.4 million, and the Company expects to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from remaining performance obligations for professional services and other contracts as of October 31, 2018 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables, which are contract assets, relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date. As of October 31, 2018 and January 31, 2018, unbilled receivables were $1.6 million and $0.8 million, respectively, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Unbilled receivables are transferred to accounts receivable when the rights become unconditional.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. As of October 31, 2018, the conditions allowing holders of the 2023 Notes to convert were not met.
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
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The Company bifurcated the conversion option of the 2023 Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as the Notes continue to meet the conditions for equity classification.
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
	(unaudited)
Contractual interest expense	$215	$577
Amortization of debt issuance costs	299	777
Amortization of debt discount	3,604	9,539
Total	$4,118	$10,893

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

The 2023 Notes, net consisted of the following (in thousands):

As of October 31, 2018
(unaudited)
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(77,335)
Net carrying amount	$267,665

At Issuance
(unaudited)
Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642

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
Loan and Security Agreement
The Company has available a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, with a maturity date of November 21, 2018. The available amount, not to exceed $40.0 million, is based on certain revenue metrics and is reduced by letters of credit totaling $4.2 million as of October 31, 2018 established in connection with facility lease agreements. As of October 31, 2018, $35.8 million was available under the Revolving Line.
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
As of October 31, 2018 and January 31, 2018, no amounts had been drawn under the Revolving Line and the Company was in compliance with all covenants pursuant to the loan and security agreement.
9. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in various cities in the United States, United Kingdom, Australia and Canada. These office leases expire on various dates through October 2028.
Deferred rent was $34.1 million and $5.5 million as of October 31, 2018 and January 31, 2018, respectively, which is included in accrued expenses and other current liabilities and other liabilities, noncurrent in the condensed consolidated balance sheets. Rent expense was $7.0 million and $3.0 million for the three months ended October 31, 2018 and 2017, respectively and $16.2 million and $7.6 million for the nine months ended October 31, 2018 and 2017, respectively.
In conjunction with the execution of leases, letters of credit in the aggregate amount of $12.5 million and $12.2 million were issued and outstanding as of October 31, 2018 and January 31, 2018, respectively. No draws have been made under such letters of credit. The Company secured its new corporate headquarters lease in San Francisco with an $8.0 million letter of credit, which is designated as restricted cash and included in other assets on its condensed consolidated balance sheet as of October 31, 2018.
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
Other Contractual Commitments
In September 2018, the Company entered into a non-cancellable contractual agreement with a third-party provider of datacenter hosting facilities with a term of four years. The total future commitment of $60.0 million is ratable over the four-year term of this agreement. This agreement superseded a prior agreement that was signed in July 2017 with a total commitment of $30.0 million over its three-year term. The agreement is on the third-party provider’s standard terms and conditions.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2018.

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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(unaudited)
Cost of revenue
Subscription	$2,383	$1,421	$5,813	$3,163
Professional services and other	1,305	979	3,277	2,186
Research and development	6,291	5,174	15,776	12,913
Sales and marketing	6,228	3,894	15,852	9,290
General and administrative	5,335	2,940	13,181	7,740
Total	$21,542	$14,408	$53,899	$35,292

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and nine months ended October 31, 2018 and 2017. See Note 6 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of October 31, 2018, options to purchase 18,451,057 shares of Class B common stock and 863,277 shares of Class A common stock remain outstanding.
Shares of common stock reserved for future issuance are as follows:

As of
October 31, 2018
(unaudited)
Stock options and unvested RSUs outstanding	24,250,317
Available for future stock option and RSU grants	12,651,706
Available for ESPP	3,035,697
39,937,720

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2018	24,917,045	$7.37	7.6	$550,173
Granted	684,500	39.21
Exercised	(5,184,832)	5.51
Canceled	(1,102,379)	8.53
Outstanding as of October 31, 2018 (unaudited)	19,314,334	$8.93	7.2	$954,692
As of October 31, 2018
Vested and exercisable (unaudited)	9,897,397	$6.54	6.7	$512,889
 No stock options were granted in the three months ended October 31, 2018. The weighted-average grant-date fair value of options granted was $12.27 for the three months ended October 31, 2017. The weighted-average grant-date fair value of options granted was $17.21 and $5.37 during the nine months ended October 31, 2018 and 2017, respectively. The total grant-date fair value of stock options vested was $4.8 million and $5.9 million during the three months ended October 31, 2018 and 2017, respectively, and $18.2 million and $18.9 million for the nine months ended October 31, 2018 and 2017, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $70.2 million and $139.4 million for the three months ended October 31, 2018 and 2017, respectively, and $225.3 million and $158.7 million for the nine months ended October 31, 2018 and 2017, respectively.
As of October 31, 2018, there was a total of $43.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(unaudited)
Expected volatility	—	41%	40%	40% - 41%
Expected term (in years)	—	6.3	6.3	6.3 - 6.4
Risk-free interest rate	—	1.87%	2.70%	1.87% - 2.21%
Expected dividend yield	—	—	—	—

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of January 31, 2018	2,862,929	$24.38
Granted	3,133,189	53.27
Vested	(741,253)	23.56
Forfeited	(318,882)	33.28
Outstanding as of October 31, 2018 (unaudited)	4,935,983	$42.27
As of October 31, 2018, there was $189.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.3 years based on vesting under the award service conditions.
Equity Awards Issued in Connection with Business Combination
In connection with the Stormpath transaction in February 2017, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million at the time of the transaction to be recognized as post combination stock-based compensation. The restricted common stock vests ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, of which 400,000 shares vested during the nine months ended October 31, 2018. As of October 31, 2018, there was $0.6 million of unrecognized compensation expense related to restricted common stock which is expected to be recognized over the remaining weighted average life of 0.3 years.
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
During the nine months ended October 31, 2018, 210,850 shares of restricted stock awards vested. As of October 31, 2018, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 0.8 year.
As of October 31, 2018, there was $1.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 1.7 years. The related stock options expense and activity are included within the Stock Options section above.
Employee Stock Purchase Plan
Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods. The initial offering period began April 7, 2017 and ended on June 20, 2018.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

(unaudited)
Expected volatility	—	—	39% - 40%	32% - 37%
Expected term (in years)	—	—	0.5 -1.0	0.5 - 1.2
Risk-free interest rate	—	—	2.12% - 2.34%	0.95% - 1.22%
Expected dividend yield	—	—	—	—
During the three and nine months ended October 31, 2018, the Company’s employees purchased 434,640 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $15.31 with proceeds of $6.7 million.
As of October 31, 2018, there was $3.7 million of unrecognized stock-based compensation expense related to ESPP that is expected to be recognized over an average vesting period of 0.5 years.
Awards Issued as Charitable Contributions
The Company did not grant any common stock as a charitable contribution for the three months ended October 31, 2018. During the nine months ended October 31, 2018, the Company granted 20,000 shares of Class A common stock as charitable contributions and recognized $1.0 million as general and administrative expense in the condensed consolidated statement of operations. During the three and nine months ended October 31, 2017, the Company granted 24,287 shares of Class A common stock as charitable contributions and recognized $0.7 million as general and administrative expense in the condensed consolidated statement of operations.

11. Income Taxes
For the three and nine months ended October 31, 2018, the Company recorded a tax benefit of $0.7 million and $1.9 million, respectively, on pretax losses of $30.2 million and $96.6 million, respectively. The effective tax rate for the three and nine months ended October 31, 2018 was 2.2% and 1.9%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the ScaleFT acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
For the three and nine months ended October 31, 2017, the Company recorded a tax benefit of $0.9 million and $0.5 million, respectively, on pretax losses of $34.0 million and $87.3 million, respectively. The effective tax rate for the three and nine months ended October 31, 2017 was 2.8% and 0.5%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
The difference between the book and tax bases of the 2023 Notes, Note Hedges and debt issuance costs resulted in deductible temporary differences and corresponding deferred tax assets of $0.6 million as of October 31, 2018, which are subject to a full valuation allowance.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company recorded a provisional amount of $61.0 million as of January 31, 2018 related to the remeasurement of certain deferred tax balances before valuation allowance. For the nine months ended October 31, 2018, the Company has not made a material adjustment to the provisional amount. The Company will continue to analyze and refine the calculations to the measurement of these balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
The United Kingdom tax authority completed its examination of fiscal year 2016 income tax returns for the Company’s UK subsidiary during the three months ended April 30, 2018. As a result, the Company’s UK subsidiary is no longer subject to examination for fiscal years prior to 2017.
12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss (1)	$(26,502)	$(3,015)	$(8,672)	$(24,394)	$(79,991)	$(14,695)	$(16,366)	$(70,438)
Denominator:
Weighted-average shares outstanding - basic and diluted	97,665	11,111	25,039	70,435	90,045	16,542	14,508	62,442
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.27)	$(0.35)	$(0.35)	$(0.89)	$(0.89)	$(1.13)	$(1.13)

(1)	Net loss for the three and nine months ended October 31, 2017 has been adjusted. See Note 2 for a summary of adjustments.
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2018	2017

	(unaudited)
Unvested restricted common stock issued and outstanding	400	800
Stock options issued and outstanding	19,314	27,118
Unvested RSUs issued and outstanding	4,936	2,506
Unvested restricted stock awards issued and outstanding	388	599
Shares related to convertible senior notes	7,134	—
Shares committed under the ESPP	359	1,082
Unvested shares subject to repurchase	67	248
	32,598	32,353
The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share. During the three months ended October 31, 2018, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with a pre-integrated set of cloud, mobile and web applications that spans the functionality of our products. As of October 31, 2018, we had over 5,500 integrations with cloud, mobile and web applications and IT infrastructure providers.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(in thousands)
Revenue:
Subscription	$97,698	$61,863	$262,393	$165,459
Professional services and other	7,878	5,048	21,390	14,036
Total revenue	105,576	66,911	283,783	179,495
Cost of revenue:
Subscription(2)	20,265	13,553	55,808	37,401
Professional services and other(2)	9,435	7,570	26,227	20,867
Total cost of revenue	29,700	21,123	82,035	58,268
Gross profit	75,876	45,788	201,748	121,227
Operating expenses:
Research and development(2)	27,596	19,190	72,354	51,472
Sales and marketing(2)	56,911	47,567	165,408	120,761
General and administrative(2)	19,848	13,546	55,873	37,133
Total operating expenses	104,355	80,303	293,635	209,366
Operating loss	(28,479)	(34,515)	(91,887)	(88,139)
Other income (expense), net	(1,705)	509	(4,682)	872
Loss before provision for (benefit from) income taxes	(30,184)	(34,006)	(96,569)	(87,267)
Provision for (benefit from) income taxes	(667)	(940)	(1,883)	(463)
Net loss	$(29,517)	$(33,066)	$(94,686)	$(86,804)
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(in thousands)
Cost of subscription revenue	$2,383	$1,421	$5,813	$3,163
Cost of professional services and other revenue	1,305	979	3,277	2,186
Research and development	6,291	5,174	15,776	12,913
Sales and marketing	6,228	3,894	15,852	9,290
General and administrative	5,335	2,940	13,181	7,740
Total stock-based compensation expense	$21,542	$14,408	$53,899	$35,292

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)
Revenue
Subscription	93%	92%	92%	92%
Professional services and other	7	8	8	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	19	20	20	21
Professional services and other	9	12	9	11
Total cost of revenue	28	32	29	32
Gross profit	72	68	71	68
Operating expenses
Research and development	26	29	25	29
Sales and marketing	54	71	58	67
General and administrative	19	20	20	21
Total operating expenses	99	120	103	117
Operating loss	(27)	(52)	(32)	(49)
Other income (expense), net	(2)	1	(2)	1
Loss before provision for (benefit from) income taxes	(29)	(51)	(34)	(48)
Provision for (benefit from) income taxes	(1)	(2)	(1)	—
Net loss	(28)%	(49)%	(33)%	(48)%
_______________________________

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

Comparison of the Three Months Ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$97,698	$61,863	$35,835	58%
Professional services and other	7,878	5,048	2,830	56
Total revenue	$105,576	$66,911	$38,665	58
Percentage of revenue:
Subscription	93%	92%
Professional services and other	7	8
Total	100%	100%
Subscription revenue increased by $35.8 million, or 58%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $2.8 million, or 56%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$20,265	$13,553	$6,712	50%
Professional services and other	9,435	7,570	1,865	25
Total cost of revenue	$29,700	$21,123	$8,577	41
Gross profit	$75,876	$45,788	$30,088	66
Gross margin:
Subscription	79%	78%
Professional services and other	(20)	(50)
Total gross margin	72	68
Cost of subscription revenue increased by $6.7 million, or 50%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $2.8 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $0.9 million in allocated overhead costs to support our personnel growth, an increase of $0.7 million in data center costs as we increased capacity to support our growth, an increase of $0.6 million related to the amortization of capitalized internal-use software costs due to the continued development of our software and an increase of $0.6 million in software license costs.
Our gross margin for subscription revenue increased from 78% during the three months ended October 31, 2017 to 79% during the three months ended October 31, 2018, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.

Cost of professional services and other revenue increased by $1.9 million, or 25%, for the three months ended October 31, 2018, compared to the three months ended October 31, 2017, primarily due to an increase of $0.7 million in consulting fees and an increase of $0.5 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue improved to (20)% during the three months ended October 31, 2018 from (50)% primarily due to to higher professional services and other revenues as well as more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$27,596	$19,190	$8,406	44%
Percentage of revenue	26%	29%
Research and development expenses increased $8.4 million, or 44%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $5.7 million in employee compensation costs due to higher headcount and an increase of $1.7 million in allocated overhead costs.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$56,911	$47,567	$9,344	20%
Percentage of revenue	54%	71%
Sales and marketing expenses increased $9.3 million, or 20%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $10.0 million in employee compensation costs related to headcount growth, an increase of $3.5 million in allocated overhead costs, an increase of $1.3 million in employee related expenses and an increase of $0.5 million in software license costs. These increases were partially offset by a decrease of $5.8 million related to marketing and event costs primarily driven by the timing of our annual customer conference which was moved from the third quarter of fiscal 2018 to the second quarter of fiscal 2019.
General and Administrative Expenses

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$19,848	$13,546	$6,302	47%
Percentage of revenue	19%	20%
General and administrative expenses increased $6.3 million, or 47%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $4.8 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $1.3 million in allocated overhead costs, partially offset by a decrease of $0.7 million in non-cash charitable contributions.

Other Income (Expense), Net

	Three Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$(1,705)	$509	$(2,214)	N/A
Other expense, net increased $2.2 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to $4.1 million in interest expense incurred related to the 2023 Notes, partially offset by an increase of $2.3 million in interest and other income earned on higher cash and short-term investment balances.

Comparison of the Nine Months Ended October 31, 2018 and 2017
Revenue

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$262,393	$165,459	$96,934	59%
Professional services and other	21,390	14,036	7,354	52
Total revenue	$283,783	$179,495	$104,288	58
Percentage of revenue:
Subscription	92%	92%
Professional services and other	8	8
Total	100%	100%
Subscription revenue increased by $96.9 million, or 59%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $7.4 million, or 52%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and material basis, associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$55,808	$37,401	$18,407	49%
Professional services and other	26,227	20,867	5,360	26
Total cost of revenue	$82,035	$58,268	$23,767	41
Gross profit	$201,748	$121,227	$80,521	66
Gross margin:
Subscription	79%	77%
Professional services and other	(23)	(49)
Total gross margin	71	68
Cost of subscription revenue increased by $18.4 million, or 49%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to an increase of $8.4 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.8 million in data center costs as we increased capacity to support our growth, an increase of $2.0 million in allocated overhead costs, an increase of $1.7 million related to the amortization of capitalized internal-use software costs, an increase of $1.3 million in software license costs, an increase of $1.0 million in consulting fees and an increase of $0.6 million in employee related expenses.
Our gross margin for subscription revenue increased to 79% during the nine months ended October 31, 2018, up from 77% during the nine months ended October 31, 2017, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $5.4 million, or 26%, for the nine months ended October 31, 2018, compared to the nine months ended October 31, 2017, primarily due to an increase of $2.6 million in employee compensation costs related to higher headcount, an increase of $1.4 million in consulting fees and an increase of $0.7 million in allocated overhead costs.
Our gross margin for professional services and other revenue improved to (23)% during the nine months ended October 31, 2018 from (49)% during the nine months ended October 31, 2017 primarily due to more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$72,354	$51,472	$20,882	41%
Percentage of revenue	25%	29%
Research and development expenses increased $20.9 million, or 41%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of $14.1 million in employee compensation costs due to higher headcount, an increase of $3.7 million in allocated overhead costs, an increase of $1.4 million due to a reduction in capitalized internal-use software costs and an increase of $0.6 million in other research related costs.

Sales and Marketing Expenses

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$165,408	$120,761	$44,647	37%
Percentage of revenue	58%	67%
Sales and marketing expenses increased $44.6 million, or 37%, for the nine months ended October 31, 2018, compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of $27.5 million in employee compensation costs related to headcount growth, an increase of $7.6 million in allocated overhead costs, an increase of $4.9 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers, an increase of $2.3 million in employee related expenses to support our expanding customer base and an increase of $1.1 million in software license costs.
General and Administrative Expenses

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$55,873	$37,133	$18,740	50%
Percentage of revenue	20%	21%
General and administrative expenses increased $18.7 million, or 50%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of $11.9 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $2.9 million in costs from professional services comprised primarily of legal, accounting, and consulting fees, an increase of $2.9 million in allocated overhead costs and an increase of $1.1 million in acquisition costs related to our acquisition of ScaleFT.
Other (Income) Expense, Net

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$(4,682)	$872	$(5,554)	N/A
Other expense, net increased $5.6 million for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to $10.9 million in interest expense incurred related to the 2023 Notes, partially offset by an increase of $6.0 million in interest and other income earned on higher cash and short-term investment balances.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2018	2017

Customers with Annual Contract Value (ACV) above $100,000	937	603
Dollar-Based Retention Rate for the trailing 12 months ended	120%	123%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(in thousands)
Calculated Billings	$124,038	$78,560	$329,355	$210,165
Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2018, we had over 5,600 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 937 and 603 as of October 31, 2018 and 2017, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our strong Dollar-Based Retention Rate is primarily attributable to an expansion of users and up-selling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.
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
Calculated Billings increased 58% in the three months ended October 31, 2018 over the three months ended October 31, 2017 and increased 57% in the nine months ended October 31, 2018 over the nine months ended October 31, 2017. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(dollars in thousands)
Gross profit	$75,876	$45,788	$201,748	$121,227
Add:
Stock-based compensation expense included in cost of revenue	3,688	2,400	9,090	5,349
Amortization of acquired intangibles	449	—	449	4
Non-GAAP gross profit	$80,013	$48,188	$211,287	$126,580
Gross margin	72%	68%	71%	68%
Non-GAAP gross margin	76%	72%	74%	71%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions and amortization of acquired intangibles.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(dollars in thousands)
Operating loss	$(28,479)	$(34,515)	$(91,887)	$(88,139)
Add:
Stock-based compensation expense	21,542	14,408	53,899	35,292
Charitable contributions	—	754	1,008	754
Amortization of acquired intangibles	449	—	449	4
Non-GAAP operating loss	$(6,488)	$(19,353)	$(36,531)	$(52,089)
Operating margin	(27)%	(52)%	(32)%	(49)%
Non-GAAP operating margin	(6)%	(29)%	(13)%	(29)%

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$6,439	$(9,471)	$5,068	$(25,395)
Less:
Purchases of property and equipment	(4,463)	(414)	(14,253)	(5,570)
Capitalization of internal-use software costs	(604)	(1,329)	(2,329)	(4,072)
Free Cash Flow	$1,372	$(11,214)	$(11,514)	$(35,037)
Net cash used in investing activities	$(10,545)	$(1,161)	$(278,216)	$(81,463)
Net cash provided by financing activities	$7,469	$21,814	$342,352	$221,367
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		As Adjusted (1)		As Adjusted (1)

	(in thousands)
Total revenue	$105,576	$66,911	$283,783	$179,495
Add:
Deferred revenue (end of period)	211,123	137,155	211,123	137,155
Unbilled receivables (beginning of period)	818	498	809	1,537
Less:
Unbilled receivables (end of period)	(1,581)	(902)	(1,581)	(902)
Deferred revenue (beginning of period)	(191,898)	(125,102)	(164,779)	(107,120)
Calculated billings	$124,038	$78,560	$329,355	$210,165

(1)	See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $546.0 million, which were held for working capital purposes, as well as the available balance of our credit facility, described further below. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities, commercial paper and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
We had a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, which expired by its terms in November 2018. The available amount, not to exceed $40.0 million, was based on certain revenue metrics and was reduced by letters of credit totaling $4.2 million as of October 31, 2018 established in connection with facility lease agreements. As of October 31, 2018, $35.8 million was available under the Revolving Line, of which no amounts had been drawn.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2018, we had deferred revenue of $211.1 million, of which $206.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$5,068	$(25,395)
Net cash used in investing activities	(278,216)	(81,463)
Net cash provided by financing activities	342,352	221,367
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(990)	53
Net increase in cash, cash equivalents and restricted cash	$68,214	$114,562

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
During the nine months ended October 31, 2018, cash used in operating activities was $5.1 million primarily due to our net loss of $94.7 million, adjusted for non-cash charges of $83.9 million and net cash inflows of $15.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, deferred income taxes and non-cash charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $46.0 million increase in deferred revenue, a $9.3 million increase in accounts payable and accrued compensation and an $8.2 million increase in accrued expenses and other liabilities, partially offset by a $25.9 million increase in deferred commissions, a $17.5 million increase in accounts receivable and a $4.2 million increase in prepaid expenses and other assets.
During the nine months ended October 31, 2017, cash used in operating activities was $25.4 million primarily due to our net loss of $86.8 million, adjusted for non-cash charges of $52.1 million and net cash inflows of $9.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, deferred income taxes and non-cash charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $30.0 million increase in deferred revenue and a $10.6 million increase in accounts payable, accrued compensation and other accrued expenses, partially offset by a $16.2 million increase in deferred commissions, a $12.7 million increase in accounts receivable and a $2.4 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2018 of $278.2 million was primarily attributable to the purchases of investments of $478.1 million, payment of $15.6 million, net of cash acquired, in connection with our ScaleFT acquisition, purchases of property and equipment of $14.3 million to support additional office space and headcount, and the capitalization of internal-use software costs of $2.3 million associated with the development of additional significant features and functionality to our platform. These activities were offset by proceeds from the sales and maturities of investments of $232.1 million.
Net cash used in investing activities during the nine months ended October 31, 2017 of $81.5 million was primarily attributable to the purchase of investments of $95.3 million, purchases of property and equipment of $5.6 million to support additional office space and headcount and the capitalization of internal-use software costs of $4.1 million associated with the development of additional features and functionality of our platform. These activities were partially offset by proceeds from the sale and maturities of investments of $23.5 million.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2018 of $342.4 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.0 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million, proceeds from the exercise of stock options, net of repurchases, of $28.5 million and proceeds from our employee stock purchase plan of $6.7 million, partially offset by cash used to purchase the Note Hedges of $80.0 million.
Cash provided by financing activities during the nine months ended October 31, 2017 of $221.4 million was primarily attributable to proceeds from the completion of our IPO of $200.0 million, net of underwriters’ discounts and commissions and proceeds from the exercise of stock options, net of repurchases, of $25.8 million, partially offset by $4.0 million in payments related to deferred offering costs.

Obligations and Other Commitments
The following table represents our future non-cancelable contractual obligations as of October 31, 2018, aggregated by type:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Convertible senior notes (1)	$—	$—	$345,000	$—	$345,000
Operating lease obligations (2)	13,251	52,308	56,060	124,213	245,832
Other obligations (3)	18,471	33,074	15,010	—	66,555
Total contractual obligations	$31,722	$85,382	$416,070	$124,213	$657,387

(1)	Represents the principal amount of the 2023 Notes. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the nine months ended October 31, 2018, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2018 and 2017, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $546.0 million as of October 31, 2018, of which $513.7 million was invested in money market funds, commercial paper, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of October 31, 2018.
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
We have incurred significant net losses in each year since our inception, including net losses of $76.3 million, $83.5 million and $114.4 million in fiscal 2016, 2017 and 2018, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. For products that organizations can use to manage identities for their extended enterprise, which we previously referred to as the internal use case, our competitors include authentication, provisioning and adaptive multi-factor authentication providers, many of which are large companies such as Computer Associates (a subsidiary of Broadcom), Citrix, IBM, Microsoft, Oracle, RSA (a division of Dell Technologies), Duo Security (a division of Cisco Systems) and Symantec, infrastructure-as-a-service providers such as Google Cloud Platform and Amazon Web Services, or AWS, and companies that have acquired identity management solution providers in recent years. For products that organizations can use to manage and secure their customers’

identities, which we previously referred to as the external use case, we generally compete with internally developed systems. We also face competition from small, private niche companies that offer point products that attempt to address certain of the problems that our platform solves. In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with ISVs, channel partners and customers, greater customer support resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 56.7% of the voting power of our capital stock as of October 31, 2018. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2018, our directors, executive officers, and their affiliates, held in the aggregate 56.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
In addition, as of October 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 18,451,057 shares of Class B common stock and 863,277 shares of Class A common stock. As of October 31, 2018, we also had 4,935,983 restricted stock units, or RSUs, outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
As of October 31, 2018, the holders of approximately 1.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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

Okta, Inc.

December 6, 2018	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)