Form 10-K
period 2019-01-31
Okta, Inc.
filed 2019-03-14
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-38044

Okta, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		26-4175727 (I.R.S. Employer Identification Number)
100 First Street, Suite 600 San Francisco, California 94105 (Address of Principal executive offices)
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the stock of the Registrant as of July 31, 2018 (based on a closing price of $49.65 per share) held by non-affiliates was approximately $4.7 billion. As of February 28, 2019, there were 101,267,377 shares of the Registrant’s Class A Common Stock and 10,957,938 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2019.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2019

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
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue, gross profit or gross margin and operating expenses;

•	trends in our key business metrics;

•	our growth strategy and ability to compete;

•	the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs;

•	market and other opportunities arising from business combinations;

•	our ability to maintain the security and availability of our internal networks and platform;

•	our ability to increase our number of customers;

•	our ability to sell additional products to and retain our existing customers;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our ability to expand our network of channel partners;

•	our ability to form and expand partnerships with independent software vendors and system integrators;

•	our ability to introduce new products, enhance existing products and address new use cases;

•	our ability to add new integration partners;

•	our ability to grow our international business;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	our anticipated investments in sales and marketing and research and development;

•	our ability to comply with modified or new laws and regulations applying to our business, including GDPR (as defined below) and other privacy regulations that may be implemented in the future;

•	the impact of recent accounting pronouncements on our financial statements; and

•	our ability to successfully defend litigation brought against us.

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

Part I

Item 1. Business
Overview
Okta is the leading independent identity management platform for the enterprise. Our vision is to enable any organization to use any technology, and we believe identity is the key to making that happen. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect people to technology, anywhere, anytime and from any device.
Identity has always been the key to establishing trust between users and technologies. We founded Okta in 2009 to reinvent identity for the cloud era, where identity is the critical foundation for connection and trust between users and technology. The Okta Identity Cloud helps organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications they rely on.
Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely embed identity into their software. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of the Okta Identity Cloud.
Given the growth trends in the number of applications and cloud adoption, identity is quickly becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and scale their IT and security infrastructures more efficiently as the number of users, devices, clouds and other technologies in their ecosystem grows.
We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing all of their identities. Our platform allows our customers to easily provision their customers, employees, contractors, and partners, enabling any user to connect to any device, cloud or application, all with a simple, intuitive and consumer-like user experience.
The Okta Identity Cloud is an independent and neutral cloud-based identity platform that allows our customers to integrate with any prevalent application, service or cloud that they choose. We offer a complete and integrated identity stack that is built on a single code base, rather than a point solution that needs to be integrated with other identity products. In addition, we do not push our customers to particular vendors or a specific proprietary software stack. This independence and neutrality enables our customers to easily adopt the best technologies, and is designed to securely connect their users to the technology that they choose. We prioritize the compatibility of the Okta Identity Cloud with on-premise infrastructures and public, private and hybrid clouds. Our customers value our open approach, which enables them to future-proof their environments.
As of January 31, 2019, more than 6,100 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers are comprised of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We partner with leading application and infrastructure vendors, such as Amazon Web Services, Box, Google Cloud, Microsoft, NetSuite, SailPoint, SAP, ServiceNow, VMware and Workday. We had over 6,000 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2019, which while not directly correlated to revenue, shows the breadth and acceptance of our platform.
We employ a SaaS business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, independent software vendors, or ISVs, system integrators and other distribution partners.

The Okta Identity Cloud
The Okta Identity Cloud is a secure, reliable and scalable platform that provides comprehensive identity management, enabling our customers to secure their users and connect them to technology and applications, anywhere, anytime and from any device. Our customers use the platform to secure their workforces, to create solutions that make their partner networks more collaborative, and to provide more seamless and secure experiences for their customers.
The Okta Identity Cloud can be used as the central system for an organization’s connectivity, access, authentication and identity lifecycle management needs spanning all of its users, technology and applications.
We enable our customers to easily deploy, manage and secure applications and devices, and to provision and support users across their IT environments, with a simple, intuitive, consumer-like user experience. Developers are similarly able to leverage a robust set of tools to quickly build custom cloud, mobile and web application experiences that leverage the Okta Identity Cloud as the underlying identity platform. Once deployed, we enable administrators to enforce contextual access management decisions based on conditions such as user identity, device, location, application identity, IP reputation and time of day.
The Okta Identity Cloud is used by organizations in two distinct and powerful ways. It is used to manage and secure their employees, contractors and partners, which we refer to as workforce identity. It is also used to manage and secure the identities of an organization’s own customers via the powerful APIs we have developed, which we refer to as customer identity.
The Okta Identity Cloud for Workforce Identity
In workforce identity use cases, the Okta Identity Cloud simplifies the way an organization’s employees, contractors and partners connect to its applications and data from any device, while increasing efficiency and keeping IT environments secure. We enable organizations to provide their workforces with immediate and secure access to every application they need from any device they use, without requiring multiple credentials, which significantly enhances user connectivity and productivity. We offer our customers an additional security layer through our Adaptive Multi-Factor Authentication product. As our customers’ assets continue to migrate outside of the firewall, we believe this product is one of the simplest yet most effective ways to secure users and data. Our Universal Directory and Lifecycle Management products also serve as a system of record to help our customers organize, customize and manage their users and their access privileges throughout the users’ entire lifecycles. This includes managing all requests and approvals and automating account and device provisioning and de-provisioning seamlessly across directories, applications and devices. The Okta Identity Cloud enables our customers to automate access across their growing ecosystem of employees, contractors and partners, increasing collaboration across their workforces.
The Okta Identity Cloud for Customer Identity
In customer identity use cases, the Okta Identity Cloud enables organizations to transform their own customers’ experiences by empowering development teams to rapidly and securely build customer-facing cloud, mobile or web applications. Managing identity-centric connectivity for an organization’s customers in this way is a relatively new use case. We enable an organization’s product team to layer our powerful identity platform into their cloud, web and mobile applications through our APIs. This makes it easier for them to authenticate, manage and secure their connections, enabling rapid product innovation for the business. Organizations are able to centrally manage policy and API-level access across their development efforts, leading to more seamless customer experiences that are personalized, engaging and secure.
Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Existing Platform

•
Drive New Customer Growth.   To increase our market share, we intend to continue to grow our customer base using a land-and-expand sales model, with a focus on key market segments by size of customers, as well as key verticals, including highly-regulated sectors.

•
Deepen Relationships Within Our Existing Customer Base.   We plan to further increase revenue from our existing customers by cross-selling and up-selling additional and new products. We also believe we can expand our footprint by focusing on current customers that have deployed the Okta Identity Cloud for workforce identity, and expanding those customers’ use of our platform for customer identity, or vice versa.

•
Expand Our Integrations.  The Okta Integration Network is an extensive partner ecosystem, which includes over 6,000 integrations with cloud, mobile and web applications and IT infrastructure providers. We plan to continue these partnerships as well as add new integration partners to enrich our user experience and expand our customer base. We view our investment in partnerships as a force multiplier that enables us to build and promote complementary capabilities that benefit our customers.

•
Expand Our Channel Partner Ecosystem. We also plan to expand our indirect sales network to leverage the sales efforts of additional resellers, ISVs, system integrators and other distribution partners, and to increase the contribution we receive from these channel partners.

•
Expand Our International Footprint.  With 16% of our revenue generated outside of the United States in fiscal 2019, up from 15% in fiscal 2018, we believe there is significant opportunity to grow our international business. We believe global demand for our products will continue to be a long-term growth driver as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.

Increase Our Opportunities

•
Innovate and Advance Our Platform with New Products.   We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. By continuing to innovate, we believe that we can introduce new products and offer increasing value to existing and potential customers.

•
Extend Our Accessible Market with New Use Cases. As technology and our customers’ markets evolve, we plan to use our platform to help our customers address new challenges, regulatory requirements and use cases as they develop.

•
Leverage Our Unique Data Assets with Powerful Analytics.  Our position at the intersection of people, devices, applications and infrastructure gives us unique access to powerful data, and the opportunity to provide differentiated insights based on that data. We expect the value of our analytics to our customer base will increase as customers continue to connect more devices, applications and users to their networks and as we add more customers. We do not currently derive direct revenue from our unique data assets, but we may explore opportunities for monetization in the future.

Our Products
The Okta Identity Cloud consists of a suite of products to manage and secure identities. Products used for workforce identity are consumed through web and mobile interfaces, and provide simple ways for IT organizations to manage identities for their employees, contractors and partners. For customer identity, our APIs are also used by developers to embed Okta identity functionality into their own customer-facing mobile or web applications. We continuously improve the Okta Identity Cloud through the release and development of additional products and features, with weekly updates.

•
Universal Directory.  Universal Directory provides a centralized, cloud-based system of record to store and secure user, application and device profiles for an organization. Users and profiles stored in the directory can be used with our Single Sign-On product to manage passwords and authentication, or can be used by developers to store and authenticate the users of their applications. When fully utilized to manage and secure identities for a customer’s workforce, Universal Directory becomes a customer’s system of record for all of its employees, contractors and partners.

•
Single Sign-On.  When used to manage and secure identities for a customer’s workforce, Single Sign-On enables users to access all of their applications, whether in the cloud or on-premise, from any device, with a single entry of their user credentials. We combine secure access, modern protocols, flexible policies and a consumer-like user experience to permit organizations to easily allow customers or partners to sign in to their applications with their existing identity information. Single Sign-On also enables built-in reporting and analytics that provide real-time search functionalities across users, devices, applications and the associated access and usage activity.

•
Adaptive Multi-Factor Authentication.  Adaptive Multi-Factor Authentication is a comprehensive, but simple-to-use, product that provides an additional layer of security for an organization’s cloud, mobile and web applications and data. We offer an intelligent approach to security, built on contextual data. Adaptive Multi-

Factor Authentication includes a policy framework that is integrated with a broad set of cloud and on-premise applications and network infrastructures. It offers adaptive, risk-based authentication that leverages data intelligence from across the Okta network of thousands of organizations.

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

By focusing on identity, the one constant in an ever-changing technology and threat landscape, the Okta Identity Cloud provides our customers with a solution to solve their IT and security challenges, and facilitates their adoption of a Zero Trust security model.
Our Technology
We focus on engineering an intuitive, but comprehensive, platform to solve complex problems. Our pure cloud architecture is multi-tenant, encrypted and third-party validated. Our service also allows us to integrate into our customers’ on-premise components and hybrid configurations.
Okta Integration Network
The Okta Integration Network contains over 6,000 integrations with cloud, mobile and web applications and IT infrastructure providers, including Amazon Web Services, Atlassian, Box, Cisco, Citrix, F5 Networks, Google Cloud, Microsoft, NetSuite, Palo Alto Networks, SailPoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday and Zoom. At the core of the Okta Integration Network is a patented technology that allows our customers to seamlessly connect to any application or type of device that is already integrated into our network.
One Platform with Differentiated Administration, User and Developer Experience
The Okta Identity Cloud is built on one common platform and user interface framework, offering administrators and users a consistent, easy-to-use, consumer-like experience across our products. Our technology integrates with industry-leading browsers and mobile applications to provide seamless access to nearly any web or native mobile application. We also heavily leverage operating system management and security technologies across desktops, laptops and mobile devices to provide a transparent, but secure experience for users across a range of devices. These integrations allow us to seamlessly deliver connectivity use cases that previously required significant custom development to achieve.
Robust Security
Security is a mission-critical issue for Okta and for our customers. Our approach to security spans day-to-day operational practices to the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. We ensure that access to our platform is securely delegated across an organization. Our source code is updated weekly, and there are audited and verifiable security checkpoints to ensure source code fidelity and continuous security review. We have attained SOC 2 Type II, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2014 and HIPAA certifications and multiple agency FedRAMP Moderate Authorities to Operate. We also support FIPS 140-2 validated encryption in our Okta Verify MFA product.
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
Our Customers
As of January 31, 2019, we had over 6,100 customers on our platform. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 100, with up to hundreds of thousands of employees, some of which use the Okta Identity Cloud to manage millions of their customers' identities.
Sales and Marketing
Sales
We sell directly to customers through our inside and field sales force and also indirectly through our extensive ecosystem of channel partners. Once a sale is made, we leverage our land-and-expand sales model to generate incremental revenue, often within the term of the initial agreement, through the addition of new users and the sale of additional products. In many instances, we find that initial customer success with our platform results in key internal decision makers expanding their deployments, for example, from initial use for workforce identity to expanded use for their customer identity needs. Furthermore, as our customers are successful in their businesses and increase headcount or the number of their customers, we share in their growth as the number of identities that we manage increases.
Our sales organization is structured to address the specific needs of each segment of our target market. Our sales team is divided by geography, customer size and industry vertical. Our direct sales force is supported by our sales engineers, security team, cloud architects, professional services team and other technical resources.
We benefit from an expansive partner ecosystem that helps drive additional sales. Nearly all of the leading cloud application providers are our partners, and many of them drive further customer acquisition for us through co-selling arrangements, building our offerings directly into their products, and product demonstrations running on the Okta Identity Cloud. We also partner with several of the large technology companies that are driving the movement to the cloud. In addition to these technology partners, we leverage our channel partners, including system integrators, traditional VARs and Government VARs, to broaden the range of customers we reach.
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
Customer Support and Professional Services
Our products are designed for ease of use and fast deployments. As part of our customer first strategy, we are focused on customer success and offer several programs to help our customers maximize their success with our products. These programs leverage the expertise and best practices that we have built while helping thousands of Okta customers to adopt and deploy our products.

Customer Support and Training Services

We offer three tiers of support, each of which builds upon the previous tier. We provide live webinars as well as on-demand instructional videos to provide our customers with information about product features, functionality and our most common customer use cases.

Professional Services

Our professional services team provides assistance to customers in the deployment of the Okta Identity Cloud and includes identity and security experts, customized deployment plans and SmartStart, which provides a quick path to implementation.

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
As of January 31, 2019, we had thirteen issued patents in the United States, which expire between 2030 and 2036 and cover various aspects of our products. In addition, as of such date, we also had three issued patents in Australia, which expire between 2033 and 2035, and two issued patents in New Zealand expiring in 2034 and 2035.
We have registered “Okta” as a trademark in the United States, the European Community, Australia, Canada and Japan. We also have filed other trademark applications in the United States and certain other jurisdictions.
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
Our Competitors
Our competitors in the workforce identity market include:

•	Authentication providers, such as Computer Associates (a subsidiary of Broadcom), Duo Security (a division of Cisco Systems), IBM, Microsoft, Oracle and SailPoint;

•	Lifecycle Management providers, such as Computer Associates (a subsidiary of Broadcom), IBM, Microsoft and Oracle; and

•	Multi-factor Authentication providers, such as Duo Security (a division of Cisco Systems), Microsoft, RSA (a division of Dell Technologies) and Symantec.
Our competitors in the customer identity market include:

•	Internally developed systems;

•	Infrastructure-as-a-service providers, such as Amazon Web Services, Google Cloud Platform and Microsoft; and

•	Dedicated customer identity and access management vendors, such as Gigya (a division of SAP) and Janrain (a division of Akamai Technologies).

We also compete with private companies that offer point products that address certain of the problems that our platform solves for both workforce identity and customer identity.
Due to the flexibility and breadth of our platform, we can and often do co-exist alongside our competitors’ products within our customer base.
The principal competitive factors in our markets include flexibility, independence, product capabilities, total cost of ownership, time to value, scalability, user experience, number of pre-built integrations, customer satisfaction, global reach and ease of integration, management and use. We believe our product strategy, technology and company culture allow us to compete favorably on each of these factors.
We expect competition to increase as other established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true as we are a cloud-based offering, and our competitors may also seek to acquire new offerings or repurpose their existing offerings to provide identity management solutions with subscription models.
With the continuing merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, there is a greater likelihood that we will compete with other large technology companies in the future in both the workforce identity and customer identity markets. Many of our competitors, particularly the large technology companies named above, have substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do. However, we believe that our platform architecture, position as an independent provider of identity solutions and focus on innovation enable us to respond more quickly to new or emerging technologies and changes in customer requirements than our larger competitors that primarily focus on other market segments and tie their identity solutions to their other proprietary products.
Additional information regarding our competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Okta for Good
Okta for Good’s mission is to mobilize our technology and people to enable non-profit organizations to achieve their missions faster. Through Okta for Good, which is a part of our company and not a separate legal entity, we also donate and discount access to our service for non-profit organizations, who use the Okta Identity Cloud to make their teams more efficient, allowing them to focus on making a meaningful impact in the world. Our employee volunteer program enables global team members to donate time to support charitable organizations worldwide.
In addition, prior to our initial public offering, we reserved 300,000 shares of our common stock to fund and support the operations of Okta for Good.
Employees
As of January 31, 2019, we had 1,561 employees, including 219 employees located outside of the United States. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II-Item 8-Financial Statements and Supplementary Data.” For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
Corporate Information
We were incorporated in 2009 as Saasure Inc., a California corporation, and were later reincorporated in 2010 under the name Okta, Inc. as a Delaware corporation. Our principal executive offices are located at 100 First Street, Suite 600, San Francisco, California 94105, and our telephone number is (888) 722-7871. Our website address is www.okta.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

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
From fiscal 2017 to fiscal 2018, our revenue grew from $160.8 million to $256.5 million, an increase of 60%, and from fiscal 2018 to fiscal 2019, our revenue grew from $256.5 million to $399.3 million, an increase of 56%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•	price our platform effectively so that we are able to attract and retain customers without compromising our profitability;

•
attract new customers, successfully deploy and implement our platform, upsell or otherwise increase our existing customers’ use of our platform, obtain customer renewals and provide our customers with excellent customer support;

•	increase our network of channel partners, which include resellers, independent software vendors, or ISVs, system integrators and other distribution partners;

•	adequately expand our sales force, and maintain or increase our sales force’s productivity;

•
successfully identify and enter into agreements with suitable acquisition targets, integrate any acquisitions and integrate acquired technologies into our existing products or use them to develop new products;

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
We have incurred significant net losses in each year since our inception, including net losses of $75.1 million, $109.8 million and $125.5 million in fiscal 2017, 2018 and 2019, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,176 employees as of January 31, 2018 to 1,561 employees as of January 31, 2019. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Canada and Australia and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, and our network of ISVs, system integrators and other channel partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. For products that organizations can use to manage identities for their workforce (employees, contractors and partners), which we refer to as workforce identity, our competitors include authentication, lifecycle management and multi-factor authentication providers, many of which are large companies such as Computer Associates (a subsidiary of Broadcom), IBM, Microsoft, Oracle, RSA (a division of Dell Technologies), Duo Security (a division of Cisco Systems), SailPoint and Symantec and other companies that have acquired identity management solution providers in recent years. For products that organizations can use to manage and secure their customers’ identities, which we refer to as customer identity, we generally compete with internally developed systems, infrastructure-as-a-service providers, such as Amazon Web Services (AWS), Google Cloud Platform and Microsoft, and dedicated customer identity and access management vendors, such as Gigya (a division of SAP) and Janrain (a division of Akamai Technologies). We also compete with private companies that offer point products that address certain of the problems that our platform solves for both workforce identity and customer identity. With the continuing merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, there is a greater likelihood that we will compete with other large technology companies in the future in both the workforce identity and customer identity markets. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do.
In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Our competitors may also seek to acquire new offerings or repurpose their existing offerings to provide identity solutions with subscription models. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
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
Further, to grow our business, we must convince developers to adopt and build their applications using our APIs and products. We believe that these developer-built applications facilitate greater usage and customization of our products. If these developers stop developing on or supporting our platform, we will lose the benefit of network effects that have contributed to the growth in our number of customers, and our business (including the performance levels of our products), results of operations and financial condition could be harmed.
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We may experience disruptions, data loss, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. For example, in October 2016, a distributed denial-of-service attack against Dyn, a domain name service vendor we use (since acquired by Oracle), prevented many of our customers and their users in the United States from accessing our platform or applications authenticated by our platform and resulted in our failing to meet certain contracted uptime levels under our service level agreements and the issuance of service credits to some of our customers, although the dollar value of such credits were not material. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the Internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
An application, data security or network incident may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data.
Our customers’ use of Okta to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and personal data. If a breach of customer data on our platform were to occur, as a result of third-party action, technology limitations, employee error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data or systems was disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we, our third-party service providers and our customers may be unable to anticipate these techniques or to implement adequate preventive measures in time to prevent compromise, or at all. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.
In addition, security breaches impacting our platform could result in a risk of loss or unauthorized disclosure of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. These breaches, or any perceived breach, of our systems, our customers’ systems, or other systems or networks secured by our products, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation and brand, negative publicity, loss of ISVs and other channel partners, customers and sales, increased costs to remedy any problem, costly litigation and other liability. In addition, a breach of the security measures of one of our key ISVs or other channel partners could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack, and if a high profile security breach occurs with respect to a comparable cloud technology provider, our customers and potential customers may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, results of operations and financial condition.
Third parties may attempt to fraudulently induce employees, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, account lock outs, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
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
Our quarterly results of operations fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•	the level of demand for our platform;

•	our ability to attract new customers, obtain renewals from existing customers and upsell or otherwise increase our existing customers’ use of our platform;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns for IT spending;

•	the mix of revenue attributable to larger transactions as opposed to smaller transactions, and the associated volatility and timing of our transactions;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue, increased costs or both;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products;

•	our ability to comply with privacy laws and requirements, including the General Data Protection Regulation and California Consumer Privacy Act;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

•	credit or other difficulties confronting our channel partners;

•	adverse litigation judgments, settlements of litigation and other disputes or other litigation-related or dispute-related costs;

•	the impact of new accounting pronouncements and associated system implementations;

•	changes in the legislative or regulatory environment;

•	fluctuations in foreign currency exchange rates;

•	expenses related to real estate, including our office leases, and other fixed expenses; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.

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
Our customers’ storage and use of data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform. We have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data, but these features do not ensure their compliance and may not be effective against all potential privacy concerns.
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under the Federal Risk and Authorization Management Program, or FedRAMP, to help satisfy their own legal and regulatory compliance requirements.
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
Since many of our service’s features involve the processing of personal data from our customers and their employees, contractors, customers, partners and others, any inability to adequately address privacy concerns, even if such concerns are unfounded, or to comply with applicable privacy or data security laws, regulations and policies, could result in liability to us, damage to our reputation, inhibition of sales and to our business.
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
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
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
If our platform is perceived to cause, or is otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service, and slow or eliminate the growth of our business, or cause our business to contract.
Our financial results may fluctuate due to increasing variability in our sales cycles.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. As we continue to focus on sales to larger organizations, we expect our sales cycles to lengthen and become less predictable, which may harm our financial results. Factors that may influence the length and variability of our sales cycle include, among other things:

•	the need to raise awareness about the uses and benefits of our platform, including our customer identity products;

•	the need to allay privacy, regulatory and security concerns;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and

•	often lengthy purchasing approval processes.
Our increasing focus on sales to larger organizations may further increase the variability of our financial results. If we are unable to close one or more of such expected significant transactions in a particular period, or if such an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.

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
Because we generally recognize revenue from our subscriptions and support services over the term of the relevant service period, a decrease in sales during a reporting period may not be immediately reflected in our results of operations for that period.
We generally recognize revenue from subscriptions and related support services revenue ratably over the relevant service period. Net new revenue from new subscriptions, upsells and renewals entered into during a period can generally be expected to generate revenue for the duration of the service period. As a result, most of the revenue we report in each period is derived from the recognition of deferred revenue relating to subscriptions and support services contracts entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenue for that period. In addition, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.
Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenue for that period, but will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized over the applicable service period. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Topic 606 will depend on contract-specific terms and may result in greater variability in revenue from period to period.
In addition, a decrease in new subscriptions or renewals in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.
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
Adverse general economic and market conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.
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
If we are unable to ensure that our products integrate or interoperate with a variety of operating systems and software applications that are developed by others, our platform may become less competitive and our results of operations may be harmed.
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
Our success also depends on the willingness of third-party developers and technology providers to build applications and provide integrations that are complementary to our service. Without the development of these applications and integrations, both current and potential customers may not find our service sufficiently attractive, and our business, results of operations and financial condition could suffer.
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
Various factors, including our customers’ business, integration, migration and security requirements, or errors by us or our partners, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.
Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us or our partners, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, harm to our reputation, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and results of operations.
Real or perceived errors, failures, vulnerabilities or bugs in our products, including deployment complexity, could harm our business and results of operations.
Errors, failures, vulnerabilities or bugs may occur in our products, especially when updates are deployed or new products are rolled out. Our platform is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our products. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities or bugs in our products, or delays in or difficulties implementing our product releases, could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our products, a decrease in customer satisfaction or adoption rates, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business, results of operations and financial condition.
A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
A portion of our sales are to governmental agencies, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. Government demand for our products could be impacted by budgetary cycles, and there may be governmental certification requirements for our products. Further, we may be subject to audits and investigations regarding our governmental contracts, and any violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or disbarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing, termination rights tied to funding availability or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our future results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.
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
There is considerable patent and other intellectual property development activity in our industry, and we expect that software companies will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. In addition, the patent portfolios of many of our competitors are larger than ours, and this disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. Other companies have claimed in the past, and may claim in the future, that we infringe upon their intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. Further, we may be unaware of the intellectual property rights of others that may cover some or all of our technology.
Any claim of infringement, regardless of its merit or our defenses, could:

•	require costly litigation to resolve and/or the payment of substantial damages, ongoing royalty payments or other amounts to settle such disputes;

•	require significant management time and attention;

•	cause us to enter into unfavorable royalty or license agreements, if such arrangements are available at all;

•	require us to discontinue the sale of some or all of our products, remove or reduce features or functionality of our products or comply with other unfavorable terms;

•	require us to indemnify our customers or third-party service providers; and/or

•	require us to expend additional development resources to redesign our products.
Any one or more of the above could harm our business, results of operations and financial condition.
We use open source software in our products, which could negatively affect our ability to offer our products and subject us to litigation or other actions.
We use open source software in our products and expect to use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. However, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our products, incur additional costs, discontinue the sale of some or all of our products or take other remedial actions.
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
After the invalidation of the Safe Harbor Framework, negotiators from the European Union and United States worked to arrive at a new solution to legitimize transfers of Personal Data from the EEA to the United States and eventually reached political agreement on a successor to the Safe Harbor Framework. The Privacy Shield was formally adopted and as of August 1, 2016, interested companies have been permitted to register for the program. There continue to be concerns about the future of Privacy Shield as a legitimate data transfer mechanism as it continues to be subject to legal challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled and we determine whether we will participate in the program, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In addition, the other bases on which we and our customers rely for the transfer of data, such as the Standard Contractual Clauses, continue to be subjected to regulatory and judicial scrutiny. In 2017, a legal challenge to the validity of the EU Standard Contractual Clauses (a data transfer mechanism) was referred to the ECJ for review. If the Standard Contractual Clauses are struck down as a lawful data transfer mechanism as a result of these proceedings or otherwise, it could harm us and our customers who rely on these clauses. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
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
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our service due to the potential risk exposure to such customers as a result of the ECJ ruling in Case C-362/14 and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.
In addition, data protection regulation is an area of increased focus and changing requirements. On April 27, 2016 the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, replacing the data protection laws of each European Union member state. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate European Union laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
We also continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
We and our customers are at risk of enforcement actions taken by certain European Union data protection authorities until such point in time that we may be able to ensure that all transfers of Personal Data to us in the United States from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers.
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
In addition, we use channel partners to sell our products and conduct business on our behalf abroad. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-

owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Noncompliance with the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a materially adverse effect on our reputation, business, results of operations, and financial condition.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our service or could limit our customers’ ability to implement our service in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent transactions with U.S. sanction targets, we could inadvertently provide our products to persons prohibited by U.S. sanctions. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
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
Today, our international customer contracts are primarily denominated in U.S. dollars. Over time, however, an increasing portion of our international customer contracts may be denominated in local currencies. In addition, the majority of our international costs are denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities, use of our available cash or the incurrence of debt, or in adverse tax consequences or unfavorable accounting treatment, which could harm our results of operations.
Acquisitions and strategic transactions involve numerous risks, including:

•	delays or reductions in customer purchases for both us and the acquired business;

•	disruption of partner and customer relationships;

•	potential loss of key employees of the acquired company;

•	claims by and disputes with the acquired company’s employees, customers, stockholders or third parties;

•
unknown liabilities or risks associated with the acquired business, product or technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services, potential intellectual property infringement, costs arising from the acquired company’s failure to comply with legal or regulatory requirements and litigation matters;

•	they could be viewed unfavorably by our partners, our customers, our stockholders or securities analysts;

•	unforeseen integration or other expenses; and

•	future impairment of goodwill or other acquired intangible assets.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the United Kingdom, the Netherlands, Sweden, France, Canada and Australia, and we intend to expand our international operations. In fiscal 2018 and 2019, our international revenue was 15% and 16%, respectively, of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:

•	unexpected costs and errors in the localization of our products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs and other barriers;

•	laws and business practices favoring local competitors or commercial parties;

•	costs and liabilities related to compliance with the GDPR and disparate data privacy standards and enforcement;

•	greater risk that our foreign employees or partners will fail to comply with U.S. and foreign laws;

•	practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;

•
restrictive governmental actions focusing on cross-border trade, including taxes, trade laws, tariffs, import and export restrictions or quotas, barriers, sanctions, custom duties or other trade restrictions;

•	unexpected changes in legal and regulatory requirements;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;

•	political, economic and social instability, war, armed conflict or terrorist activities;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in the desired regions, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our business, results of operations and financial condition.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses or significant deficiencies in our controls.
Our controls may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the Securities and Exchange Commission (the SEC). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and results of operations and could cause a decline in the price of our Class A common stock.

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
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014 the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. We adopted this new standard on February 1, 2018, and the adoption did not have a material impact on revenue. The primary impact of the adoption relates to the treatment of the costs incurred to acquire contracts. Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the new standard and a summary of adjustments to amounts previously reported. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, leases, income taxes, non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake zones. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with our customers and partners. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending, and any exit from the European Union may result in new regulatory and cost challenges to our United Kingdom and global operations. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how the United Kingdom's vote to leave the European Union will affect the United Kingdom's enactment of the European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could harm our business.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our service in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits and distributed interest deduction carryover, to offset its post-change income may be limited. We have experienced ownership changes in the past and any such ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

In addition, on December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred during our taxable year ended January 31, 2018 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation, and indefinite carryforward, on our net operating losses generated during our taxable year ended January 31, 2019, and forward. Furthermore, our ability to utilize our net operating losses is conditioned upon generating future U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards generated prior to our tax year ended January 31, 2018 could expire unused.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline.
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile, and our stock price has been volatile since our IPO. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:

•	overall performance of the equity markets and/or publicly-listed technology companies;

•	actual or anticipated fluctuations in our revenue or other financial or operating metrics;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates and/or recommendations by any securities analysts who follow our company;

•	our failure to meet the estimates or the expectations of securities analysts or investors;

•	recruitment or departure of key personnel;

•	significant security breaches, technical difficulties or interruptions of our service;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

•	sales of additional shares of our Class A common stock by us, our directors, our officers or our stockholders.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 54.8% of the voting power of our capital stock as of January 31, 2019. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2019, our directors, executive officers, and their affiliates, held in the aggregate 54.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
In addition, we have options outstanding that, if fully exercised, would result in the issuance of shares of our Class A and Class B common stock. We also have restricted stock units, or RSUs, outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
We are subject to the reporting requirements of the Exchange Act of 1934, as amended (the Exchange Act), the listing standards of NASDAQ and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
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
In February 2018, we issued $345.0 million aggregate principal amount of the 2023 Notes in a private offering. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018.  Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2023 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

The conditional conversion feature of the 2023 Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2023 Notes is triggered, holders of 2023 Notes will be entitled to convert the 2023 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2023 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of January 31, 2019, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between February 1, 2019 through April 30, 2019. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 207,066 square feet under a lease that expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.
We also lease facilities in Bellevue, Washington; San Jose, California; Washington, D.C., Toronto, Canada; London, United Kingdom; and Sydney, Australia. These office leases expire on various dates through August 2024.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of January 31, 2019.

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
As of February 28, 2019, we had 111 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
We have presented below the cumulative total return to our stockholders from April 7, 2017 (the date our Class A common stock commenced trading on the NASDAQ) through January 31, 2019 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	Base period 4/7/2017	4/30/2017	7/31/2017	10/31/2017	1/31/2018	4/30/2018	7/31/2018	10/31/2018	1/31/2019
Okta	$100.00	$110.80	$93.36	$123.01	$125.27	$182.09	$211.19	$248.23	$350.62
S&P 500 Index	100.00	101.22	104.87	109.33	119.88	112.42	119.56	115.12	114.80
S&P 500 Information Technology Index	$100.00	$103.04	$108.82	$121.68	$132.07	$126.76	$138.02	$134.94	$129.11
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

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
        None.

SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA
The following selected consolidated statements of operations data for the years ended January 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended January 31, 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial data and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2019	2018	2017	2016(2)	2015(2)
		As Adjusted(2)	As Adjusted(2)
	(in thousands, except per share data)
Revenue
Subscription	$370,855	$236,422	$144,909	$76,443	$38,138
Professional services and other	28,399	20,125	15,897	9,464	2,872
Total revenue	399,254	256,547	160,806	85,907	41,010
Cost of revenue
Subscription(1)	77,354	52,481	34,211	20,684	9,818
Professional services and other(1)	36,067	28,274	21,738	15,340	8,912
Total cost of revenue	113,421	80,755	55,949	36,024	18,730
Gross profit	285,833	175,792	104,857	49,883	22,280
Operating expenses
Research and development(1)	102,385	70,821	38,659	28,761	18,370
Sales and marketing(1)	227,960	165,020	110,769	77,915	49,096
General and administrative(1)	75,110	51,803	30,099	19,195	13,596
Total operating expenses	405,455	287,644	179,527	125,871	81,062
Operating loss	(119,622)	(111,852)	(74,670)	(75,988)	(58,782)
Interest expense	(15,072)	—	—	—	—
Other income (expense), net	9,180	1,682	39	(19)	(199)
Loss before provision for (benefit from) income taxes	(125,514)	(110,170)	(74,631)	(76,007)	(58,981)
Provision for (benefit from) income taxes	(17)	(321)	425	295	130
Net loss	$(125,497)	$(109,849)	$(75,056)	$(76,302)	$(59,111)
Net loss per share:
Basic and diluted	$(1.17)	$(1.32)	$(3.94)	$(4.28)	$(3.67)
Weighted-average shares outstanding used to compute net loss per share:
Basic and diluted	107,504	83,004	19,038	17,817	16,097

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of subscription revenue	$7,837	$4,600	$1,979	$909	$323
Cost of professional services and other revenue	4,983	3,137	1,283	553	273
Research and development	22,642	18,107	2,992	1,748	912
Sales and marketing	22,916	13,242	6,029	2,853	1,236
General and administrative	17,942	10,774	4,844	3,769	3,836
Total stock-based compensation expense	$76,320	$49,860	$17,127	$9,832	$6,580

(2)
The summary consolidated statements of operations data for the years ended January 31, 2019, 2018 and 2017 reflects the adoption of Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 2 of the notes to the consolidated financial statements for a summary of adjustments. The summary consolidated statement of operations data for the years ended January 31, 2016 and 2015 does not reflect the adoption of Topic 606.

	As of January 31,
	2019	2018	2017	2016(1)
		As Adjusted(1)	As Adjusted(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$563,768	$229,714	$37,672	$87,945
Working capital	145,139	129,555	(35,456)	38,528
Total assets	864,335	399,263	155,276	149,763
Deferred revenue, current and non-current portion	254,390	164,779	107,120	79,525
Redeemable convertible preferred stock warrant liability	—	—	304	237
Redeemable convertible preferred stock	—	—	227,954	227,954
Total stockholders’ equity (deficit)	252,377	199,340	(212,361)	(181,062)
(1) The summary consolidated balance sheet data as of January 31, 2019, 2018 and 2017 reflects the adoption of Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 2 of the notes to the consolidated financial statements for a summary of adjustments. The summary consolidated balance sheet data as of January 31, 2016 does not reflect the adoption of Topic 606.

Other Financial Measures and Key Metrics (1)

	Year Ended January 31,
	2019	2018	2017	2016(2)	2015(2)
		As Adjusted(2)	As Adjusted(2)
	(dollars in thousands)
Gross profit	$285,833	$175,792	$104,857	$49,883	$22,280
Non-GAAP gross profit	$299,485	$183,533	$108,309	$51,535	$23,062
Gross margin	72%	69%	65%	58%	54%
Non-GAAP gross margin	75%	72%	67%	60%	56%
Operating loss	$(119,622)	$(111,852)	$(74,670)	$(75,988)	$(58,782)
Non-GAAP operating loss	$(41,462)	$(61,234)	$(57,353)	$(65,935)	$(51,247)
Operating margin	(30)%	(44)%	(46)%	(89)%	(143)%
Non-GAAP operating margin	(10)%	(24)%	(36)%	(77)%	(125)%
Net cash used in operating activities	$15,172	$(25,240)	$(42,101)	$(41,536)	$(32,749)
Net cash provided by (used in) investing activities	$(197,320)	$(99,704)	$6,965	$1,160	$(48,571)
Net cash provided by financing activities	$357,762	$237,408	$457	$76,841	$77,313
Free cash flow	$(6,750)	$(37,221)	$(53,843)	$(48,237)	$(35,694)
Customers (period end)	6,100	4,350	3,114	2,225	1,320
Calculated billings	$488,217	$314,934	$194,524	$118,023	$68,100
Dollar-based retention rate for the trailing 12 months ended	120%	121%	123%	120%	129%
(1) A reconciliation for each non-GAAP financial measure is included in the "Non-GAAP Financial Measures" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
(2) The summary financial data for the years ended January 31, 2019, 2018 and 2017 reflects the adoption of Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 2 of the notes to the consolidated financial statements for a summary of adjustments. The summary financial data for the years ended January 31, 2016 and 2015 does not reflect the adoption of Topic 606.

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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect people to technology, anywhere, anytime and from any device. Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely embed identity into their software. Our approach allows our customers to simplify and scale their IT and security infrastructures more efficiently as the number of users, devices, clouds and other technologies in their ecosystem grows.
We founded the company in 2009 to reinvent identity for the modern cloud era, where identity is the critical foundation for connection and trust between users and technology. Since our inception, we have consistently innovated to enhance our platform and our product offerings.
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers. that spans the functionality of our products. As of January 31, 2019, we had over 6,000 integrations with these cloud, mobile and web applications and IT infrastructure providers.
We employ a SaaS business model. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, ISVs, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We generate subscription fees pursuant to noncancelable contracts with a weighted-average duration of 2.4 years as of January 31, 2019. The Okta Identity Cloud used by our customers use our platform to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our platform is also used to manage and secure the identities of an organization's own customers via the powerful APIs we have developed, which we refer to as customer identity. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Financial Information and Segments
We operate our business as one reportable segment. Our revenue has grown significantly. For the years ended January 31, 2019, 2018 and 2017, our revenue was $399.3 million, $256.5 million and $160.8 million, respectively, representing a growth rate of 56% and 60%, respectively. For the years ended January 31, 2019, 2018 and 2017, we generated net losses of $125.5 million, $109.8 million and $75.1 million, respectively. Our accumulated deficit as of January 31, 2019 was $492.2 million.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2019	2018	2017
Customers with annual contract value (ACV) above $100,000	1,038	691	443
Dollar-based retention rate for the trailing 12 months ended	120%	121%	123%

	Year Ended January 31,
	2019	2018	2017

	(dollars in thousands)
Calculated billings	$488,217	$314,934	$194,524
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2019, we had over 6,100 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value with us was 1,038, 691 and 443 as of January 31, 2019, 2018 and 2017, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Calculated Billings increased 55% in the year ended January 31, 2019 over the year ended January 31, 2018. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Selected Consolidated Financial Data and Other Data—Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.
Components of Results of Operations
Revenue
Subscription Revenue.    Subscription revenue primarily consists of fees for access to and usage of our cloud-based platform and related support. We generate subscription fees pursuant to noncancelable contracts with a weighted average duration of 2.4 years as of January 31, 2019. Subscription revenue is driven primarily by the number of customers, the number of users per customer and the products used. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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
Operating Expenses
Research and Development.    Research and development expenses consist primarily of employee compensation costs and overhead allocation. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase in absolute dollars as our business grows. Our research and development expenses for the years ended January 31, 2019, 2018 and 2017, were $102.4 million, $70.8 million and $38.7 million, respectively.
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
General and Administrative.   General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, charitable contributions and all other supporting corporate expenses not allocated to other departments.
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
Interest Expense and Other Income (Expense), Net
Interest Expense and other income (expense), net consist principally of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes) and interest income from our investment holdings.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2019	2018	2017
		As Adjusted(1)	As Adjusted(1)
	(in thousands, except per share data)
Revenue
Subscription	$370,855	$236,422	$144,909
Professional services and other	28,399	20,125	15,897
Total revenue	399,254	256,547	160,806
Cost of revenue
Subscription(2)	77,354	52,481	34,211
Professional services and other(2)	36,067	28,274	21,738
Total cost of revenue	113,421	80,755	55,949
Gross profit	285,833	175,792	104,857
Operating expenses
Research and development(2)	102,385	70,821	38,659
Sales and marketing(2)	227,960	165,020	110,769
General and administrative(2)	75,110	51,803	30,099
Total operating expenses	405,455	287,644	179,527
Operating loss	(119,622)	(111,852)	(74,670)
Interest expense	(15,072)	—	—
Other income (expense), net	9,180	1,682	39
Loss before provision for (benefit from) income taxes	(125,514)	(110,170)	(74,631)
Provision for (benefit from) income taxes	(17)	(321)	425
Net loss	$(125,497)	$(109,849)	$(75,056)
_______________________________
(1)     See Note 2 to our consolidated financial statements for a summary of adjustments.
(2)     Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$7,837	$4,600	$1,979
Cost of professional services and other revenue	4,983	3,137	1,283
Research and development	22,642	18,107	2,992
Sales and marketing	22,916	13,242	6,029
General and administrative	17,942	10,774	4,844
Total stock-based compensation expense	$76,320	$49,860	$17,127

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended January 31,
	2019	2018	2017
		As Adjusted(1)	As Adjusted(1)
Revenue
Subscription	93%	92%	90%
Professional services and other	7	8	10
Total revenue	100	100	100
Cost of revenue
Subscription	19	20	21
Professional services and other	9	11	14
Total cost of revenue	28	31	35
Gross profit	72	69	65
Operating expenses:
Research and development	26	28	24
Sales and marketing	57	65	68
General and administrative	19	20	19
Total operating expenses	102	113	111
Operating loss	(30)	(44)	(46)
Interest expense	(3)	—	—
Other income (expense), net	2	1	—
Loss before provision for (benefit from) income taxes	(31)	(43)	(46)
Provision for (benefit from) income taxes	—	—	1
Net loss	(31)%	(43)%	(47)%
Comparison of the Years Ended January 31, 2019 and 2018
Revenue

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$370,855	$236,422	$134,433	57%
Professional services and other	28,399	20,125	8,274	41
Total revenue	$399,254	$256,547	$142,707	56
Percentage of revenue:
Subscription	93%	92%
Professional services and other	7	8
Total	100%	100%
Subscription revenue increased by $134.4 million, or 57%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $8.3 million, or 41%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase in professional services revenue primarily related to an increase in implementation services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$77,354	$52,481	$24,873	47%
Professional services and other	36,067	28,274	7,793	28
Total cost of revenue	$113,421	$80,755	$32,666	40
Gross profit	$285,833	$175,792	$110,041	63
Gross margin:
Subscription	79%	78%
Professional services and other	(27)	(40)
Total gross margin	72	69
Cost of subscription revenue increased by $24.9 million, or 47%, for the year ended January 31, 2019 compared to the year ended January 31, 2018, primarily due to an increase of $11.1 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $3.7 million in data center costs as we increased capacity to support our growth, an increase of $3.0 million in allocated overhead costs to support personnel growth, an increase of $2.2 million related to the amortization of capitalized internal-use software costs, an increase of $1.3 million in consulting fees, an increase of $0.8 million related to the amortization of acquired technology and an increase of $0.7 million in employee related expenses.
Our gross margin for subscription revenue increased to 79% during the year ended January 31, 2019, up from 78% during the year ended January 31, 2018, due to economies of scale as our subscription revenue increased. While our subscription revenue gross margin may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $7.8 million, or 28%, for the year ended January 31, 2019, compared to the year ended January 31, 2018, primarily due to an increase of $4.0 million in employee compensation costs related to higher headcount, an increase of $1.9 million in consulting fees and an increase of $1.2 million in allocated overhead costs.
Our gross margin for professional services and other revenue improved to (27)% during the year ended January 31, 2019 from (40)% during the year ended January 31, 2018 primarily due to higher professional services and other revenues as well as more efficient utilization from our professional services team.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Research and development	$102,385	$70,821	$31,564	45%
Percentage of revenue	26%	28%
Research and development expenses increased $31.6 million, or 45%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to an increase of $21.3 million in employee compensation costs due to higher headcount, an increase of $5.9 million in allocated overhead costs, an increase of $1.7 million due to a reduction in capitalized internal-use software costs, an increase of $1.1 million in other research related costs and an increase of $0.5 million in employee related expenses.

Sales and Marketing Expenses

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$227,960	$165,020	$62,940	38%
Percentage of revenue	57%	65%
Sales and marketing expenses increased $62.9 million, or 38%, for the year ended January 31, 2019, compared to the year ended January 31, 2018. The increase was primarily due to an increase of $39.0 million in employee compensation costs related to headcount growth, an increase of $12.0 million in allocated overhead costs, an increase of $5.6 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships, a larger annual customer conference and larger brand awareness efforts aimed at acquiring new customers, an increase of $2.5 million in employee related expenses and an increase of $1.5 million in software license costs.
General and Administrative Expenses

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
General and administrative	$75,110	$51,803	$23,307	45%
Percentage of revenue	19%	20%
General and administrative expenses increased $23.3 million, or 45%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to an increase of $15.2 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $4.3 million in allocated overhead costs, an increase of $1.1 million in acquisition costs related to our acquisition of ScaleFT and an increase of $0.8 million in costs from professional services comprised primarily of legal and accounting fees.
Interest Expense and Other Income (Expense), Net

	Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Interest expense	$(15,072)	$—	$(15,072)	N/A
Other income (expense), net	$9,180	$1,682	$7,498	N/A
Interest expense increased $15.1 million for the year ended January 31, 2019 compared to the year ended January 31, 2018, primarily related to the 2023 Notes. Other income (expense), net increased $7.5 million for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.

Comparison of the Years Ended January 31, 2018 and 2017
Revenue

	Year Ended January 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$236,422	$144,909	$91,513	63%
Professional services and other	20,125	15,897	4,228	27
Total revenue	$256,547	$160,806	$95,741	60
Percentage of revenue:
Subscription	92%	90%
Professional services and other	8	10
Total	100%	100%

Subscription revenue increased by $91.5 million, or 63%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $4.2 million, or 27%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase in professional services revenue primarily related to an increase in implementation services priced on a time and materials basis, associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$52,481	$34,211	$18,270	53%
Professional services and other	28,274	21,738	6,536	30
Total cost of revenue	$80,755	$55,949	$24,806	44
Gross profit	$175,792	$104,857	$70,935	68
Gross margin:
Subscription	78%	76%
Professional services and other	(40)	(37)
Total gross margin	69	65
Cost of subscription revenue increased by $18.3 million, or 53%, for the year ended January 31, 2018 compared to the year ended January 31, 2017, primarily due to an increase of $9.2 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $4.2 million in data center costs as we increased capacity to support our growth, an increase of $1.6 million in allocated overhead costs to support our personnel growth, an increase of $1.0 million related to the amortization of capitalized internal-use software costs due to the continued development of our software platform and an increase of $0.9 million in consulting fees.
Our gross margin for subscription revenue increased from 76% during the year ended January 31, 2017 to 78% during the year ended January 31, 2018, due to economies of scale as our subscription revenue increased. While our subscription revenue gross margin may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.

Cost of professional services and other revenue increased by $6.5 million, or 30%, for the year ended January 31, 2018, compared to the year ended January 31, 2017, primarily due to an increase of $6.0 million in employee compensation costs related to higher headcount, and an increase of $0.8 million in allocated overhead costs.
Our gross margin for professional services and other revenue decreased to (40)% from (37)% during the year ended January 31, 2018 as compared to the year ended January 31, 2017, due to the continued shift that began during fiscal 2016 to price our professional services on a time and materials basis.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Research and development	$70,821	$38,659	$32,162	83%
Percentage of revenue	28%	24%
Research and development expenses increased $32.2 million, or 83%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase was primarily due to an increase of $26.9 million in employee compensation costs due to higher headcount and the post combination compensation expense related to the equity awards issued in connection with the Stormpath business combination, an increase of $2.4 million in allocated overhead costs and an increase of $1.1 million due to write-off of capitalized internal-use software costs related to projects that were not deployed. These increases were partially offset by an increase of $0.5 million related to capitalized internal-use software costs.
Sales and Marketing Expenses

	Year Ended January 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$165,020	$110,769	$54,251	49%
Percentage of revenue	65%	68%
Sales and marketing expenses increased $54.3 million, or 49%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase was primarily due to an increase of $33.9 million in employee compensation costs related primarily to higher headcount, an increase of $9.5 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, sponsorships, a larger annual customer conference, and brand awareness efforts aimed at acquiring new customers, an increase of $5.2 million in allocated overhead costs, an increase of $2.5 million in travel and employee related expenses and an increase of $0.8 million in software license costs.

General and Administrative Expenses

	Year Ended January 31,
	2018	2017	$ Change	% Change

	(dollars in thousands)
General and administrative	$51,803	$30,099	$21,704	72%
Percentage of revenue	20%	19%
General and administrative expenses increased $21.7 million, or 72%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase was primarily due to an increase of $15.4 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $5.0 million in costs from professional services comprised primarily of IT, legal, accounting, and consulting fees, an increase of $2.0 million in allocated overhead costs, an increase of $1.0 million in software license costs, an increase of $0.7 million in charitable contributions and an increase of $0.5 million in travel and employee related expenses.
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

Quarterly Results of Operations Data and Other Data
The following tables set forth selected unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended January 31, 2019, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Apr 30, 2017	Jul 31, 2017	Oct 31, 2017	Jan 31, 2018	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019
	As Adjusted(1)	As Adjusted(1)	As Adjusted(1)	As Adjusted(1)
	(in thousands)
Revenue
Subscription	$48,279	$55,317	$61,863	$70,963	$76,841	$87,854	$97,698	$108,462
Professional services and other	4,046	4,942	5,048	6,089	6,780	6,732	7,878	7,009
Total revenue	52,325	60,259	66,911	77,052	83,621	94,586	105,576	115,471
Cost of revenue
Subscription(2)	11,157	12,691	13,553	15,080	16,332	19,211	20,265	21,546
Professional services and other(2)	6,306	6,991	7,570	7,407	7,775	9,017	9,435	9,840
Total cost of revenue	17,463	19,682	21,123	22,487	24,107	28,228	29,700	31,386
Gross profit	34,862	40,577	45,788	54,565	59,514	66,358	75,876	84,085
Operating expenses
Research and development(2)	15,359	16,923	19,190	19,349	19,929	24,829	27,596	30,031
Sales and marketing(2)	35,303	37,891	47,567	44,259	49,493	59,004	56,911	62,552
General and administrative(2)	11,639	11,948	13,546	14,670	15,070	20,955	19,848	19,237
Total operating expenses	62,301	66,762	80,303	78,278	84,492	104,788	104,355	111,820
Operating loss	(27,439)	(26,185)	(34,515)	(23,713)	(24,978)	(38,430)	(28,479)	(27,735)
Other income (expense), net	(19)	382	509	810	(1,215)	(1,762)	(1,705)	(1,210)
Loss before provision for (benefit from) income taxes	(27,458)	(25,803)	(34,006)	(22,903)	(26,193)	(40,192)	(30,184)	(28,945)
Provision for (benefit from) income taxes	248	229	(940)	142	(231)	(985)	(667)	1,866
Net loss	$(27,706)	$(26,032)	$(33,066)	$(23,045)	$(25,962)	$(39,207)	$(29,517)	$(30,811)
Net loss per share, basic and diluted	$(0.70)	$(0.28)	$(0.35)	$(0.23)	$(0.25)	$(0.37)	$(0.27)	$(0.28)
(1)     The quarterly consolidated statements of operations data reflects the adoption of Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606").

_______________________________
(2)    Amounts include stock-based compensation expense as follows:

	Three Months Ended
	Apr 30, 2017	Jul 31, 2017	Oct 31, 2017	Jan 31, 2018	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019
	(in thousands)
Cost of subscription revenue	$686	$1,056	$1,421	$1,437	$1,529	$1,901	$2,383	$2,024
Cost of professional services and other revenue	469	738	979	951	889	1,083	1,305	1,706
Research and development	3,301	4,438	5,174	5,194	4,213	5,272	6,291	6,866
Sales and marketing	2,375	3,021	3,894	3,952	4,153	5,471	6,228	7,064
General and administrative	2,075	2,725	2,940	3,034	3,351	4,495	5,335	4,761
Total stock-based compensation expense	$8,906	$11,978	$14,408	$14,568	$14,135	$18,222	$21,542	$22,421

	Three Months Ended
	Apr 30, 2017	Jul 31, 2017	Oct 31, 2017	Jan 31, 2018	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019
	As Adjusted(1)	As Adjusted(1)	As Adjusted(1)	As Adjusted(1)
Revenue
Subscription	92%	92%	92%	92%	92%	93%	93%	94%
Professional services and other	8	8	8	8	8	7	7	6
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue
Subscription	21	21	20	20	20	20	19	19
Professional services and other	12	12	12	9	9	10	9	8
Total cost of revenue	33	33	32	29	29	30	28	27
Gross profit	67	67	68	71	71	70	72	73
Operating expenses:
Research and development	29	28	29	25	24	26	26	26
Sales and marketing	68	62	71	58	59	62	54	54
General and administrative	22	20	20	19	18	23	19	17
Total operating expenses	119	110	120	102	101	111	99	97
Operating loss	(52)	(43)	(52)	(31)	(30)	(41)	(27)	(24)
Other income (expense), net	—	—	1	1	(1)	(2)	(2)	(1)
Loss before provision for (benefit from) income taxes	(52)	(43)	(51)	(30)	(31)	(43)	(29)	(25)
Provision for (benefit from) income taxes	—	—	(2)	—	—	(2)	(1)	2
Net loss	(52)%	(43)%	(49)%	(30)%	(31)%	(41)%	(28)%	(27)%
(1)     The quarterly consolidated statements of operations data reflects the adoption of Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606").
Quarterly Revenue Trends
Our quarterly revenue increased sequentially in each of the periods presented due primarily to increases in the number of new customers, as well as expansion within existing customers and sales of new products. We have typically acquired more new customers in the fourth quarter of our fiscal year, though this seasonality is sometimes not immediately apparent in our revenue due to the fact that we recognize subscription revenue over the term of the contract. Our contracts have a weighted-average duration of 2.4 years.

Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly gross margin has generally been increasing due to increasing subscription revenue and related economies of scale combined with the overall growth in our professional services revenue and increased utilization of professional services personnel.
Quarterly Operating Expense Trends
Total costs and expenses generally increased sequentially for the fiscal quarters presented, primarily due to the addition of personnel in connection with the expansion of our business. Our research and development expenses can fluctuate quarter to quarter based on the timing and extent of capitalizable internal-use software development activities. Sales and marketing expenses grew sequentially over the periods. Sales and marketing expenses included $6.2 million of expenses related to our annual customer conference in the second quarter of fiscal 2019. Sales and marketing expenses included $5.0 million of expenses related to our annual customer conference in the third quarter of fiscal 2018. Our sales and marketing expenses generally increase in the quarter in which the conference is held. General and administrative costs generally increased in recent quarters due to higher outside professional service fees in connection with operating as a public company.
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

	Year Ended January 31,
	2019	2018	2017
		As Adjusted(1)	As Adjusted(1)

	(dollars in thousands)
Gross profit	$285,833	$175,792	$104,857
Add:
Stock-based compensation expense included in cost of revenue	12,820	7,737	3,262
Amortization of acquired intangibles	832	4	190
Non-GAAP gross profit	$299,485	$183,533	$108,309
Gross margin	72%	69%	65%
Non-GAAP gross margin	75%	72%	67%
(1)     See Note 2 to our consolidated financial statements for a summary of adjustments.

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions and amortization of acquired intangibles.

	Year Ended January 31,
	2019	2018	2017
		As Adjusted(1)	As Adjusted(1)

	(dollars in thousands)
Operating loss	$(119,622)	$(111,852)	$(74,670)
Add:
Stock-based compensation expense	76,320	49,860	17,127
Charitable contributions	1,008	754	—
Amortization of acquired intangibles	832	4	190
Non-GAAP operating loss	$(41,462)	$(61,234)	$(57,353)
Operating margin	(30)%	(44)%	(46)%
Non-GAAP operating margin	(10)%	(24)%	(36)%
(1)     See Note 2 to our consolidated financial statements for a summary of adjustments.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Year Ended January 31,
	2019	2018	2017

	(dollars in thousands)
Net cash provided by (used in) operating activities	$15,172	$(25,240)	$(42,101)
Less:
Purchases of property and equipment	(19,811)	(6,550)	(6,253)
Capitalization of internal-use software costs	(2,851)	(5,431)	(5,489)
Proceeds from sales of property and equipment	740	—	—
Free Cash Flow	$(6,750)	$(37,221)	$(53,843)
Net cash provided by (used in) investing activities	$(197,320)	$(99,704)	$6,965
Net cash provided by financing activities	$357,762	$237,408	$457
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue during the period.

	Year Ended January 31,
	2019	2018	2017
		As Adjusted(1)	As Adjusted(1)

	(dollars in thousands)
Total revenue	$399,254	$256,547	$160,806
Add:
Deferred revenue (end of period)	254,390	164,779	107,120
Unbilled receivables (beginning of period)	809	1,537	1,736
Less:
Unbilled receivables (end of period)	(1,457)	(809)	(1,537)
Deferred revenue (beginning of period)	(164,779)	(107,120)	(73,601)
Calculated billings	488,217	314,934	194,524
(1)     See Note 2 to our consolidated financial statements for a summary of adjustments.
Liquidity and Capital Resources
As of January 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $563.8 million, which were held for working capital purposes. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
In February 2018, we completed a private offering of the 2023 Notes and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. The net proceeds of this debt issuance will be used for general corporate purposes. In connection with the issuance of the 2023 Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (Note Hedges). We paid an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock in connection with the issuance of the 2023 Notes.
In April 2017, upon completion of our initial public offering, or IPO, we received aggregate proceeds of $200.0 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Historically, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, as well as payments received from customers for subscription and professional services. We believe our existing cash and cash equivalents, our investments, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
We had a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, which expired by its terms in November 2018. The available amount, not to exceed $40.0 million, was based on certain revenue metrics and was reduced by letters of credit totaling $4.2 million established in connection with facility lease agreements. In November 2018, these letters of credit were secured by restricted cash and were included in other assets on the consolidated balance sheet as of January 31, 2019.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2019, we had deferred revenue of $254.4 million, of which $245.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2019	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$15,172	$(25,240)	$(42,101)
Net cash provided by (used in) investing activities	(197,320)	(99,704)	6,965
Net cash provided by financing activities	357,762	237,408	457
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(632)	487	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	$174,982	$112,951	$(34,799)

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
During the year ended January 31, 2019, cash provided by operating activities was $15.2 million primarily due to our net loss of $125.5 million, adjusted for non-cash charges of $120.3 million and net cash inflows of $20.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, write-off of capitalized internal-use software costs, deferred income taxes and charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $89.3 million increase in deferred revenue, and an increase of $23.7 million in accounts payable, accrued compensation and accrued other expenses, offset by an increase of $39.7 million in accounts receivable, a $41.3 million increase in deferred commissions and an increase of $11.6 million in prepaid expenses and other assets.
During the year ended January 31, 2018, cash used in operating activities was $25.2 million primarily due to our net loss of $109.8 million, adjusted for non-cash charges of $74.0 million and net cash inflows of $10.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment, intangible assets, write-off of capitalized internal-use software costs, deferred income taxes and charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $57.7 million increase in deferred revenue, a $7.6 million increase in accounts payable, accrued compensation and other accrued expenses, offset by a $27.0 million increase in deferred commissions, a $18.3 million increase in accounts receivable and a $9.4 million increase in prepaid expenses and other assets.
 During the year ended January 31, 2017, cash used in operating activities was $42.1 million primarily due to our net loss of $75.1 million, adjusted for non-cash charges of $32.9 million and net cash inflows of $0.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $33.5 million increase in deferred revenue, a $5.9 million increase in accounts payable, accrued compensation and other accrued expenses, offset by a $24.1 million increase in deferred commissions, a $12.0 million increase in accounts receivable and a $3.2 million increase in prepaid expenses and other assets.

Investing Activities
Net cash used in investing activities during the year ended January 31, 2019 of $197.3 million was primarily attributable to the purchases of investments of $631.5 million, purchases of property and equipment of $19.8 million to support additional office space and headcount and the capitalization of internal-use software costs of $2.9 million associated with the development of additional features and functionality for our platform. These activities were offset by proceeds from the sales and maturities of investments of $471.7 million.
Net cash provided by investing activities during the year ended January 31, 2018 of $99.7 million was primarily attributable to the purchases of investments of $129.1 million, purchases of property and equipment of $6.6 million to support additional office space and headcount and the capitalization of internal-use software costs of $5.4 million associated with the development of additional features and functionality of our platform. These activities were offset by proceeds from the sales and maturities of investments of $41.4 million.
Net cash provided by investing activities during the year ended January 31, 2017 of $7.0 million was primarily attributable to proceeds from the sales and maturities of investments of $18.7 million, which was partially offset by purchases of property and equipment to support additional office space and headcount of $6.3 million, and the capitalization of internal-use software costs associated with the development of additional features and functionality of our platform of $5.5 million.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2019 of $357.8 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.0 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million, proceeds from the exercise of stock options, net of repurchases, of $36.9 million and proceeds from our employee stock purchase plan of $13.7 million, partially offset by cash used to purchase the Note Hedges of $80.0 million.
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
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible senior notes, operating leases for office space and data center hosting facilities. The following table summarizes our contractual obligations as of January 31, 2019:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Convertible senior notes(1)	$—	$—	$345,000	$—	$345,000
Interest obligations for convertible senior notes	863	1,725	1,260	—	3,848
Operating lease obligations(2)	16,672	54,744	56,161	117,101	244,678
Other obligations(3)	19,668	30,202	10,000	—	59,870
Total contractual obligations	$37,203	$86,671	$412,421	$117,101	$653,396

_____________________________

(1)     The principal balance of the 2023 Notes is reflected in the payment period in the table above based on the contractual maturity assuming no conversion. However, the conversion period for the 2023 Notes was open as of February 1, 2019, and as such the value of the 2023 Notes is included within current liabilities on our consolidated balance sheet. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(2)     Consists of future non-cancelable minimum rental payments under operating leases for our offices. These payments have not been adjusted to reflect minimum sublease rental income of $16.9 million payable to us through 2024 pursuant to a non-cancellable sublease.
(3)     Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center, IT operations, and sales and marketing activities.
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
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We derive revenue from subscription fees (which include support fees) and professional services fees. We sell subscriptions to our platform through arrangements that are generally one to five years in length. Our arrangements are generally noncancelable and nonrefundable. Furthermore, if a customer reduces the contracted usage or service level, the customer has no right of refund. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. This revenue recognition policy is consistent for sales generated directly with customers and sales generated indirectly through channel partners.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the noncancelable contractual term of the arrangement, generally beginning on the date that our service is made available to the customer.
Professional Services Revenue
Our professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer specific requests. Revenue for our professional services is recognized as services are performed in proportion with their pattern of transfer.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand alone selling price (SSP) basis. We determine SSP based on observable, if available, prices for those related services when sold separately. When such observable prices are not available, we determine SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
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
Deferred revenue on our consolidated balance sheets totaled $254.4 million and $164.8 million at January 31, 2019 and 2018, respectively.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be generally five years. We determined the period of benefit by taking into consideration the terms of our customer contracts, our technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally the related contract renewal term. Amortization expense is included in sales and marketing expenses in our consolidated statements of operations.
Deferred commissions on our consolidated balance sheets totaled $79.0 million and $58.5 million at January 31, 2019 and 2018, respectively.

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
Goodwill on our consolidated balance sheets totaled $18.1 million and $6.3 million at January 31, 2019 and 2018, respectively. Goodwill is tested for impairment annually on November 1 or more frequently if certain indicators are present. Based on the annual assessment, no indicator of impairment was noted and as such no impairment charge was recorded during the years ended January 31, 2019, 2018 and 2017.
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
Stock-Based Compensation
Stock-based compensation issued to employees and non-employees, including the purchase rights issued under our 2017 Employee Stock Purchase Plan (ESPP), is measured based on the grant-date fair value of the awards and recognized as an expense following the straight-line attribution method, over the requisite service period, for stock options, restricted stock units (RSUs) and restricted stock, and over the offering period, for the purchase rights issued under the ESPP.
Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of highly subjective assumptions. These assumptions and estimates are as follows:
Fair value — Prior to the IPO, our stock was not publicly traded and we estimated the fair value of common stock using various methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the we used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of our common stock.

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
The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
	2019	2018	2017
Expected volatility	40%	40% - 41%	40% - 44%
Expected term (in years)	6.3	6.3 - 6.4	5.5 - 6.9
Risk-free interest rate	2.70%	1.87% - 2.21%	1.13% - 2.28%
Expected dividend yield	—	—	—
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted” for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the years ended January 31, 2019, 2018 and 2017, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $563.8 million as of January 31, 2019, of which $516.2 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in fiscal year 2019, due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 14, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Francisco, California
March 14, 2019

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2019	2018
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$298,394	$127,949
Short-term investments	265,374	101,765
Accounts receivable, net of allowances of $2,098 and $1,472	91,926	52,248
Deferred commissions	24,185	17,755
Prepaid expenses and other current assets	29,451	17,781
Total current assets	709,330	317,498
Property and equipment, net	52,921	12,540
Deferred commissions, noncurrent	54,812	40,755
Intangible assets, net	13,897	11,761
Goodwill	18,089	6,282
Other assets	15,286	10,427
Total assets	$864,335	$399,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,212	$9,566
Accrued expenses and other current liabilities	9,959	6,187
Accrued compensation	19,770	12,374
Convertible senior notes, net	271,628	—
Deferred revenue	245,622	159,816
Total current liabilities	564,191	187,943
Deferred revenue, noncurrent	8,768	4,963
Other liabilities, noncurrent	38,999	7,017
Total liabilities	611,958	199,923
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2019 and 2018.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of January 31, 2019 and 2018, respectively; 101,093 and 70,610 shares issued and outstanding as of January 31, 2019 and 2018, respectively.	10	7
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of January 31, 2019 and 2018, respectively; 11,059 and 33,361 shares issued and outstanding as of January 31, 2019 and 2018, respectively.	1	3
Additional paid-in capital	744,896	565,653
Accumulated other comprehensive income (loss)	(319)	391
Accumulated deficit	(492,211)	(366,714)
Total stockholders’ equity	252,377	199,340
Total liabilities and stockholders’ equity	$864,335	$399,263

(1)	See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)

Revenue
Subscription	$370,855	$236,422	$144,909
Professional services and other	28,399	20,125	15,897
Total revenue	399,254	256,547	160,806
Cost of revenue
Subscription	77,354	52,481	34,211
Professional services and other	36,067	28,274	21,738
Total cost of revenue	113,421	80,755	55,949
Gross profit	285,833	175,792	104,857
Operating expenses
Research and development	102,385	70,821	38,659
Sales and marketing	227,960	165,020	110,769
General and administrative	75,110	51,803	30,099
Total operating expenses	405,455	287,644	179,527
Operating loss	(119,622)	(111,852)	(74,670)
Interest expense	(15,072)	—	—
Other income (expense), net	9,180	1,682	39
Loss before provision for (benefit from) income taxes	(125,514)	(110,170)	(74,631)
Provision for (benefit from) income taxes	(17)	(321)	425
Net loss	$(125,497)	$(109,849)	$(75,056)

Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(1.32)	$(3.94)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	107,504	83,004	19,038

(1)	See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)

Net loss	$(125,497)	$(109,849)	$(75,056)
Net change in unrealized gains (losses) on available-for-sale securities	179	(202)	10
Foreign currency translation adjustments	(889)	760	(120)
Other comprehensive income (loss)	(710)	558	(110)
Comprehensive loss	$(126,207)	$(109,291)	$(75,166)

(1)	See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
									As Adjusted(1)	As Adjusted(1)
Balances as of January 31, 2016	59,465,439	$227,954	—	—	19,325,074	$2	$23,393	$(57)	$(181,609)	$(158,271)
Issuance of common stock upon exercise of stock options and other activity, net	—	—	—	—	954,329	—	3,298	—	—	3,298
Issuance of common stock pursuant to charitable donation	—	—	—	—	13,935	—	129	—	—	129
Stock-based compensation	—	—	—	—	—	—	17,649	—	—	17,649
Other comprehensive loss	—	—	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	—	—	(75,056)	(75,056)
Balances as of January 31, 2017	59,465,439	227,954	—	—	20,293,338	2	44,469	(167)	(256,665)	(212,361)
Issuance of common stock upon exercise of stock options and other activity, net	—	—	8,274,599	1	900,517	—	34,697	—	—	34,698
Issuance of common stock upon net exercise of warrant	—	—	—	—	168,750	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650,000	1	—	—	194,344	—	—	194,345
Issuance of Series B redeemable convertible preferred stock upon net exercise of warrants	26,201	408	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(59,491,640)	(228,362)	—	—	59,491,640	6	228,356	—	—	228,362
Issuance of common stock and restricted stock in connection with acquisition	—	—	—	—	1,598,500	—	3,652	—	—	3,652
Issuance of common stock pursuant to charitable donation	—	—	24,287	—	—	—	708	—	—	708
Issuance of common stock under employee stock purchase plan	—	—	569,373	—	—	—	8,369	—	—	8,369
Conversion of Class B common stock to Class A common stock	—	—	49,091,639	5	(49,091,639)	(5)	—	—	—	—
Cumulative-effect adjustment in connection with the adoption of ASU 2016-09	—	—	—	—	—	—	200	—	(200)	—
Stock-based compensation	—	—	—	—	—	—	50,858	—	—	50,858
Other comprehensive loss	—	—	—	—	—	—	—	558	—	558
Net loss	—	—	—	—	—	—	—	—	(109,849)	(109,849)
Balances as of January 31, 2018	—	—	70,609,898	7	33,361,106	3	565,653	391	(366,714)	199,340

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options and other activity, net	—	—	6,465,957	1	104,084	—	37,610	—	—	37,611
Issuance of common stock under employee stock purchase plan	—	—	615,210	—	—	—	13,727	—	—	13,727
Issuance of common stock for settlement of RSUs	—	—	976,248	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	—	—	20,000	—	—	—	1,008	—	—	1,008
Conversion of Class B common stock to Class A common stock	—	—	22,406,009	2	(22,406,009)	(2)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	77,631	—	—	77,631
Issuance of warrants related to convertible notes	—	—	—	—	—	—	52,440	—	—	52,440
Purchase of convertible senior notes hedges	—	—	—	—	—	—	(80,040)	—	—	(80,040)
Stock-based compensation	—	—	—	—	—	—	76,867	—	—	76,867
Other comprehensive loss	—	—	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	—	—	(125,497)	(125,497)
Balances as of January 31, 2019	—	$—	101,093,322	$10	11,059,181	$1	$744,896	$(319)	$(492,211)	$252,377

(1)
See Note 2 for a summary of adjustments. The cumulative effect adjustment to Accumulated Deficit and Total Stockholders' Equity (Deficit) related to the adoption of ASU No. 2014-09 (Topic 606) as of January 31, 2016 was $22.8 million.

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)

Cash flows from operating activities:
Net loss	$(125,497)	$(109,849)	$(75,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	76,320	49,860	17,127
Depreciation, amortization and accretion	8,001	7,001	4,568
Amortization of debt discount and issuance costs	14,279	—	—
Amortization of deferred commissions	20,852	15,180	10,466
Deferred income taxes	(765)	(534)	—
Write-off of intangible assets	—	1,114	—
Non-cash charitable contributions	1,008	708	129
Other, net	640	719	575
Changes in operating assets and liabilities:
Accounts receivable	(39,682)	(18,321)	(11,993)
Deferred commissions	(41,342)	(26,986)	(24,096)
Prepaid expenses and other assets	(11,624)	(9,400)	(3,224)
Accounts payable	675	3,505	1,529
Accrued compensation	7,429	3,582	1,967
Accrued expenses and other liabilities	15,575	521	2,387
Deferred revenue	89,303	57,660	33,520
Net cash provided by (used in) operating activities	15,172	(25,240)	(42,101)
Cash flows from investing activities:
Capitalized internal-use software costs	(2,851)	(5,431)	(5,489)
Purchases of property and equipment	(19,811)	(6,550)	(6,253)
Proceeds from sales of property and equipment	740	—	—
Purchases of securities available for sale	(631,488)	(129,086)	—
Proceeds from maturities and redemption of securities available for sale	298,650	39,825	12,500
Proceeds from sales of securities available for sale	173,072	1,538	6,207
Payments for business acquisition	(15,632)	—	—
Net cash provided by (used in) investing activities	(197,320)	(99,704)	6,965
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	199,948	—
Proceeds from issuance of convertible senior notes, net of issuance costs	334,980	—	—
Purchase of convertible senior notes hedge	(80,040)	—	—
Proceeds from issuance of warrants related to convertible notes	52,440	—	—
Payments of deferred offering costs	—	(4,038)	(1,584)
Proceeds from exercise of stock options, net of repurchases and other	36,861	33,646	2,437
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	8,369	—
Proceeds from shares issued in connection with employee stock purchase plan	13,727	—	—
Other, net	(206)	(517)	(396)
Net cash provided by financing activities	357,762	237,408	457
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(632)	487	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	174,982	112,951	(34,799)
Cash, cash equivalents and restricted cash at beginning of year	136,233	23,282	58,081
Cash, cash equivalents and restricted cash at end of year	$311,215	$136,233	$23,282

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes	514	747	—
Non-cash investing and financing activities:
Vesting of early exercised common stock options	763	1,335	1,297
Issuance of common stock in connection with warrant exercises	—	272	—
Common stock issued as charitable contribution	1,008	708	129
Assets acquired under financing arrangement	—	—	386
Deferred offering costs, accrued but not yet paid	—	—	2,106
Property and equipment acquired through tenant improvement allowances	22,236	—	1,332
Property and equipment and other accrued but not yet paid	7,225	111	1,367
Issuance of common stock in connection with business combination	—	2,160	—
Conversion of redeemable convertible preferred stock to common stock	—	228,362	—
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$298,394	$127,949	$23,282
Restricted cash, current	1,384	—	—
Restricted cash, noncurrent	11,437	8,284	—
Total cash, cash equivalents and restricted cash	$311,215	$136,233	$23,282
 (1)     See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading identity management platform for the enterprise. The Okta Identity Cloud enables customers to securely connect people to technology, anywhere, anytime and from any device. The Company was incorporated in January 2009 as Saasure, Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
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
The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.
Initial Public Offering
In April 2017, the Company completed an initial public offering (IPO), in which the Company issued and sold 12,650,000 shares of its newly authorized Class A common stock at a public offering price of $17.00 per share. The Company received aggregate proceeds of $200.0 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.6 million. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
Convertible Senior Notes
In February 2018, the Company issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes (2023 Notes). The Company received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. See Note 9 for additional details.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of the 2023 Notes, determination of the fair value of the Company’s common stock prior to the completion of the IPO, the valuation of deferred income tax assets and contingencies and the valuation of acquired intangible assets.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and were not material for the years ended January 31, 2019, 2018 or 2017. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the noncancelable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
Professional Services Revenue
The Company’s professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer-specific requests. Revenue for the Company’s professional services is recognized as services are performed in proportion to their pattern of transfer.
Contracts with Multiple Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. The Company determines SSP based on observable, if available, prices for those related services when sold separately. When such observable prices are not available, the Company determines SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
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
Deferred Commissions
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally the related contract renewal term. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Sales commissions capitalized as contract costs totaled $41.3 million and $27.0 million in the years ended January 31, 2019 and 2018, respectively. Amortization of contract costs was $20.9 million, $15.2 million and $10.5 million for the years ended January 31, 2019, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2019 and 2018.
As of January 31, 2019 and 2018, the Company's long-term restricted cash balance was $11.4 million and $8.3 million, respectively, related to letters of credit for its facility lease agreements. Long-term restricted cash is included within other assets on the Company's consolidated balance sheet.
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

Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. These allowances are based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer and an evaluation of potential risk of loss associated with delinquent accounts. Amounts deemed uncollectible are recorded to these allowances in the consolidated balance sheets with an offsetting decrease in related deferred revenue and a charge to general and administrative expense in the consolidated statement of operations.
Property and Equipment
Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance costs are expensed as incurred.
  The useful lives of property and equipment are as follows:

Useful lives
Capitalized internal-use software costs	3 years
Computers and equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
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
Business Combinations
When the Company acquires a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $10.0 million, $9.4 million, and $4.4 million for the years ended January 31, 2019, 2018 and 2017.
Stock-Based Compensation
Stock-based compensation issued to employees and non-employees, including the purchase rights issued under the Company's 2017 Employee Stock Purchase Plan (ESPP), is measured based on the grant-date fair value of the awards and recognized as an expense following the straight-line attribution method over the requisite service period for stock options, restricted stock units (RSUs) and restricted stock, and over the offering period for the purchase rights issued under the ESPP.
The Company’s use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of highly subjective assumptions. These assumptions and estimates are as follows:
Fair value — Prior to the IPO, the Company's stock was not publicly traded and it estimated the fair value of common stock using various methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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
As of January 31, 2019 and 2018 and for each of the three years ended January 31, 2019, no single customer represented greater than 10% of accounts receivable or greater than 10% of revenue, respectively.
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

Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2019	2018	2017

United States	$337,367	$217,300	$135,364
International	61,887	39,247	25,442
Total	$399,254	$256,547	$160,806

Other than the United States, no individual country exceeded 10% of total revenue for the years ended January 31, 2019, 2018 and 2017. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2019 and 2018, substantially all of the Company’s property and equipment was located in the United States.
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested RSUs, purchase rights issued under the ESPP, shares subject to repurchase from early exercised options, unvested common stock and restricted stock issued in connection with certain business combinations, convertible senior notes and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive. Since the Company's IPO, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 14.
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
The Company adopted the requirements of ASC 606 as of February 1, 2018, utilizing the full retrospective method of transition. Adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions as detailed below. The Company applied ASC 606 using a practical expedient where the consideration allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.
The impact of adopting ASC 606 on fiscal 2018 and 2017 revenue is not material. The primary impact of adopting ASC 606 relates to the deferral of incremental costs of obtaining contracts, primarily consisting of sales commissions. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related contract, which was generally one to three years. Under ASC 606, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs on a straight-line basis over a period of benefit, determined to be generally five years or the related contractual renewal term.

The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands except per share data):

	Year Ended January 31,
	2018			2017
	As Reported	Adoption of ASU 2014-09	As Adjusted	As Reported	Adoption of ASU 2014-09	As Adjusted
Revenue
Subscription	$239,177	$(2,755)	$236,422	$143,136	$1,773	$144,909
Professional services and other	20,813	(688)	20,125	17,190	(1,293)	15,897
Total revenue	259,990	(3,443)	256,547	160,326	480	160,806
Sales and marketing	172,973	(7,953)	165,020	118,742	(7,973)	110,769
Total operating expenses	295,597	(7,953)	287,644	187,500	(7,973)	179,527
Net loss	(114,359)	4,510	(109,849)	(83,509)	8,453	(75,056)
Net loss per share, basic and diluted	$(1.38)	$0.06	$(1.32)	$(4.39)	$0.45	$(3.94)
Select consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	As of January 31, 2018
	As Reported	Adoption of ASU 2014-09	As Adjusted
Assets
Current assets:
Deferred commissions	$16,481	$1,274	$17,755
Prepaid expenses and other current assets	16,973	808	17,781
Total current assets	315,416	2,082	317,498
Deferred commissions, noncurrent	10,971	29,784	40,755
Total assets	$367,397	$31,866	$399,263

Liabilities and stockholders’ equity
Deferred revenue	$162,633	$(2,817)	$159,816
Total current liabilities	190,760	(2,817)	187,943
Deferred revenue, noncurrent	6,034	(1,071)	4,963
Total liabilities	203,811	(3,888)	199,923
Accumulated deficit	(402,468)	35,754	(366,714)
Total stockholders’ equity	$163,586	$35,754	$199,340
The adoption of ASC 606 had no impact on cash provided by or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows. Additionally, the adoption of ASC 606 did not have a material impact on the provision for (benefit from) income taxes. The adoption adjustments impacted the deferred income taxes pertaining to the U.S. entity which are subject to a full valuation allowance.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings

(accumulated deficit) for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in fiscal 2018 to account for the impact of the 2017 Tax Cuts and Jobs Act did not result in stranded tax effects. The early adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Non-Employee Share Based Payment Accounting (ASU 2018-07), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. This standard expands the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, aligning the accounting for share-based payments to non-employees and employees. This guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The early adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance is effective for the Company on February 1, 2020, with early adoption permitted for the removal and modification of disclosures and delayed adoption until February 1, 2020 permitted for the new disclosures. The removed and modified disclosures have been adopted on a retrospective basis, and the new disclosures have been adopted on a prospective basis. The early adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  A lessee is also required to record a right-of-use asset (ROU) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.
ASU 2016-02 is effective for the Company beginning February 1, 2019. The Company expects to elect the available practical expedients on adoption. The Company is assessing the impact of ASU 2016-02 on its internal controls over financial reporting.
Adoption of ASU 2016-02 will have a material impact on the Company's consolidated balance sheets, but will not have a material impact on the Company's consolidated income statements and taxes. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The Company expects adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases in the range of approximately $121 million to $126 million, and $158 million to $163 million, respectively, as of January 31, 2019. Additionally, the adoption of this standard will have no impact to cash provided by or used in operating, financing, or investing activities on the Company's consolidated cash flows statements.
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

3. Business Combinations
Stormpath
On February 17, 2017, the Company acquired the rights to hire certain employees and a non-exclusive intellectual property license from Stormpath, Inc. (Stormpath), a privately-held technology company which had built a user management and authentication service for software development teams. The transaction has been accounted for as a business combination. The total consideration of $3.7 million, consisting of 200,000 shares of common stock valued at $2.2 million, at the time of the transaction, issued to Stormpath and replacement awards valued at $1.5 million issued to the hired employees, was recognized as goodwill.
In addition, the Company issued an incremental 800,000 shares of restricted common stock valued at $8.6 million, at the time of the transaction, which is being recognized as post-combination stock-based compensation expense. See Note 12 for further details.
ScaleFT
On July 13, 2018, the Company acquired all issued and outstanding capital stock of ScaleFT, Inc. (ScaleFT), a “zero trust” security company which provides access solutions for the modern workforce. The acquisition date cash consideration transferred for ScaleFT was $15.6 million, net of $0.6 million in cash received. The Company recorded $4.6 million for developed technology intangible assets with estimated useful life of three years and $11.8 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of ScaleFT’s technology and the Company’s technology. The Company incurred $1.1 million of acquisition related costs, which were recorded in the quarter ended July 31, 2018.
4. Cash Equivalents and Short-term Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s cash equivalents and short-term investments as of January 31, 2019 and 2018 were as follows (in thousands):

	As of January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	3,409	—	(1)	3,408
Total cash equivalents	250,835	—	(1)	250,834
Short-term investments:
U.S. treasury securities	195,913	37	(53)	195,897
Corporate debt securities	69,483	13	(19)	69,477
Total short-term investments	265,396	50	(72)	265,374
Total	$516,231	$50	$(73)	$516,208

	As of January 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	90,770	—	—	90,770
Short-term investments:
Commercial paper	15,946	—	—	15,946
U.S. treasury securities	61,896	—	(158)	61,738
Corporate debt securities	24,125	—	(44)	24,081
Total short-term investments	101,967	—	(202)	101,765
Total	$192,737	$—	$(202)	$192,535
All short-term investments were designated as available-for-sale securities as of January 31, 2019 and 2018.
The following tables present the contractual maturities of the Company’s short-term investments as of January 31, 2019 and 2018 (in thousands):

	As of January 31, 2019		As of January 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$265,396	$265,374	$93,421	$93,237
Due between one to five years	—	—	8,546	8,528
Total	$265,396	$265,374	$101,967	$101,765
 The Company had 34 and 23 short-term investments in unrealized loss positions as of January 31, 2019 and 2018, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended January 31, 2019, 2018 and 2017.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of January 31, 2019 and 2018.
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

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	—	3,408	—	3,408
Total cash equivalents	247,426	3,408	—	250,834
Short-term investments:
U.S. treasury securities	—	195,897	—	195,897
Corporate debt securities	—	69,477	—	69,477
Total short-term investments	—	265,374	—	265,374
Total cash equivalents and short-term investments	$247,426	$268,782	$—	$516,208

	As of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$90,770	$—	$—	$90,770
Total cash equivalents	90,770	—	—	90,770
Short-term investments:
Commercial paper	—	15,946	—	$15,946
U.S. treasury securities	—	61,738	—	$61,738
Corporate debt securities	—	24,081	—	24,081
Total short-term investments	—	101,765	—	101,765
Total cash equivalents and short-term investments	$90,770	$101,765	$—	$192,535
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	As of January 31, 2019
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
Convertible senior notes	$278,231	$620,565
The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details).

The estimated fair value of the 2023 Notes, which the Company has classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. As of January 31, 2019, the difference between the net carrying amount of the 2023 Notes and estimated fair value represents the equity conversion value premium the market assigned to the 2023 Notes. Based on the closing price of our common stock of $82.43 on January 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount of $345.0 million.
6. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2019 and 2018, goodwill was $18.1 million and $6.3 million, respectively. No goodwill impairments were recorded during the years ended January 31, 2019, 2018 and 2017.
Goodwill balances as of January 31, 2019 and 2018 were as follows (in thousands):

Balance at January 31, 2018	$6,282
Goodwill recorded in connection with ScaleFT acquisition	11,807
Balance at January 31, 2019	$18,089

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of January 31, 2019
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$19,838	$(9,969)	$—	$9,869
Purchased developed technology	4,600	(833)	—	3,767
Software licenses	1,023	(763)	—	260
	$25,461	$(11,565)	$—	$13,896

	As of January 31, 2018
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$17,511	$(5,172)	$(1,077)	$11,262
Software licenses	1,094	(558)	(37)	499
	$18,605	$(5,730)	$(1,114)	$11,761

The Company capitalized $3.4 million and $6.7 million of internal-use software during the years ended January 31, 2019 and 2018, respectively, which included $0.5 million and $1.2 million of stock-based compensation costs, respectively. Amortization expense of capitalized internal-use software costs totaled $4.8 million, $2.7 million and $1.6 million during the years ended January 31, 2019, 2018 and 2017, respectively. The Company wrote-off $1.1 million of previously capitalized costs in the year ended January 31, 2018 as they were not realizable. The charge was recognized in research and development in the consolidated statements of operations.
Amortization expense of intangible assets for the years ended January 31, 2019, 2018 and 2017 was $5.8 million, $2.9 million, and $1.8 million, respectively.

As of January 31, 2019, estimated remaining amortization expense for the intangible assets by fiscal year is as follows (in thousands):

2020	6,302
2021	4,789
2022	1,459
2023	1,346
Total	$13,896

7. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2019	2018

Computers and equipment	$3,668	$5,384
Furniture and fixtures	11,012	7,083
Leasehold improvements	47,883	8,188
Property and equipment, gross	62,563	20,655
Less accumulated depreciation	(9,642)	(8,115)
Property and equipment, net	$52,921	$12,540

Depreciation expense was $5.7 million, $4.0 million and $2.4 million for the years ended January 31, 2019, 2018 and 2017, respectively.
Allowances
The Company’s allowances for the years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	As of January 31,
	2019	2018	2017

Balance, beginning of period	$1,472	$1,306	$861
Additions	888	431	1,185
Write-offs	(262)	(265)	(740)
Balance, end of period	$2,098	$1,472	$1,306

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2019	2018

Deposit related to early exercise of unvested options	$370	$1,119
Accrued expenses	6,392	3,389
Accrued taxes payable	1,195	835
Deferred rent, current	2,002	520
Other	—	324
Accrued expenses and other current liabilities	$9,959	$6,187

Other Liabilities, noncurrent
Other liabilities, noncurrent consisted of the following (in thousands):

	As of January 31,
	2019	2018

Deferred rent, noncurrent	$35,980	$5,010
Deferred tax liabilities	727	175
Other	2,292	1,832
Other liabilities, noncurrent	$38,999	$7,017

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the years ended January 31, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was $157.9 million and $104.6 million, respectively. Professional services and other revenue recognized in the years ended January 31, 2019 and 2018 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.
As of January 31, 2019, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $728.9 million, and the Company expects to recognize revenue on approximately 53% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from remaining performance obligations for professional services and other contracts as of January 31, 2019 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables and contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to its revenue recognition policy. As of January 31, 2019 and January 31, 2018, contract assets and unbilled receivables were $1.5 million and $0.8 million, respectively, which are included in prepaid expenses and other current assets in the consolidated balance sheets.
9. Debt and Financing Arrangements
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
The 2023 Notes are convertible at an initial conversion rate of 20.6795 shares of Class A common stock per $1,000 principal amount of 2023 Notes, which is equal to an initial conversion price of approximately $48.36 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding October 15, 2022, holders of the 2023 Notes may convert all or a portion of their 2023 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances.
For at least twenty trading days during the period of thirty consecutive trading days ended January 31, 2019, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending April 30, 2019 and were classified as current liabilities on the consolidated balance sheet as of January 31, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion.
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
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The Company bifurcated the conversion option of the 2023 Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as the Notes continue to meet the conditions for equity classification.
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

Year Ended January 31, 2019
Contractual interest expense	$793
Amortization of debt issuance costs	1,085
Amortization of debt discount	13,194
Total	$15,072

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
The 2023 Notes, net consisted of the following (in thousands):

As of January 31, 2019
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(73,372)
Net carrying amount	$271,628

Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642

(1) Included in the consolidated balance sheets within Additional paid-in capital.
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
The Company paid an aggregate amount of $80.0 million for the Note Hedges. The amount paid for the Note Hedges was recorded as a reduction to Additional paid-in capital in the consolidated balance sheets.

See Note 13 for the tax impacts of the 2023 Notes and Note Hedges.
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
The Company received aggregate proceeds of $52.4 million from the sale of the Warrants in connection with the 2023 Notes. The proceeds from the sale of the Warrants was recorded as an increase to Additional paid-in capital in the consolidated balance sheets.
Loan and Security Agreement
The Company had a line of credit (Revolving Line) with Silicon Valley Bank (SVB) in the amount of $40.0 million, which expired by its terms in November 2018. The available amount, not to exceed $40.0 million, was based on certain revenue metrics and was reduced by letters of credit totaling $4.2 million established in connection with facility lease agreements. In November 2018, these letters of credit were secured by restricted cash and included in other assets on the consolidated balance sheet as of January 31, 2019.
10. Commitments and Contingencies
Leases
The Company leases office space under noncancelable operating leases for its San Francisco, California headquarters, as well as its offices in various cities in the United States, United Kingdom, Australia and Canada. These office leases expire on various dates through October 2028.
In December 2017, the Company entered into a new corporate headquarters lease in San Francisco. This lease has a 10 year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements. The total commitment is $206.3 million with a tenant improvement allowance of up to $24.7 million. The Company secured the lease obligation with an $8.0 million letter of credit, which is designated as restricted cash and included in other assets on its consolidated balance sheet as of January 31, 2019.
In conjunction with the execution of the leases, letters of credit in the aggregate amount of $12.7 million and $12.2 million were issued and outstanding as of January 31, 2019 and 2018, respectively. No draws have been made under such letters of credit.
In June 2018, the Company signed an agreement to sublease the premises at 634 2nd Street, San Francisco, California (2nd Street Sublease), which, together with the premises at 301 Brannan Street, San Francisco, California, comprise the Company’s former headquarters. The term of the 2nd Street Sublease agreement commenced on January 31, 2019. The 2nd Street Sublease and the master lease both expire in September 2024. The Company’s future income under the terms of the 2nd Street Sublease agreement will be approximately equal to the amount required to be paid by the Company to its landlord under the terms of the master lease. The Company and the sub-lessee executed a standby letter of credit amounting to $3.0 million to be held by the Company to secure the 2nd Street Sublease in the event of uncured default by the sub-lessee.
Pursuant to a termination agreement pertaining to the Company’s lease of the premises at 301 Brannan Street, San Francisco, California, the non-cancellable lease term for those premises expired in January 2019.

As of January 31, 2019, the future minimum lease payments by fiscal year under various operating leases and purchase obligations, such as data center operations and sales and marketing activities, are as follows (in thousands):

	Operating Leases	Purchase Obligations	Total
2020	$16,672	$19,668	$36,340
2021	26,606	15,101	41,707
2022	28,138	15,101	43,239
2023	27,777	10,000	37,777
2024	28,384	—	28,384
Thereafter	117,101	—	117,101
Total contractual obligations	$244,678	$59,870	$304,548

Deferred rent was $38.0 million and $5.5 million as of January 31, 2019 and 2018, respectively, and is included in accrued expenses and other current liabilities and other liabilities, noncurrent in the consolidated balance sheets. Rent expense was $23.3 million, $10.6 million and $7.4 million for the years ended January 31, 2019, 2018 and 2017, respectively.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of January 31, 2019 and 2018.
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
11. Common Stock and Stockholders' Equity
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2017, all shares of redeemable convertible preferred stock then outstanding were converted into 59,491,640 shares of common stock on a one-to-one basis and then immediately reclassified into Class B common stock and additional paid-in capital. As of January 31, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of the newly authorized shares of Class A common stock.

As of January 31, 2019, and 2018 the Company had authorized 1,000,000,000 shares of Class A common stock and had authorized 120,000,000 shares of Class B common stock, each with par value $0.0001 per share. As of January 31, 2019, 101,093,322 shares of Class A common stock and 11,059,181 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.
As of January 31, 2019, shares of common stock reserved for future issuance are as follows:

Options and unvested RSUs outstanding	22,639,330
Available for future stock option and RSU grants	12,635,830
Available for ESPP	2,855,127
38,130,287

Awards Issued as Charitable Contributions
During the year ended January 31, 2019 and 2018, the Company issued 20,000 and 24,287 shares, respectively, of Class A common stock as charitable contributions and recognized $1.0 million and $0.7 million, respectively, as general and administrative expense in the consolidated statement of operations. During the year ended January 31, 2017, the Company issued 13,935 shares of Class B common stock as charitable contributions and recognized $0.1 million as general and administrative expense in the consolidated statement of operations.
12. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Stock options	$23,466	$24,186	$17,127
RSUs	41,637	9,104	—
ESPP	7,248	7,111	—
Restricted stock awards	1,608	3,281	—
Restricted common stock	2,361	6,178	—
Total	$76,320	$49,860	$17,127

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s consolidated statements of operations (in thousands):

	Year Ended January 31,
	2019	2018	2017
Cost of revenue:
Subscription	$7,837	$4,600	$1,979
Professional services and other	4,983	3,137	1,283
Research and development	22,642	18,107	2,992
Sales and marketing	22,916	13,242	6,029
General and administrative	17,942	10,774	4,844
Total	$76,320	$49,860	$17,127
Stock-based compensation expense recorded to research and development in the consolidated statements of operations exclude amounts that were capitalized related to internal-use software for the years ended January 31, 2019, 2018 and 2017. Refer to Note 6 for additional details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s IPO in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of January 31, 2019, options to purchase 16,943,457 shares of Class B common stock and 860,337 shares of Class A common stock remain outstanding. As of January 31, 2019, the total number of shares reserved for future Class A stock grants under the 2017 Plan was 12,635,830 shares, including shares transferred from the 2009 Plan.
Stock Options
Options issued to new employees under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2018	24,917,045	$7.37	7.6	$550,173
Granted	684,500	39.21
Exercised	(6,576,700)	5.61
Canceled	(1,221,051)	8.55
Outstanding as of January 31, 2019	17,803,794	$9.16	7.1	$1,304,446
As of January 31, 2019:
Vested and expected to vest	17,803,794	$9.16	7.1	$1,304,446
Vested and exercisable	9,681,494	$6.82	6.6	$731,998
 The weighted-average grant-date fair value of options granted was $17.21, $5.40 and $4.00 during the years ended January 31, 2019, 2018 and 2017, respectively. The total grant-date fair value of stock options vested was $23.8 million, $23.9 million and $13.1 million during the years ended January 31, 2019, 2018 and 2017, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the

Company’s common stock on the date of exercise and the exercise price of each option, was $309.3 million, $204.8 million and $6.9 million for the years ended January 31, 2019, 2018 and 2017, respectively.
As of January 31, 2019, there was a total of $37.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended January 31,
	2019	2018	2017
Expected volatility	40%	40% - 41%	40% - 44%
Expected term (in years)	6.3	6.3 - 6.4	5.5 - 6.9
Risk-free interest rate	2.70%	1.87% - 2.21%	1.13% - 2.28%
Expected dividend yield	—	—	—

Restricted Stock Units
A summary of the Company’s RSU activities and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2018	2,862,929	$24.38
Granted	3,392,285	54.34
Vested	(976,248)	23.92
Forfeited	(443,430)	35.22
Outstanding as of January 31, 2019	4,835,536	$44.49
The Company granted 3,392,285 RSUs with an aggregate fair value of $184.3 million for the year ended January 31, 2019. As of January 31, 2019, there was $187.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.1 years based on vesting under the award service conditions.
Equity Awards Issued in Connection with Business Combinations
In connection with the Stormpath transaction in February 2017, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million to be recognized as post combination stock-based compensation. The restricted common stock vests ratably on the first and second anniversaries of the transaction date upon achievement of the respective performance conditions, and 400,000 of these shares vested during the year ended January 31, 2019. The stock-based compensation expense related to the restricted common stock has a requisite service period of two years and will be recognized using an accelerated attribution method due to the existence of performance conditions.
As of January 31, 2019, there was $0.1 million of unrecognized compensation expense related to this restricted common stock which is expected to be recognized over the remaining weighted average life of 0.1 years. These shares of restricted common stock were separately authorized by the Company’s board of directors, and did not reduce the number of shares available for future issuance under the 2009 Plan or the 2017 Plan.
The Company separately entered into retention arrangements with certain employees of Stormpath and issued 598,500 restricted stock awards under the 2009 Plan with an aggregate fair value of $6.6 million with performance conditions, including continued employment of certain employees with the Company and the wind down of the Stormpath, Inc. entity. The restricted stock awards vest ratably over two or three years from the transaction date, and 210,850 of these shares vested during the year ended January 31, 2019. Additionally, the Company granted 518,900 service-based stock options under the 2009 Plan to certain Stormpath employees with an aggregate fair value of $2.5 million to vest ratably over the requisite four-year service period.
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
As of January 31, 2019, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the remaining weighted average life of 0.5 years.
As of January 31, 2019, there was $1.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted average life of 1.4 years. The related stock options expense and activity are included within the Stock Options section above.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2019	2018
Expected volatility	39% - 70%	32% - 38%
Expected term (in years)	0.5 - 1.0	0.5 - 1.2
Risk-free interest rate	2.12% - 2.62%	0.95% - 1.73%
Expected dividend yield	—	—
During the year ended January 31, 2019, the Company sold 615,210 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $22.31 with proceeds of $13.7 million. During the year ended January 31, 2018, the Company sold 569,373 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $14.70 with proceeds of $8.4 million.
As of January 31, 2019, there was $4.2 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.5 years.
13. Income Taxes
The domestic and foreign components of pre-tax loss for the years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)
Domestic	$(128,214)	$(112,858)	$(76,485)
Foreign	2,700	2,688	1,854
Loss before provision for (benefit from) income taxes	$(125,514)	$(110,170)	$(74,631)
(1) Adjusted to reflect the adoption of ASC 606. See Note 2.

The components of the provision for (benefit from) income taxes for the years ended January 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)
Current:
Federal	$—	$—	$—
State	61	—	18
Foreign	667	183	426
Total current provision for income taxes	728	183	444
Deferred:
Federal	(620)	(32)	60
State	(130)	10	6
Foreign	5	(482)	(85)
Total deferred provision for (benefit from) income taxes	(745)	(504)	(19)
Total provision for (benefit from) income taxes	$(17)	$(321)	$425
(1) Adjusted to reflect the adoption of ASC 606. See Note 2.
For the year ended January 31, 2019, the income tax benefit resulted from the release of valuation allowance in the United States in connection with the ScaleFT acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The income tax benefit was partially offset by foreign income taxes, state taxes and tax amortization of goodwill. For the year ended January 31, 2018, the income tax benefit resulted from $1.3 million of excess tax deductions related to option exercises by foreign employees, a portion of which we used to claim a refund for taxes paid in prior years. For the year ended January 31, 2017, the income tax provision was related to foreign taxes and tax amortization of goodwill.
 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended January 31, 2019, 2018 and 2017:

	Year Ended January 31,
	2019	2018	2017
		As Adjusted (1)	As Adjusted (1)
Tax at federal statutory rate	21.0%	33.8%	34.0%
State income taxes, net of federal benefit	3.8	3.4	3.6
Change in valuation allowance	(68.5)	(27.1)	(32.1)
Stock-based compensation	45.5	42.4	(5.0)
Tax Cuts and Jobs Act of 2017	—	(51.3)	—
Other, net	(1.8)	(0.9)	(1.1)
Effective tax rate	—%	0.3%	(0.6)%
(1) Adjusted to reflect the adoption of ASC 606. See Note 2.

The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2019 and 2018 are as follows (in thousands):

	As of January 31,
	2019	2018
		As Adjusted (1)
Deferred tax assets:
Net operating loss carryforwards	$202,471	$123,013
Stock-based compensation	13,185	7,926
Deferred revenue	1,312	213
Other reserves and accruals	13,113	3,084
Credits	791	791
Disallowed interest	1,769	—
Total deferred tax assets	232,641	135,027
Valuation allowance	(203,899)	(116,948)
Total deferred tax assets, net	28,742	18,079
Deferred tax liabilities:
Deferred commissions	(19,424)	(14,597)
Capitalized internal-use software costs	(2,047)	(2,389)
Goodwill	(217)	(175)
Depreciation and amortization	(6,492)	(441)
Total deferred tax liabilities	(28,180)	(17,602)
Net deferred tax assets (liabilities)	$562	$477
(1) Adjusted to reflect the adoption of ASC 606. See Note 2.
As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of the U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities, to approximately zero. The U.S. valuation allowance increased by $86.6 million and $18.6 million during the years ended January 31, 2019 and 2018, respectively.
As of January 31, 2019, the Company had approximately $798.8 million of federal and $489.1 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2021, respectively. As of January 31, 2019, the Company had approximately $12.8 million of UK net operating losses which do not expire.
As of January 31, 2019, the Company had federal research and development tax credit carryforwards of $14.1 million and California research and development tax credit carryforwards of $9.8 million. The federal research and development credits will start to expire in 2030 while the California research and development credits do not expire. The Company has California Enterprise Zone credits of $1.0 million that begin to expire in 2023.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in the

Company's net U.S. deferred tax assets before valuation allowance by $56.5 million, which was fully offset by a reduction in the Company's valuation allowance. The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits, or E&P. The Company's final calculations show that it had negative undistributed foreign E&P and was not subject to the mandatory repatriation for the year ended January 31, 2018.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of January 31, 2019, the Company has finalized all provisional amounts related to the Tax Act. Finalizing provisional adjustments related to the Tax Act did not have a material impact on the Company's consolidated financial statements as of January 31, 2019. The Company expects further guidance may be forthcoming, which could result in additional impacts.
A reconciliation of beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Gross amount of unrecognized tax benefits as of the beginning of the year	$11,719	$5,775	$3,512
Additions based on tax positions related to a prior year	1,859	—	—
Additions based on tax positions related to current year	10,353	5,944	2,263
Gross amount of unrecognized tax benefits as of the end of the year	$23,931	$11,719	$5,775
The material jurisdictions in which the Company is subject to potential examination include the United States, California, Australia, Canada and the United Kingdom. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by federal and California taxing authorities. For the United Kingdom, the Company recently closed an examination for fiscal 2016 with no adjustment, and is no longer subject to examinations for fiscal 2016 and prior.
As of January 31, 2019, 2018 and 2017, the Company had unrecognized tax benefits which would not impact the effective tax rate because of the valuation allowance. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company does not have any uncertain tax positions as of January 31, 2019 for which it is reasonably possible that the positions will increase or decrease within the next twelve months. As of January 31, 2019 and 2018, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
14. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of Preferred Stock to be participating securities as the holders of the Preferred Stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the Preferred Stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the years ended January 31, 2019, 2018 and 2017, were not allocated to these participating securities. Upon the closing of the IPO in April 2017, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into the Company’s common stock.

The following table presents the calculation of basic and diluted net loss per share for periods presented (dollars in thousands, except per share data):

	Year Ended January 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Net loss	$(107,926)	$(17,571)	$(31,980)	$(77,869)	$—	$(75,056)
Denominator:
Weighted-average shares outstanding, basic and diluted	92,452	15,052	24,165	58,839	—	19,038
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(1.17)	$(1.32)	$(1.32)	$—	$(3.94)
The Company was in a loss position for all periods presented; accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017

Unvested restricted common stock issued and outstanding	400	800	—
Unvested RSUs issued and outstanding	4,836	2,863	—
Unvested restricted stock awards issued and outstanding	388	599	—
Shares committed under the ESPP	271	1,149	—
Unvested shares subject to repurchase	48	188	—
Conversion of convertible preferred stock	—	—	59,465
Shares related to convertible senior notes	7,134	—	—
Issued and outstanding stock options	17,804	24,917	32,866
Conversion of common stock warrant	—	—	188
Conversion of convertible Series B warrant	—	—	29
	30,881	30,516	92,548
The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share. During the year ended January 31, 2019, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes; however, since the Company is in a net loss position there was no dilutive effect during any period presented.
15. Subsequent Events

On March 5, 2019, the Company entered into an agreement to acquire all issued and outstanding stock of Azuqua, Inc., a company which provides a no-code, cloud-based integration platform that automates workflows between applications and services, for total cash consideration of approximately $52.5 million. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in the first quarter of fiscal 2020, subject to certain closing conditions. The Company has not completed its determination of total fair value of consideration tr ansferred, assets acquired and liabilities assumed. The transaction is not expected to have a material impact on the consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our management concluded that, as of January 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2019. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Item 9B. Other Information
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors. The full text of our code of conduct is available on our investor relations website at investor.okta.com under "Corporate Governance". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 13. Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
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

OKTA, INC.

March 14, 2019	/s/ William E. Losch
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019

/s/ William E. Losch William E. Losch	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2019

/s/ J. Frederic Kerrest J. Frederic Kerrest	Director	March 14, 2019

/s/ Shellye Archambeau Shellye Archambeau	Director	March 14, 2019

/s/ Patrick Grady Patrick Grady	Director	March 14, 2019

/s/ Ben Horowitz Ben Horowitz	Director	March 14, 2019

/s/ Michael Kourey Michael Kourey	Director	March 14, 2019

/s/ Rebecca Saeger Rebecca Saeger	Director	March 14, 2019

/s/ Michael Stankey Michael Stankey	Director	March 14, 2019

/s/ Michelle Wilson Michelle Wilson	Director	March 14, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, by and between Okta, Inc., and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.2).	Exhibit 4.2 to Form 8-K filed February 27, 2018
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan, and form of agreements thereunder.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.10	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed February 27, 2018
10.11	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed February 27, 2018
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.