Form 10-Q
period 2019-04-30
Okta, Inc.
filed 2019-05-31
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Registrant’s telephone number, including area code: (888) 722-7871
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	OKTA	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 30, 2019, the number of shares of registrant’s Class A common stock outstanding was 103,939,987 and the number of shares of the registrant’s Class B common stock outstanding was 10,199,085.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	April 30, 2019	January 31, 2019
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$208,106	$298,394
Short-term investments	339,377	265,374
Accounts receivable, net of allowances of $1,960 and $2,098	83,328	91,926
Deferred commissions	25,576	24,185
Prepaid expenses and other current assets	20,542	28,237
Total current assets	676,929	708,116
Property and equipment, net	52,189	52,921
Operating lease right-of-use assets	119,916	121,389
Deferred commissions, noncurrent	56,824	54,812
Intangible assets, net	28,022	13,897
Goodwill	47,964	18,089
Other assets	16,698	15,089
Total assets	$998,542	$984,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,352	$2,431
Accrued expenses and other current liabilities	32,412	33,653
Accrued compensation	21,463	19,770
Convertible senior notes, net	275,653	271,628
Deferred revenue	268,033	245,622
Total current liabilities	601,913	573,104
Operating lease liabilities, noncurrent	146,044	147,046
Deferred revenue, noncurrent	7,671	8,768
Other liabilities, noncurrent	3,470	3,018
Total liabilities	759,098	731,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30, 2019 and January 31, 2019.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of April 30, 2019 and January 31, 2019; 103,940 and 101,093 shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively.	10	10
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of April 30, 2019 and January 31, 2019; 10,199 and 11,059 shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively.	1	1
Additional paid-in capital	784,067	744,896
Accumulated other comprehensive income (loss)	(457)	(319)
Accumulated deficit	(544,177)	(492,211)
Total stockholders’ equity	239,444	252,377
Total liabilities and stockholders’ equity	$998,542	$984,313

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue:
Subscription	$117,163	$76,841
Professional services and other	8,060	6,780
Total revenue	125,223	83,621
Cost of revenue:
Subscription	24,540	16,332
Professional services and other	10,555	7,775
Total cost of revenue	35,095	24,107
Gross profit	90,128	59,514
Operating expenses:
Research and development	34,032	19,929
Sales and marketing	82,112	49,493
General and administrative	25,766	15,070
Total operating expenses	141,910	84,492
Operating loss	(51,782)	(24,978)
Interest expense	(4,241)	(2,717)
Other income (expense), net	2,900	1,502
Loss before provision for (benefit from) income taxes	(53,123)	(26,193)
Provision for (benefit from) income taxes	(1,157)	(231)
Net loss	$(51,966)	$(25,962)

Net loss per share, basic and diluted	$(0.46)	$(0.25)

Weighted-average shares used to compute net loss per share, basic and diluted	112,682	104,203
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018

Net loss	$(51,966)	$(25,962)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	195	(125)
Foreign currency translation adjustments	(333)	(444)
Other comprehensive income (loss)	(138)	(569)
Comprehensive loss	$(52,104)	$(26,531)

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018

Common stock and additional paid in capital:
Balance, beginning of period	$744,907	$565,663
Issuance of common stock upon exercise of stock options and other activity, net	13,516	12,414
Issuance of common stock for settlement of RSUs	2,809	—
Stock-based compensation	22,846	14,352
Equity component of convertible senior notes, net of issuance costs	—	77,642
Issuance of warrants related to convertible notes	—	52,440
Purchase of convertible senior notes hedges	—	(80,040)
Balance, end of period	784,078	642,471

Accumulated deficit:
Balance, beginning of period	(492,211)	(366,714)
Net loss	(51,966)	(25,962)
Balance, end of period	(544,177)	(392,676)

Accumulated other comprehensive loss:
Balance, beginning of period	(319)	391
Other comprehensive loss	(138)	(569)
Balance, end of period	(457)	(178)
Total stockholder’s equity	$239,444	$249,617

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
		As Adjusted (1)

Cash flows from operating activities:
Net loss	$(51,966)	$(25,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,685	14,135
Depreciation, amortization and accretion	3,399	2,069
Amortization of debt discount and issuance costs	4,025	2,571
Amortization of deferred commissions	6,328	4,572
Deferred income taxes	(1,369)	(348)
Other	(100)	161
Changes in operating assets and liabilities:
Accounts receivable	9,297	1,719
Deferred commissions	(9,795)	(5,693)
Prepaid expenses and other assets	5,975	(3,889)
Operating lease right-of-use assets	3,066	4,564
Accounts payable	1,640	607
Accrued compensation	4,143	329
Accrued expenses and other liabilities	3,288	(1,023)
Operating lease liabilities	(39)	(2,954)
Deferred revenue	20,685	13,114
Net cash provided by operating activities	21,262	3,972
Cash flows from investing activities:
Capitalization of internal-use software costs	(369)	(1,051)
Purchases of property and equipment	(7,710)	(4,477)
Purchases of securities available for sale	(146,545)	(252,914)
Proceeds from maturities of securities available for sale	61,244	19,500
Proceeds from sales of securities available for sale	11,996	—
Payments for business acquisition, net of cash acquired	(44,223)	—
Net cash used in investing activities	(125,607)	(238,942)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	335,055
Purchase of convertible senior notes hedge	—	(80,040)
Proceeds from issuance of warrants related to convertible notes	—	52,440
Proceeds from stock option exercises, net of repurchases	13,388	12,196
Other, net	(126)	(206)
Net cash provided by financing activities	13,262	319,445
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(282)	(387)
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,365)	84,088
Cash, cash equivalents and restricted cash at beginning of period	311,215	136,233
Cash, cash equivalents and restricted cash at end of period	$219,850	$220,321

Supplementary cash flow disclosure:
Vesting of early exercised common stock options	128	243
Operating lease right-of-use assets exchanged for lease obligations	1,665	19,325
Property and equipment acquired through tenant improvement allowance	—	3,329
Property and equipment and other accrued but not yet paid	924	147
Bonus settled through the issuance of common stock	2,809	—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$208,106	$211,756
Restricted cash, current included in prepaid expenses and other current assets	307	—
Restricted cash, noncurrent included in other assets	11,437	8,565
Total cash, cash equivalents and restricted cash	$219,850	$220,321

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.
 See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading independent identity management platform for the enterprise. The Okta Identity Cloud enables the Company’s customers to securely connect people to technology, anywhere, anytime and from any device. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2019, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2019. Effective February 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842) as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with this standard, as indicated by references to "as adjusted" in these condensed consolidated financial statements and related notes.
Certain reclassifications of prior period amounts have been made in our condensed consolidated financial statements to conform to the current period presentation. Accrued expenses of $14.8 million as of January 31, 2019 were included in accounts payable. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.
Convertible Senior Notes
In February 2018, the Company issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes) in a private offering, including the initial purchasers’ exercise in full of their option to purchase additional notes. The Company received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. See Note 9 for additional details.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of the 2023 Notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, contingencies and the valuation of acquired intangible assets.

2. Accounting Standards and Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to record a right-of-use asset and a corresponding lease liability on their balance sheet for most leases. The Company adopted the requirements of ASC 842 as of February 1, 2019, using the modified retrospective method for leases that existed as of February 1, 2017, or were entered into thereafter. The modified retrospective method provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.
In order to simplify an entity’s transition, ASC 842 provides a package of three practical expedients, which must be elected together and applied consistently to all of an entity’s leases. The Company elected to utilize the package of practical expedients and, therefore, did not reassess:

•	whether contractual arrangements that expired prior to or existed as of February 1, 2017, are or contain leases,

•	the classification of leases that expired prior to or existed as of February 1, 2017, and

•	initial direct costs for leases that existed as of February 1, 2017.
As of the later of February 1, 2017 or each lease’s respective commencement date, the Company recorded lease liabilities equal to the present value of the remaining minimum lease payments and right-of-use assets equal to the corresponding lease liability adjusted for (i) any prepaid or accrued lease payments, (ii) the remaining balance of any lease incentives received, (iii) unamortized initial direct costs and (iv) any impairments.
The Company adjusted its condensed consolidated balance sheet from amounts previously reported due to the adoption of ASC 842. Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 842, are as follows (in thousands):

	As of January 31, 2019
	As Reported	Adoption of ASC 842	As Adjusted
	(unaudited)
Assets
Current assets:
Prepaid expenses and other current assets	$29,451	$(1,214)	$28,237
Total current assets	709,330	(1,214)	708,116
Operating lease right-of-use assets	—	121,389	121,389
Other noncurrent assets	15,286	(197)	15,089
Total assets	$864,335	$119,978	$984,313

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses and other liabilities	$24,740	$8,913	$33,653
Total current liabilities	564,191	8,913	573,104
Other noncurrent liabilities	38,999	(35,981)	3,018
Operating lease liabilities, noncurrent	—	147,046	147,046
Total liabilities	611,958	119,978	731,936
Total liabilities and stockholders’ equity	$864,335	$119,978	$984,313
The Company’s condensed consolidated statement of cash flows reflects the adoption of ASC 842. The adoption of ASC 842 did not have an impact on cash provided by or used in operating, investing, or financing activities or on the Company’s condensed consolidated statements of operations.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2019. Except for the accounting policies for operating leases that were updated below as a result of adopting ASC 842, there have been no significant changes to these policies for the three months ended April 30, 2019.
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2028. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The estimation of the incremental borrowing rate is based on an analysis of publicly traded debt securities of companies with similar credit and financial profiles. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its condensed consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. This guidance is effective for the Company on February 1, 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
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
3. Business Combinations
On July 13, 2018, the Company acquired all issued and outstanding capital stock of ScaleFT, Inc. (ScaleFT), a “zero trust” security company which provides access solutions for the modern workforce. The acquisition date cash consideration transferred for ScaleFT was $15.6 million, net of $0.6 million in cash acquired. The Company recorded $4.6 million for developed technology intangible assets with an estimated useful life of three years and $11.8 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of ScaleFT’s technology and the Company’s technology. The Company incurred $1.1 million of acquisition-related costs, which were recorded as general and administrative expense in the quarter ended July 31, 2018.
On March 18, 2019, the Company acquired all issued and outstanding capital stock of Azuqua, Inc. (Azuqua), a company which provides a no-code, cloud-based integration platform that automates workflows between applications and services. The acquisition date cash consideration transferred for Azuqua was $44.2 million, net of $1.1 million in cash acquired. The Company recorded $15.7 million for developed technology intangible assets with an estimated useful life of five years and preliminarily recorded $29.9 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Azuqua’s technology and the Company’s technology. The Company incurred $3.0 million of acquisition-related costs, which were recorded as general and administrative expense in the quarter ended April 30, 2019.

The Company also incurred total deferred compensation arrangements in connection with these acquisitions of $10.8 million, of which $0.9 million was recognized as compensation during the three months ended April 30, 2019. The remaining deferred compensation balance of $8.2 million will be recognized over a weighted-average period of 2.1 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of April 30, 2019 and January 31, 2019 were as follows (in thousands):

	As of April 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$129,839	$—	$—	$129,839
Total cash equivalents	$129,839	$—	$—	$129,839
Short-term investments:
U.S. treasury securities	214,112	95	(9)	214,198
Corporate debt securities	125,093	87	(1)	125,179
Total short-term investments	339,205	182	(10)	339,377
Total	$469,044	$182	$(10)	$469,216

	As of January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	$3,409	$—	$(1)	$3,408
Total cash equivalents	$250,835	$—	$(1)	$250,834
Short-term investments:
U.S. treasury securities	195,913	37	(53)	195,897
Corporate debt securities	69,483	13	(19)	69,477
Total short-term investments	265,396	50	(72)	265,374
Total	$516,231	$50	$(73)	$516,208
All short-term investments were designated as available-for-sale securities as of April 30, 2019 and January 31, 2019.
The following tables present the contractual maturities of the Company’s short-term investments as of April 30, 2019 and January 31, 2019 (in thousands):

	As of April 30, 2019		As of January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$339,205	$339,377	$265,396	$265,374
Due between one to five years	—	—	—	—
	$339,205	$339,377	$265,396	$265,374

The Company had 14 and 34 short-term investments in unrealized loss positions as of April 30, 2019 and January 31, 2019, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2019 or 2018.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of April 30, 2019 and January 31, 2019.
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

	As of April 30, 2019
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$129,839	$—	$—	$129,839
Total cash equivalents	$129,839	$—	$—	$129,839
Short-term investments:
U.S. treasury securities	—	214,198	—	214,198
Corporate debt securities	—	125,179	—	125,179
Total short-term investments	—	339,377	—	339,377
Total cash equivalents and short-term investments	$129,839	$339,377	$—	$469,216

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	—	3,408	—	3,408
Total cash equivalents	$247,426	$3,408	$—	$250,834
Short-term investments:
U.S. treasury securities	$—	$195,897	$—	$195,897
Corporate debt securities	—	69,477	—	69,477
Total short-term investments	—	265,374	—	265,374
Total cash equivalents and short-term investments	$247,426	$268,782	$—	$516,208
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2019
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value

	(unaudited)
Convertible senior notes	$281,938	$762,964
The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair value of the 2023 Notes, which the Company has classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. As of April 30, 2019, the difference between the net carrying amount of the 2023 Notes and estimated fair value represents the equity conversion value premium the market assigned to the 2023 Notes. Based on the closing price of our common stock of $104.03 on April 30, 2019, the if-converted value of the 2023 Notes exceeded the principal amount of $345.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $9.8 million and $5.7 million in the three months ended April 30, 2019 and 2018, respectively. Amortization of contract costs was $6.3 million and $4.6 million for the three months ended April 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of April 30, 2019 and January 31, 2019, goodwill was $48.0 million and $18.1 million, respectively. During the three months ended April 30, 2019, the Company recorded $29.9 million of goodwill in connection with the Azuqua acquisition that was completed in March 2019. See Note 3 for further details. No goodwill impairments were recorded during the three months ended April 30, 2019 and 2018.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2019
	Gross	Accumulated Amortization	Net

	(unaudited)
Capitalized internal-use software costs	$20,304	$(11,188)	$9,116
Purchased developed technology	20,300	(1,596)	18,704
Software licenses	1,023	(822)	201
	$41,627	$(13,606)	$28,021

	As of January 31, 2019
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$19,838	$(9,969)	$9,869
Purchased developed technology	4,600	(833)	3,767
Software licenses	1,023	(763)	260
	$25,461	$(11,565)	$13,896

The Company capitalized $0.5 million and $1.3 million of internal-use software costs in the three months ended April 30, 2019 and 2018, respectively. Included in the total amount capitalized is stock-based compensation expense of $0.1 million and $0.2 million for the three months ended April 30, 2019 and 2018, respectively.
In addition, during the three months ended April 30, 2019, the Company recorded $15.7 million of purchased developed technology from the Azuqua acquisition. See Note 3 for further details.
Intangible amortization expense was $2.1 million and $1.2 million for the three months ended April 30, 2019 and 2018, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was $98.0 million and $64.6 million, respectively. Professional services and other revenue recognized in the three months ended April 30, 2019 and 2018 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.
As of April 30, 2019, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $792.0 million. Of this amount, the Company expects to recognize revenue of approximately $416.0 million, or 53%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of April 30, 2019 was not material.

Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables and contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to its revenue recognition policy. As of April 30, 2019 and January 31, 2019, contract assets and unbilled receivables were $0.8 million and $1.5 million, respectively, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
9. Convertible Senior Notes, Net
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended April 30, 2019, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending July 31, 2019 and were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion.
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
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018
	(unaudited)
Contractual interest expense	$216	$146
Amortization of debt issuance costs	319	190
Amortization of debt discount	3,706	2,381
Total	$4,241	$2,717

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
The 2023 Notes, net consisted of the following (in thousands):

As of April 30, 2019
(unaudited)
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(69,347)
Net carrying amount	$275,653

At Issuance
(unaudited)
Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642

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
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2019 and 2028. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
The Company also has a sublease for a former corporate office. The sublease has a remaining lease term of 5.4 years. Sublease income, which is recorded as a reduction of rental expense, was $0.7 million for the three months ended April 30, 2019.
Operating lease costs for the three months ended April 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Operating lease cost(1)	$5,463	$3,434
(1) Amounts are presented gross of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 8.6 years and 8.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.8% and 5.9% as of April 30, 2019 and January 31, 2019, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of April 30, 2019 are as follows (in thousands):

Operating Leases
2020	$14,623
2021	24,553
2022	24,226
2023	23,756
2024	24,246
Thereafter	95,733
Total lease payments	207,137
Less imputed interest	(47,631)
Total operating lease liabilities	$159,506

Cash payments included in the measurement of the Company’s operating lease liabilities were $2.4 million and $3.1 million for the three months ended April 30, 2019 and 2018, respectively.
As of April 30, 2019, the Company has $35.6 million of undiscounted future payments under an operating lease that has not yet commenced, which is excluded from the table above. This operating lease will commence in fiscal 2020 and has a lease term of 8.7 years.
11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of leases, letters of credit in the aggregate amount of $11.7 million and $12.7 million were issued and outstanding as of April 30, 2019 and January 31, 2019, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2019.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2019	2018

	(unaudited)
Cost of revenue
Subscription	$2,422	$1,529
Professional services and other	1,519	889
Research and development	6,346	4,213
Sales and marketing	6,786	4,153
General and administrative	5,612	3,351
Total	$22,685	$14,135

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three months ended April 30, 2019 and 2018. See Note 7 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). Upon the completion of the Company’s initial public offering (IPO) in April 2017, the Company ceased granting equity under the 2009 Plan, and all shares that remained available for future issuance under the 2009 Plan at that time were transferred to the 2017 Plan. As of April 30, 2019, options to purchase 15,258,828 shares of Class B common stock and 1,230,363 shares of Class A common stock remain outstanding.
Shares of common stock reserved for future issuance are as follows:

As of
April 30, 2019
(unaudited)
Stock options and unvested RSUs outstanding	21,336,935
Available for future stock option and RSU grants	17,559,281
Available for ESPP	3,976,652
42,872,868

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	17,803,794	$9.16	7.1	$1,304,446
Granted	412,360	82.16
Exercised	(1,632,494)	8.20
Canceled	(94,469)	9.66
Outstanding as of April 30, 2019 (unaudited)	16,489,191	$11.08	7.0	$1,532,670
As of April 30, 2019
Vested and exercisable (unaudited)	9,893,164	$7.68	6.5	$953,187
As of April 30, 2019, there was a total of $46.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of January 31, 2019	4,835,536	$44.49
Granted	533,256	82.38
Vested	(354,075)	37.45
Forfeited	(166,973)	40.91
Outstanding as of April 30, 2019 (unaudited)	4,847,744	$49.30
As of April 30, 2019, there was $207.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
As of April 30, 2019, there was $2.3 million of unrecognized stock-based compensation expense related to ESPP that is expected to be recognized over an average vesting period of 0.6 years.
13. Income Taxes
For the three months ended April 30, 2019, the Company recorded a tax benefit of $1.2 million on a pretax loss of $53.1 million. The effective tax rate for the three months ended April 30, 2019 was 2.2%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the Azuqua acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
For the three months ended April 30, 2018, the Company recorded a tax benefit of $0.2 million on a pretax loss of $26.2 million. The effective tax rate for the three months ended April 30, 2018 was 0.9%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets.
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2019		2018
	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(47,227)	$(4,739)	$(19,929)	$(6,033)
Denominator:
Weighted-average shares outstanding - basic and diluted	102,407	10,275	79,988	24,215
Net loss per share, basic and diluted	$(0.46)	$(0.46)	$(0.25)	$(0.25)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2019	2018

	(unaudited)
Unvested restricted common stock issued and outstanding	—	400
Stock options issued and outstanding	16,489	22,675
Unvested RSUs issued and outstanding	4,848	3,433
Unvested restricted stock awards issued and outstanding	177	388
Shares related to convertible senior notes	7,134	—
Shares subject to warrants related to the issuance of convertible senior notes	7,134	—
Shares committed under the ESPP	261	1,062
Unvested shares subject to repurchase	30	139
	36,073	28,097
The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option of the 2023 Notes and exercise rights of the warrants will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share and exercise price of the warrants of $68.06 per share, respectively. During the three months ended April 30, 2019, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes and exercise price of the warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect people to technology, anywhere, anytime and from any device. Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, IT infrastructure providers, servers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely embed identity into their software. Our approach allows our customers to simplify and scale their IT and security infrastructures more efficiently as the number of users, devices, clouds and other technologies in their ecosystem grows.
We founded the company in 2009 to reinvent identity for the modern cloud era, where identity is the critical foundation for connection and trust between users and technology. Since our inception, we have consistently innovated to enhance our platform and our product offerings.
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of April 30, 2019, we had over 6,000 integrations with these cloud, mobile and web applications and IT infrastructure providers.
We employ a SaaS business model. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, independent software vendors, or ISVs, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. The Okta Identity Cloud is used by our customers to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our platform is also used to manage and secure the identities of an organization's own customers via the powerful APIs we have developed, which we refer to as customer identity. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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
Interest Expense and Other Income (Expense), Net
Interest expense and other income (expense), net consists principally of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes) and interest income from our investment holdings.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Revenue:
Subscription	$117,163	$76,841
Professional services and other	8,060	6,780
Total revenue	125,223	83,621
Cost of revenue:
Subscription(1)	24,540	16,332
Professional services and other(1)	10,555	7,775
Total cost of revenue	35,095	24,107
Gross profit	90,128	59,514
Operating expenses:
Research and development(1)	34,032	19,929
Sales and marketing(1)	82,112	49,493
General and administrative(1)	25,766	15,070
Total operating expenses	141,910	84,492
Operating loss	(51,782)	(24,978)
Interest expense	(4,241)	(2,717)
Other income (expense), net	2,900	1,502
Loss before provision for (benefit from) income taxes	(53,123)	(26,193)
Provision for (benefit from) income taxes	(1,157)	(231)
Net loss	$(51,966)	$(25,962)
_______________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Cost of subscription revenue	$2,422	$1,529
Cost of professional services and other revenue	1,519	889
Research and development	6,346	4,213
Sales and marketing	6,786	4,153
General and administrative	5,612	3,351
Total stock-based compensation expense	$22,685	$14,135

	Three Months Ended April 30,
	2019	2018
Revenue
Subscription	94%	92%
Professional services and other	6	8
Total revenue	100	100
Cost of revenue
Subscription	20	20
Professional services and other	8	9
Total cost of revenue	28	29
Gross profit	72	71
Operating expenses
Research and development	27	24
Sales and marketing	65	59
General and administrative	21	18
Total operating expenses	113	101
Operating loss	(41)	(30)
Interest expense	(3)	(3)
Other income (expense), net	2	2
Loss before provision for (benefit from) income taxes	(42)	(31)
Provision for (benefit from) income taxes	(1)	—
Net loss	(41)%	(31)%
Comparison of the Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$117,163	$76,841	$40,322	52%
Professional services and other	8,060	6,780	1,280	19
Total revenue	$125,223	$83,621	$41,602	50
Percentage of revenue:
Subscription	94%	92%
Professional services and other	6	8
Total	100%	100%
Subscription revenue increased by $40.3 million, or 52%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.3 million, or 19%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$24,540	$16,332	$8,208	50%
Professional services and other	10,555	7,775	2,780	36
Total cost of revenue	$35,095	$24,107	$10,988	46
Gross profit	$90,128	$59,514	$30,614	51
Gross margin:
Subscription	79%	79%
Professional services and other	(31)	(15)
Total gross margin	72	71
Cost of subscription revenue increased by $8.2 million, or 50%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily due to an increase of $3.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services and an increase of $1.8 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue was 79% for the three months ended April 30, 2019 and 2018. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $2.8 million, or 36%, for the three months ended April 30, 2019, compared to the three months ended April 30, 2018, primarily due to an increase of $1.6 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (31)% during the three months ended April 30, 2019 from (15)% during the three months ended April 30, 2018, primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Research and development	$34,032	$19,929	$14,103	71%
Percentage of revenue	27%	24%
Research and development expenses increased $14.1 million, or 71%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $10.4 million in employee compensation costs due to higher headcount and an increase of $1.4 million in allocated overhead costs.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$82,112	$49,493	$32,619	66%
Percentage of revenue	65%	59%

Sales and marketing expenses increased $32.6 million, or 66%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $12.2 million related to marketing and event costs primarily driven by increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers, and the expense of our annual customer conference, which was held during the first quarter of fiscal 2020, but not during the first quarter of fiscal 2019. Additionally there was an increase of $11.7 million in employee compensation costs related to headcount growth, an increase of $2.8 million in allocated overhead costs and an increase of $2.7 million in employee-related expenses.
General and Administrative Expenses

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
General and administrative	$25,766	$15,070	$10,696	71%
Percentage of revenue	21%	18%
General and administrative expenses increased $10.7 million, or 71%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $5.9 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $3.0 million in acquisition-related costs for our acquisition of Azuqua.
Interest Expense and Other Income (Expense), Net

	Three Months Ended April 30,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Interest expense	$(4,241)	$(2,717)	$(1,524)	56%
Other income (expense), net	2,900	1,502	1,398	93%
Interest expense increased $1.5 million, or 56%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily related to the 2023 Notes. Other income (expense), net increased $1.4 million, or 93%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2019	2018

Customers with Annual Contract Value (ACV) above $100,000	1,142	747
Dollar-Based Retention Rate for the trailing 12 months ended	119%	121%

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Calculated Billings	$147,195	$95,926

Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2019, we had over 6,550 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 1,142 and 747 as of April 30, 2019 and 2018, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
Dollar-Based Retention Rate
Our Dollar-Based Retention Rate for the trailing 12 months ended April 30, 2019 and 2018 was 119% and 121%, respectively.
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
As we add larger customers and the size of our initial deployments continues to grow, we expect our Dollar-Based Retention Rate will remain strong, with period to period fluctuations.
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
Calculated Billings increased 53% in the three months ended April 30, 2019 over the three months ended April 30, 2018. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial measures, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses and income are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended April 30,
	2019	2018

	(dollars in thousands)
Gross profit	$90,128	$59,514
Add:
Stock-based compensation expense included in cost of revenue	3,941	2,418
Amortization of acquired intangibles	763	—
Non-GAAP gross profit	$94,832	$61,932
Gross margin	72%	71%
Non-GAAP gross margin	76%	74%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended April 30,
	2019	2018

	(dollars in thousands)
Operating loss	$(51,782)	$(24,978)
Add:
Stock-based compensation expense	22,685	14,135
Amortization of acquired intangibles	763	—
Acquisition-related expenses	3,449	—
Non-GAAP operating loss	$(24,885)	$(10,843)
Operating margin	(41)%	(30)%
Non-GAAP operating margin	(20)%	(13)%

Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$21,262	$3,972
Less:
Purchases of property and equipment	(7,710)	(4,477)
Capitalization of internal-use software costs	(369)	(1,051)
Free Cash Flow	$13,183	$(1,556)
Net cash used in investing activities	$(125,607)	$(238,942)
Net cash provided by financing activities	$13,262	$319,445
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Total revenue	$125,223	$83,621
Add:
Deferred revenue (end of period)	275,704	177,894
Unbilled receivables (beginning of period)	1,457	809
Less:
Unbilled receivables (end of period)	(799)	(1,619)
Deferred revenue (beginning of period)	(254,390)	(164,779)
Calculated billings	$147,195	$95,926
Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $547.5 million, which were held for working capital purposes. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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

We believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2019, we had deferred revenue of $275.7 million, of which $268.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$21,262	$3,972
Net cash used in investing activities	(125,607)	(238,942)
Net cash provided by financing activities	13,262	319,445
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(282)	(387)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(91,365)	$84,088
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
During the three months ended April 30, 2019, cash provided by operating activities was $21.3 million primarily due to our net loss of $52.0 million, adjusted for non-cash charges of $35.0 million and net cash inflows of $38.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $20.7 million increase in deferred revenue, a $5.8 million increase in accounts payable and accrued compensation, a $9.3 million decrease in accounts receivable, a $6.0 million decrease in prepaid expenses and other assets and a $3.1 million decrease in operating lease right-of-use assets, partially offset by a $9.8 million increase in deferred commissions and a $3.3 million decrease in accrued expenses and other liabilities.
During the three months ended April 30, 2018, cash provided by operating activities was $4.0 million primarily due to our net loss of $26.0 million, adjusted for non-cash charges of $23.2 million and net cash inflows of $6.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $13.1 million increase in deferred revenue, a $0.9 million increase in accounts payable and accrued compensation, a $4.6 million decrease in operating lease right-of-use assets and a

$1.7 million decrease in accounts receivable, partially offset by a $5.7 million increase in deferred commissions, a $3.9 million increase in prepaid expenses and other assets, a $3.0 million decrease in operating lease liabilities and a $1.0 million decrease in other accrued expenses.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2019 of $125.6 million was primarily attributable to the purchases of investments of $146.5 million, payment of $44.2 million, net of cash acquired, in connection with our Azuqua acquisition and purchases of property and equipment of $7.7 million to support additional office space and headcount. These activities were offset by proceeds from the sales and maturities of investments of $73.2 million.
Net cash used in investing activities during the three months ended April 30, 2018 of $238.9 million was primarily attributable to the purchase of investments of $252.9 million, purchases of property and equipment of $4.5 million to support additional office space and headcount and the capitalization of internal-use software costs of $1.1 million associated with the development of additional features and functionality of our platform. These activities were partially offset by proceeds from the sale and maturities of investments of $19.5 million.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2019 of $13.3 million was primarily attributable to proceeds from the exercise of stock options, net of repurchases, of $13.4 million.
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
Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the three months ended April 30, 2019, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $547.5 million as of April 30, 2019, of which $469.2 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of April 30, 2019.
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

•	increase our network of channel partners, which include resellers, ISVs, system integrators and other distribution partners;

•	adequately expand our sales force, and maintain or increase our sales force’s productivity;

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,265 employees as of April 30, 2018 to 1,770 employees as of April 30, 2019. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Canada and Australia, and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. For products that organizations can use to manage identities for their workforce (employees, contractors and partners), which we refer to as workforce identity, our competitors include authentication, lifecycle management and multi-factor authentication providers, many of which are large companies such as Computer Associates (a subsidiary of Broadcom), IBM, Microsoft, Oracle, RSA (a division of Dell Technologies), Duo Security (a division of Cisco Systems), SailPoint and Symantec, and other companies that have acquired identity management solution providers in recent years. For products that organizations can use to manage and secure their customers’ identities, which we refer to as customer identity, we generally compete with internally developed systems, infrastructure-as-a-service providers, such as Amazon Web Services (AWS), Google Cloud Platform and Microsoft, and dedicated customer identity and access management vendors, such as Gigya (a division of SAP) and Janrain (a division of Akamai Technologies). We also actively compete with private companies that offer point products that address certain of the problems that our platform solves for both workforce identity and customer identity. With the continuing merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, there is a greater likelihood that we will compete with other large technology companies in the future in both the workforce identity and customer identity markets. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do.
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
In addition, we use channel partners to sell our products and conduct business on our behalf abroad. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Noncompliance with the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a material adverse effect on our reputation, business, results of operations, and financial condition.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014 the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. We adopted this new standard on February 1, 2018, and the adoption did not have a material impact on revenue. The primary impact of the adoption relates to the treatment of the costs incurred to acquire contracts. Refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 for additional information on the new standard and a summary of adjustments to amounts previously reported. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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

In addition, on December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred during our taxable year ended January 31, 2018 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation, and indefinite carryforward, on our net operating losses generated during our taxable year ended January 31, 2019, and forward. Furthermore, our ability to utilize our net operating losses is conditioned upon generating future U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards generated prior to our tax year ended January 31, 2018 could expire unused.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 54.5% of the voting power of our capital stock as of April 30, 2019. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2019, our directors, executive officers, and their affiliates, held in the aggregate 54.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the 2023 Notes and the warrants issued at the time of the issuance of the 2023 Notes. If we elect to satisfy our conversion obligation on the 2023 Notes solely in shares of our Class A common stock upon conversion of the notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
In the event the conditional conversion feature of the 2023 Notes is triggered, holders of 2023 Notes will be entitled to convert the 2023 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2023 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of April 30, 2019, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between May 1, 2019 and July 31, 2019. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

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

Okta, Inc.

May 30, 2019	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)