Form 10-Q
period 2019-07-31
Okta, Inc.
filed 2019-08-29
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38044
_____________________________________
Okta, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware	100 First Street, Suite 600	26-4175727
(State or Other Jurisdiction of Incorporation or Organization)	San Francisco	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 31, 2019, the number of shares of registrant’s Class A common stock outstanding was 106,594,796 and the number of shares of the registrant’s Class B common stock outstanding was 10,153,338.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	July 31, 2019	January 31, 2019
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$206,753	$298,394
Short-term investments	350,712	265,374
Accounts receivable, net of allowances of $1,331 and $2,098	87,851	91,926
Deferred commissions	27,062	24,185
Prepaid expenses and other current assets	24,642	28,237
Total current assets	697,020	708,116
Property and equipment, net	51,858	52,921
Operating lease right-of-use assets	116,706	121,389
Deferred commissions, noncurrent	59,560	54,812
Intangible assets, net	34,712	13,897
Goodwill	47,964	18,089
Other assets	18,990	15,089
Total assets	$1,026,810	$984,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,492	$2,431
Accrued expenses and other current liabilities	31,843	33,653
Accrued compensation	21,869	19,770
Convertible senior notes, net	279,741	271,628
Deferred revenue	283,724	245,622
Total current liabilities	620,669	573,104
Operating lease liabilities, noncurrent	143,706	147,046
Deferred revenue, noncurrent	7,469	8,768
Other liabilities, noncurrent	4,241	3,018
Total liabilities	776,085	731,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31, 2019 and January 31, 2019.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of July 31, 2019 and January 31, 2019; 106,595 and 101,093 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively.	11	10
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of July 31, 2019 and January 31, 2019; 10,153 and 11,059 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively.	1	1
Additional paid-in capital	839,523	744,896
Accumulated other comprehensive loss	(1,653)	(319)
Accumulated deficit	(587,157)	(492,211)
Total stockholders’ equity	250,725	252,377
Total liabilities and stockholders’ equity	$1,026,810	$984,313

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription	$132,494	$87,854	$249,657	$164,695
Professional services and other	7,986	6,732	16,046	13,512
Total revenue	140,480	94,586	265,703	178,207
Cost of revenue:
Subscription	27,917	19,211	52,457	35,543
Professional services and other	10,863	9,017	21,418	16,792
Total cost of revenue	38,780	28,228	73,875	52,335
Gross profit	101,700	66,358	191,828	125,872
Operating expenses:
Research and development	40,045	24,829	74,077	44,758
Sales and marketing	78,385	59,004	160,497	108,497
General and administrative	26,887	20,955	52,653	36,025
Total operating expenses	145,317	104,788	287,227	189,280
Operating loss	(43,617)	(38,430)	(95,399)	(63,408)
Interest expense	(4,304)	(4,058)	(8,545)	(6,775)
Other income, net	3,464	2,296	6,364	3,798
Loss before benefit from income taxes	(44,457)	(40,192)	(97,580)	(66,385)
Benefit from income taxes	(1,477)	(985)	(2,634)	(1,216)
Net loss	$(42,980)	$(39,207)	$(94,946)	$(65,169)

Net loss per share, basic and diluted	$(0.37)	$(0.37)	$(0.83)	$(0.62)

Weighted-average shares used to compute net loss per share, basic and diluted	115,033	106,702	114,042	105,475
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Net loss	$(42,980)	$(39,207)	$(94,946)	$(65,169)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	194	77	389	(48)
Foreign currency translation adjustments	(1,390)	(379)	(1,723)	(823)
Other comprehensive loss	(1,196)	(302)	(1,334)	(871)
Comprehensive loss	$(44,176)	$(39,509)	$(96,280)	$(66,040)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Common stock and additional paid in capital:
Balance, beginning of period	$784,078	$642,471	$744,907	$565,663
Issuance of common stock upon exercise of stock options and other activity, net	23,965	16,740	37,481	29,154
Issuance of common stock for settlement of RSUs	—	—	2,809	—
Stock-based compensation	31,492	18,308	54,338	32,660
Equity component of convertible senior notes, net of issuance costs	—	(11)	—	77,631
Issuance of warrants related to convertible notes	—	—	—	52,440
Purchase of convertible senior notes hedges	—	—	—	(80,040)
Balance, end of period	839,535	677,508	839,535	677,508

Accumulated deficit:
Balance, beginning of period	(544,177)	(392,676)	(492,211)	(366,714)
Net loss	(42,980)	(39,207)	(94,946)	(65,169)
Balance, end of period	(587,157)	(431,883)	(587,157)	(431,883)

Accumulated other comprehensive loss:
Balance, beginning of period	(457)	(178)	(319)	391
Other comprehensive loss	(1,196)	(302)	(1,334)	(871)
Balance, end of period	(1,653)	(480)	(1,653)	(480)
Total stockholder’s equity	$250,725	$245,145	$250,725	$245,145

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
		As Adjusted (1)
Cash flows from operating activities:
Net loss	$(94,946)	$(65,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	53,959	32,357
Depreciation, amortization and accretion	7,916	3,699
Amortization of debt discount and issuance costs	8,113	6,413
Amortization of deferred commissions	13,192	9,613
Deferred income taxes	(3,057)	(1,575)
Non-cash charitable contributions	652	1,008
Other	84	18
Changes in operating assets and liabilities:
Accounts receivable	4,459	(7,240)
Deferred commissions	(21,372)	(14,240)
Prepaid expenses and other assets	1,534	622
Operating lease right-of-use assets	6,189	7,540
Accounts payable	1,368	767
Accrued compensation	4,717	498
Accrued expenses and other liabilities	1,304	2,061
Operating lease liabilities	(159)	(4,554)
Deferred revenue	36,175	26,811
Net cash provided by (used in) operating activities	20,128	(1,371)
Cash flows from investing activities:
Capitalization of internal-use software costs	(1,330)	(1,725)
Purchases of property and equipment	(9,917)	(9,790)
Purchases of securities available for sale and other	(237,693)	(320,018)
Proceeds from maturities of securities available for sale	136,344	79,500
Proceeds from sales of securities available for sale and other	17,329	—
Purchases of intangible assets	(8,500)	—
Payments for business acquisition, net of cash acquired	(44,223)	(15,638)
Net cash used in investing activities	(147,990)	(267,671)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	334,980
Purchase of convertible senior notes hedge	—	(80,040)
Proceeds from issuance of warrants related to convertible notes	—	52,440
Proceeds from stock option exercises, net of repurchases	27,453	21,055
Proceeds from shares issued in connection with employee stock purchase plan	9,005	6,654
Other, net	(126)	(206)
Net cash provided by financing activities	36,332	334,883
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,187)	(632)
Net increase (decrease) in cash, cash equivalents and restricted cash	(92,717)	65,209
Cash, cash equivalents and restricted cash at beginning of period	311,215	136,233
Cash, cash equivalents and restricted cash at end of period	$218,498	$201,442

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$431	$—
Income taxes	654	—
Non-cash investing and financing activities:
Vesting of early exercised common stock options	370	459
Common stock issued as charitable contribution	652	1,008
Operating lease right-of-use assets exchanged for lease obligations	1,665	125,526
Property and equipment acquired through tenant improvement allowance	—	22,237
Property and equipment and other accrued but not yet paid	602	605
Bonus settled through the issuance of common stock	2,809	—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$206,753	$192,882
Restricted cash, current included in prepaid expenses and other current assets	307	—
Restricted cash, noncurrent included in other assets	11,438	8,560
Total cash, cash equivalents and restricted cash	$218,498	$201,442

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.
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
Certain reclassifications of prior period amounts have been made in our condensed consolidated financial statements to conform to the current period presentation. We reclassified $14.8 million of certain accrued accounts payable to accrued expenses as of January 31, 2019. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.
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

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2019. Except for the accounting policies for operating leases that were updated below as a result of adopting ASC 842, there have been no significant changes to these policies for the six months ended July 31, 2019.
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

The Company also incurred total deferred compensation arrangements in connection with these acquisitions of $10.8 million, of which $2.1 million was recognized as compensation during the six months ended July 31, 2019. The remaining deferred compensation balance of $7.1 million will be recognized over a future weighted-average period of 1.9 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of July 31, 2019 and January 31, 2019 were as follows (in thousands):

	As of July 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$116,155	$—	$—	$116,155
Corporate debt securities	4,999	—	(1)	4,998
Total cash equivalents	121,154	—	(1)	121,153
Short-term investments:
U.S. treasury securities	204,210	189	(22)	204,377
Corporate debt securities	146,135	203	(3)	146,335
Total short-term investments	350,345	392	(25)	350,712
Total	$471,499	$392	$(26)	$471,865

	As of January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	3,409	—	(1)	3,408
Total cash equivalents	250,835	—	(1)	250,834
Short-term investments:
U.S. treasury securities	195,913	37	(53)	195,897
Corporate debt securities	69,483	13	(19)	69,477
Total short-term investments	265,396	50	(72)	265,374
Total	$516,231	$50	$(73)	$516,208

All short-term investments were designated as available-for-sale securities as of July 31, 2019 and January 31, 2019.
The Company’s short-term investments as of July 31, 2019 and January 31, 2019 all mature within one year, as follows (in thousands):

	As of July 31, 2019		As of January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$350,345	$350,712	$265,396	$265,374

The Company had 7 and 34 short-term investments in unrealized loss positions as of July 31, 2019 and January 31, 2019, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2019 or 2018.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of July 31, 2019 and January 31, 2019.
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

	As of July 31, 2019
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$116,155	$—	$—	$116,155
Corporate debt securities	—	4,998	—	4,998
Total cash equivalents	116,155	4,998	—	121,153
Short-term investments:
U.S. treasury securities	—	204,377	—	204,377
Corporate debt securities	—	146,335	—	146,335
Total short-term investments	—	350,712	—	350,712
Total cash equivalents and short-term investments	$116,155	$355,710	$—	$471,865

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	—	3,408	—	3,408
Total cash equivalents	247,426	3,408	—	250,834
Short-term investments:
U.S. treasury securities	—	195,897	—	195,897
Corporate debt securities	—	69,477	—	69,477
Total short-term investments	—	265,374	—	265,374
Total cash equivalents and short-term investments	$247,426	$268,782	$—	$516,208

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2019
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value

	(unaudited)
Convertible senior notes	$285,696	$958,925

The difference between the principal amount of the 2023 Notes, $345.0 million, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair value of the 2023 Notes, which are Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. As of July 31, 2019, the difference between the net carrying amount of the 2023 Notes and estimated fair value represents the equity conversion value premium the market assigned to the 2023 Notes. Based on the closing price of our common stock of $130.83 on July 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount of $345.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $11.6 million and $8.5 million in the three months ended July 31, 2019 and 2018, respectively, and $21.4 million and $14.2 million in the six months ended July 31, 2019 and 2018, respectively. Amortization of contract costs was $6.9 million and $5.0 million for the three months ended July 31, 2019 and 2018, respectively, and $13.2 million and $9.6 million for the six months ended July 31, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of July 31, 2019 and January 31, 2019, goodwill was $48.0 million and $18.1 million, respectively. During the six months ended July 31, 2019, the Company recorded $29.9 million of goodwill in connection with the Azuqua acquisition that was completed in March 2019. See Note 3 for further details. No goodwill impairments were recorded during the three and six months ended July 31, 2019 and 2018.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2019
	Gross	Accumulated Amortization	Net

	(unaudited)
Capitalized internal-use software costs	$21,494	$(12,342)	$9,152
Purchased developed technology	28,800	(3,381)	25,419
Software licenses	1,023	(882)	141
	$51,317	$(16,605)	$34,712

	As of January 31, 2019
	Gross	Accumulated Amortization	Net

Capitalized internal-use software costs	$19,838	$(9,969)	$9,869
Purchased developed technology	4,600	(833)	3,767
Software licenses	1,023	(763)	260
	$25,461	$(11,565)	$13,896

The Company capitalized $1.2 million and $0.8 million of internal-use software costs in the three months ended July 31, 2019 and 2018, respectively, and $1.7 million and $2.0 million of internal-use software costs in the six months ended July 31, 2019 and 2018, respectively. Stock-based compensation expense included in the total amounts capitalized were immaterial.
During the three months ended July 31, 2019, in connection with an asset acquisition, the Company recorded $8.5 million of purchased developed technology with an estimated useful life of five years. During the six months ended July 31, 2019, the Company recorded $24.2 million of purchased developed technology, of which $15.7 million related to the Azuqua acquisition (see Note 3 for further details).
Intangible amortization expense was $3.0 million and $1.2 million for the three months ended July 31, 2019 and 2018, respectively, and $5.1 million and $2.4 million for the six months ended July 31, 2019 and 2018, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was $113.1 million and $73.1 million, respectively, and $174.9 million and $114.3 million for the six months ended July 31, 2019 and 2018, respectively. Professional services and other revenue recognized in the three and six months ended July 31, 2019 and 2018 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.
As of July 31, 2019, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $913.6 million. Of this amount, the Company expects to recognize revenue of approximately $461.1 million, or 51%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of July 31, 2019 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables and contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to its revenue recognition policy. As of July 31, 2019 and January 31, 2019, contract assets and unbilled receivables were $1.0 million and $1.5 million, respectively, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended July 31, 2019, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending October 31, 2019 and were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2019. During the three months ended July 31, 2019, the Company received a request to convert an immaterial amount of 2023 Notes.
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
The effective interest rate of the liability component of the 2023 Notes is 5.68%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(unaudited)
Contractual interest expense	$215	$216	$431	$362
Amortization of debt issuance costs	329	288	648	478
Amortization of debt discount	3,759	3,554	7,465	5,935
Total	$4,303	$4,058	$8,544	$6,775

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
The 2023 Notes, net consisted of the following (in thousands):

As of July 31, 2019
(unaudited)
Liability component:
Principal	$345,000
Less: unamortized debt issuance costs and debt discount	(65,259)
Net carrying amount	$279,741

At Issuance
Equity component:
2023 Notes	$79,962
Less: issuance costs	(2,320)
Carrying amount of the equity component(1)	$77,642
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
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2028. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
The Company has various sublease agreements with third parties. The subleases have remaining lease terms of between one and five years. Sublease income, which is recorded as a reduction of rental expense, was $0.7 million and $1.4 million for the three and six months ended July 31, 2019.
Operating lease costs for the three and six months ended July 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(unaudited)
Operating lease cost(1)	$5,620	$5,807	$11,083	$9,241
(1) Amounts are presented gross of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 8.4 and 8.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.9% for each period as of July 31, 2019 and January 31, 2019, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of July 31, 2019 are as follows (in thousands):

Operating Leases
(unaudited)
2020	$12,157
2021	24,504
2022	24,189
2023	23,765
2024	24,252
Thereafter	95,733
Total lease payments	204,600
Less imputed interest	(45,310)
Total operating lease liabilities	$159,290

Cash payments included in the measurement of the Company’s operating lease liabilities were $2.4 million and $3.1 million for the three months ended July 31, 2019 and 2018, respectively, and $4.8 million and $6.1 million for the six months ended July 31, 2019 and 2018, respectively.
As of July 31, 2019, the Company has $35.6 million of undiscounted future payments under an operating lease that has not yet commenced, which is excluded from the table above. This operating lease will commence in fiscal 2021 and has a lease term of 8.7 years.
11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of leases, letters of credit in the aggregate amount of $11.7 million and $12.7 million were issued and outstanding as of July 31, 2019 and January 31, 2019, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2019.
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

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(unaudited)
Cost of revenue
Subscription	$3,111	$1,901	$5,533	$3,430
Professional services and other	1,873	1,083	3,392	1,972
Research and development	9,082	5,272	15,428	9,485
Sales and marketing	9,236	5,471	16,022	9,624
General and administrative	7,972	4,495	13,584	7,846
Total	$31,274	$18,222	$53,959	$32,357

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and six months ended July 31, 2019 and 2018. See Note 7 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of July 31, 2019, options to purchase 13,442,997 shares of Class B common stock and 1,144,327 shares of Class A common stock remain outstanding.
Shares of common stock reserved for future issuance are as follows:

As of
July 31, 2019
(unaudited)
Stock options and unvested RSUs outstanding	19,988,414
Available for future stock option and RSU grants	16,501,443
Available for ESPP	3,778,949
40,268,806

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	17,803,794	$9.16	7.1	$1,304,446
Granted	412,360	82.16
Exercised	(3,376,704)	8.13
Canceled	(252,126)	11.67
Outstanding as of July 31, 2019 (unaudited)	14,587,324	$11.42	6.6	$1,741,854
As of July 31, 2019
Vested and exercisable (unaudited)	9,195,820	$7.87	6.1	$1,130,712

As of July 31, 2019, there was a total of $39.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of January 31, 2019	4,835,536	$44.49
Granted	1,895,182	115.86
Vested	(1,016,224)	43.60
Forfeited	(313,404)	45.44
Outstanding as of July 31, 2019 (unaudited)	5,401,090	$69.65

As of July 31, 2019, there was $353.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years based on vesting under the award service conditions.

Employee Stock Purchase Plan
Except for the initial offering period which began April 7, 2017 and ended on June 20, 2018, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

(unaudited)
Expected volatility	43% - 59%	39% - 40%	43% - 59%	39% - 40%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	2.05% - 1.95%	2.12% - 2.34%	2.05% - 1.95%	2.12% - 2.34%
Expected dividend yield	—	—	—	—

During the three and six months ended July 31, 2019, the Company’s employees purchased 197,703 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $45.55 per share, with total proceeds of $9.0 million.
As of July 31, 2019, there was $8.3 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.9 years.
13. Income Taxes
For the three and six months ended July 31, 2019, the Company recorded a tax benefit of $1.5 million and $2.6 million, respectively, on pretax losses of $44.5 million and $97.6 million, respectively. The effective tax rate for the three and six months ended July 31, 2019 was 3.3% and 2.7%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the Azuqua acquisition and excess tax benefits from stock-based compensation in the United Kingdom. These tax benefits were partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
For the three and six months ended July 31, 2018, the Company recorded a tax benefit of $1.0 million and $1.2 million, respectively, on pretax losses of $40.2 million and $66.4 million, respectively. The effective tax rate for the three and six months ended July 31, 2018 was 2.5% and 1.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for U.S. losses due to having a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the ScaleFT acquisition and excess tax benefits from stock-based compensation in the United Kingdom. These tax benefits were partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(39,250)	$(3,730)	$(33,862)	$(5,345)	$(86,516)	$(8,430)	$(53,242)	$(11,927)
Denominator:
Weighted-average shares outstanding - basic and diluted	105,049	9,984	92,156	14,546	103,917	10,125	86,172	19,303
Net loss per share, basic and diluted	$(0.37)	$(0.37)	$(0.37)	$(0.37)	$(0.83)	$(0.83)	$(0.62)	$(0.62)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2019	2018

	(unaudited)
Unvested restricted common stock issued and outstanding	—	400
Stock options issued and outstanding	14,587	20,898
Unvested RSUs issued and outstanding	5,401	4,891
Unvested restricted stock awards issued and outstanding	177	388
Shares related to convertible senior notes	7,134	7,134
Shares subject to warrants related to the issuance of convertible senior notes	7,134	—
Shares committed under the ESPP	215	360
Unvested shares subject to repurchase	14	96
	34,662	34,167

The Company expects to settle the principal amount of the 2023 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option of the 2023 Notes and exercise rights of the Warrants will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of the 2023 Notes of $48.36 per share and exercise price of the Warrants of $68.06 per share, respectively. During the three months ended July 31, 2019, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes and exercise price of the Warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
We founded the company in 2009 to reinvent identity for the modern cloud era, where identity is the critical foundation for connection and trust between users and technology. Since our inception, we have consistently innovated to enhance and extend our platform and our product offerings.
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of July 31, 2019, we had over 6,000 integrations with these cloud, mobile and web applications and IT infrastructure providers.
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
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, and all other supporting corporate expenses not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Interest Expense and Other Income, Net
Interest expense and other income, net consists principally of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes) and interest income from our investment holdings.
Benefit from for Income Taxes
Our benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and is determined for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription	$132,494	$87,854	$249,657	$164,695
Professional services and other	7,986	6,732	16,046	13,512
Total revenue	140,480	94,586	265,703	178,207
Cost of revenue:
Subscription(1)	27,917	19,211	52,457	35,543
Professional services and other(1)	10,863	9,017	21,418	16,792
Total cost of revenue	38,780	28,228	73,875	52,335
Gross profit	101,700	66,358	191,828	125,872
Operating expenses:
Research and development(1)	40,045	24,829	74,077	44,758
Sales and marketing(1)	78,385	59,004	160,497	108,497
General and administrative(1)	26,887	20,955	52,653	36,025
Total operating expenses	145,317	104,788	287,227	189,280
Operating loss	(43,617)	(38,430)	(95,399)	(63,408)
Interest expense	(4,304)	(4,058)	(8,545)	(6,775)
Other income, net	3,464	2,296	6,364	3,798
Loss before benefit from income taxes	(44,457)	(40,192)	(97,580)	(66,385)
Benefit from income taxes	(1,477)	(985)	(2,634)	(1,216)
Net loss	$(42,980)	$(39,207)	$(94,946)	$(65,169)
____________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Cost of subscription revenue	$3,111	$1,901	$5,533	$3,430
Cost of professional services and other revenue	1,873	1,083	3,392	1,972
Research and development	9,082	5,272	15,428	9,485
Sales and marketing	9,236	5,471	16,022	9,624
General and administrative	7,972	4,495	13,584	7,846
Total stock-based compensation expense	$31,274	$18,222	$53,959	$32,357

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Subscription	94%	93%	94%	92%
Professional services and other	6	7	6	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	20	20	20
Professional services and other	8	10	8	9
Total cost of revenue	28	30	28	29
Gross profit	72	70	72	71
Operating expenses
Research and development	28	26	28	25
Sales and marketing	56	62	60	62
General and administrative	19	23	20	20
Total operating expenses	103	111	108	107
Operating loss	(31)	(41)	(36)	(36)
Interest expense	(3)	(4)	(3)	(4)
Other income, net	2	2	2	2
Loss before benefit from income taxes	(32)	(43)	(37)	(38)
Benefit from income taxes	(1)	(2)	(1)	(1)
Net loss	(31)%	(41)%	(36)%	(37)%

Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$132,494	$87,854	$44,640	51%
Professional services and other	7,986	6,732	1,254	19
Total revenue	$140,480	$94,586	$45,894	49
Percentage of revenue:
Subscription	94%	93%
Professional services and other	6	7
Total	100%	100%
Subscription revenue increased by $44.6 million, or 51%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.3 million, or 19%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$27,917	$19,211	$8,706	45%
Professional services and other	10,863	9,017	1,846	20
Total cost of revenue	$38,780	$28,228	$10,552	37
Gross profit	$101,700	$66,358	$35,342	53
Gross margin:
Subscription	79%	78%
Professional services and other	(36)	(34)
Total gross margin	72	70
Cost of subscription revenue increased by $8.7 million, or 45%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to an increase of $5.0 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $1.8 million for amortization of purchased developed technology intangible assets, and an increase of $0.8 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue increased to 79% for the three months ended July 31, 2019 from 78% during the three months ended July 31, 2018. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.8 million, or 20%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018, primarily due to an increase of $2.0 million in employee compensation costs related to higher headcount.

Our gross margin for professional services and other revenue decreased to (36)% during the three months ended July 31, 2019 from (34)% during the three months ended July 31, 2018, primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Research and development	$40,045	$24,829	$15,216	61%
Percentage of revenue	28%	26%
Research and development expenses increased $15.2 million, or 61%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $14.2 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$78,385	$59,004	$19,381	33%
Percentage of revenue	56%	62%
Sales and marketing expenses increased $19.4 million, or 33%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $17.4 million in employee compensation costs related to headcount growth and an increase of $1.3 million in employee-related expenses. Marketing and event costs decreased by $2.5 million overall as increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers were offset by a $6.3 million decrease in the expense of our annual customer conference, which was held during the second quarter of fiscal 2019, but not during the second quarter of fiscal 2020.
General and Administrative Expenses

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
General and administrative	$26,887	$20,955	$5,932	28%
Percentage of revenue	19%	23%
General and administrative expenses increased $5.9 million, or 28%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $7.8 million in employee compensation costs primarily related to higher headcount to support our continued growth, offset by a decrease of $1.1 million in acquisition-related costs for our acquisition of ScaleFT in fiscal 2019.

Interest Expense and Other Income, Net

	Three Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Interest expense	$(4,304)	$(4,058)	(246)	6%
Other income, net	3,464	2,296	1,168	51%
Interest expense increased $0.2 million, or 6%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily related to the 2023 Notes. Other income, net increased $1.2 million, or 51%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.
Comparison of the Six Months Ended July 31, 2019 and 2018
Revenue

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$249,657	$164,695	$84,962	52%
Professional services and other	16,046	13,512	2,534	19
Total revenue	$265,703	$178,207	$87,496	49
Percentage of revenue:
Subscription	94%	92%
Professional services and other	6	8
Total	100%	100%
Subscription revenue increased by $85.0 million, or 52%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $2.5 million, or 19%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$52,457	$35,543	$16,914	48%
Professional services and other	21,418	16,792	4,626	28
Total cost of revenue	$73,875	$52,335	$21,540	41
Gross profit	$191,828	$125,872	$65,956	52
Gross margin:
Subscription	79%	78%
Professional services and other	(33)	(24)
Total gross margin	72	71

Cost of subscription revenue increased by $16.9 million, or 48%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase of $8.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.5 million for amortization of purchased developed technology intangible assets, and an increase of $2.5 million in data center costs as we increased capacity to support our growth.
Our gross margin for subscription revenue increased to 79% during the six months ended July 31, 2019, up from 78% during the six months ended July 31, 2018, due to economies of scale as our subscription revenue increased. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $4.6 million, or 28%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018, primarily due to an increase of $3.6 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (33)% during the six months ended July 31, 2019 from (24)% during the six months ended July 31, 2018 primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Research and development	$74,077	$44,758	$29,319	66%
Percentage of revenue	28%	25%
Research and development expenses increased $29.3 million, or 66%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $24.6 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$160,497	$108,497	$52,000	48%
Percentage of revenue	60%	62%
Sales and marketing expenses increased $52.0 million, or 48%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $30.6 million in employee compensation costs related to headcount growth. Marketing and event costs increased by $8.7 million primarily due to an increase in the scope and scale of our annual customer conference compared to fiscal 2019 and increases in demand generation programs, advertising, customer sponsorships, and brand awareness efforts aimed at acquiring new customers. Employee related expenses increased by $4.0 million to support efforts to expand our customer base.

General and Administrative Expenses

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
General and administrative	$52,653	$36,025	$16,628	46%
Percentage of revenue	20%	20%
General and administrative expenses increased $16.6 million, or 46%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $13.7 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $1.5 million in software license costs, and an increase of $2.4 million in acquisition costs primarily related to higher costs incurred for our acquisition of Azuqua in the six months ended July 2019 as compared to our costs incurred for our acquisition of ScaleFT in the six months ended July 2018.
Other Income, Net

	Six Months Ended July 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Interest expense	$(8,545)	$(6,775)	$(1,770)	26%
Other income, net	$6,364	$3,798	$2,566	68%
Interest expense increased $1.8 million, or 26%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily related to the 2023 Notes. Other income, net increased $2.6 million, or 68%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2019	2018

Customers with Annual Contract Value (ACV) above $100,000	1,222	837
Dollar-Based Retention Rate for the trailing 12 months ended	118%	121%

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Calculated Billings	$155,764	$109,391	$302,959	$205,317
Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2019, we had 7,000 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 1,222 and 837 as of July 31, 2019 and 2018, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
Dollar-Based Retention Rate
Our Dollar-Based Retention Rate for the trailing 12 months ended July 31, 2019 and 2018 was 118% and 121%, respectively.
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
Calculated Billings increased 42% in the three months ended July 31, 2019 over the three months ended July 31, 2018, and increased 48% in the six months ended July 31, 2019 over the six months ended July 31, 2018. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(dollars in thousands)
Gross profit	$101,700	$66,358	$191,828	$125,872
Add:
Stock-based compensation expense included in cost of revenue	4,984	2,984	8,925	5,402
Amortization of acquired intangibles	1,785	—	2,548	—
Non-GAAP gross profit	$108,469	$69,342	$203,301	$131,274
Gross margin	72%	70%	72%	71%
Non-GAAP gross margin	77%	73%	77%	74%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(dollars in thousands)
Operating loss	$(43,617)	$(38,430)	$(95,399)	$(63,408)
Add:
Stock-based compensation expense	31,274	18,222	53,959	32,357
Charitable contributions	652	1,008	652	1,008
Amortization of acquired intangibles	1,785	—	2,548	—
Acquisition-related expenses	—	—	3,449	—
Non-GAAP operating loss	$(9,906)	$(19,200)	$(34,791)	$(30,043)
Operating margin	(31)%	(41)%	(36)%	(36)%
Non-GAAP operating margin	(7)%	(20)%	(13)%	(17)%

Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$(1,134)	$(5,343)	$20,128	$(1,371)
Less:
Purchases of property and equipment	(2,207)	(5,313)	(9,917)	(9,790)
Capitalization of internal-use software costs	(961)	(674)	(1,330)	(1,725)
Free Cash Flow	$(4,302)	$(11,330)	$8,881	$(12,886)
Net cash used in investing activities	$(22,383)	$(28,729)	$(147,990)	$(267,671)
Net cash provided by financing activities	$23,070	$15,438	$36,332	$334,883
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Total revenue	$140,480	$94,586	$265,703	$178,207
Add:
Deferred revenue (end of period)	291,193	191,898	291,193	191,898
Unbilled receivables (beginning of period)	799	1,619	1,457	809
Less:
Unbilled receivables (end of period)	(1,004)	(818)	(1,004)	(818)
Deferred revenue (beginning of period)	(275,704)	(177,894)	(254,390)	(164,779)
Calculated billings	$155,764	$109,391	$302,959	$205,317
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $557.5 million, which were held for working capital purposes. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had deferred revenue of $291.2 million, of which $283.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$20,128	$(1,371)
Net cash used in investing activities	(147,990)	(267,671)
Net cash provided by financing activities	36,332	334,883
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,187)	(632)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(92,717)	$65,209
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
During the six months ended July 31, 2019, cash provided by operating activities was $20.1 million primarily due to our net loss of $94.9 million, adjusted for non-cash charges of $80.9 million and net cash inflows of $34.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation and amortization of property and equipment and intangible assets, offset by non-cash income from deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $36.2 million increase in deferred revenue, a $7.4 million increase in accounts payable, accrued compensation, and accrued other expenses, a $4.5 million decrease in accounts receivable, a $1.5 million decrease in prepaid expenses and other assets and a $6.2 million decrease in operating lease right-of-use assets, partially offset by a $21.4 million increase in deferred commissions.
During the six months ended July 31, 2018, cash used in operating activities was $1.4 million primarily due to our net loss of $65.2 million, adjusted for non-cash charges of $51.5 million and net cash inflows of $12.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $26.8 million increase in deferred revenue, a $7.5 million decrease in operating lease right-of-use assets and a $2.1 million decrease in other accrued expenses and a $1.3 million increase in accounts payable and accrued compensation, partially offset by a $14.2 million increase in deferred commissions, a $7.2 million increase in accounts receivable and a $4.6 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2019 of $148.0 million was primarily attributable to the purchases of investments of $237.7 million, payment of $44.2 million, net of cash acquired, in connection with our Azuqua acquisition, payment of $8.5 million in connection with the purchase of developed technology intangible assets, purchases of property and equipment of $9.9 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.3 million associated with the development of additional features and functionality of our platform. These activities were offset by proceeds from the sales and maturities of investments of $153.7 million.
Net cash used in investing activities during the six months ended July 31, 2018 of $267.7 million was primarily attributable to the purchase of investments of $320.0 million, payment of $15.6 million, net of cash acquired, in connection with ScaleFT acquisition, purchases of property and equipment of $9.8 million to support additional office space and headcount and the capitalization of internal-use software costs of $1.7 million associated with the development of additional features and functionality of our platform. These activities were partially offset by proceeds from the sale and maturities of investments of $79.5 million.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2019 of $36.3 million was primarily attributable to proceeds from the exercise of stock options, net of repurchases, of $27.5 million and proceeds from employee purchases under our employee stock purchase plan (ESPP) of $9.0 million.
Cash provided by financing activities during the six months ended July 31, 2018 of $334.9 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.0 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million and proceeds from the exercise of stock options of $21.1 million, net of repurchases and proceeds from our ESPP of $6.7 million, partially offset by cash used to purchase the Note Hedges of $80.0 million.
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
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the six months ended July 31, 2019, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $557.5 million as of July 31, 2019, of which $471.9 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of July 31, 2019.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,392 employees as of July 31, 2018 to 1,943 employees as of July 31, 2019. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada and Australia, and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada and Australia, and we intend to expand our international operations. In fiscal 2018 and 2019, our international revenue was 15% and 16%, respectively, of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 53.2% of the voting power of our capital stock as of July 31, 2019. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2019, our directors, executive officers, and their affiliates, held in the aggregate 53.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
In the event the conditional conversion feature of the 2023 Notes is triggered, holders of 2023 Notes will be entitled to convert the 2023 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2023 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of July 31, 2019, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between August 1, 2019 and October 31, 2019. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

August 28, 2019	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Accounting and Financial Officer)