Form 10-Q
period 2019-10-31
Okta, Inc.
filed 2019-12-06
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 30, 2019, the number of shares of registrant’s Class A common stock outstanding was 112,408,775 and the number of shares of the registrant’s Class B common stock outstanding was 8,795,515.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy and plans and market trends, opportunities and positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”
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

PART I
Item. 1 Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	October 31, 2019	January 31, 2019
		As Adjusted (1)
Assets
Current assets:
Cash and cash equivalents	$1,039,626	$298,394
Short-term investments	326,629	265,374
Accounts receivable, net of allowances of $1,146 and $2,098	101,778	91,926
Deferred commissions	29,544	24,185
Prepaid expenses and other current assets	29,023	28,237
Total current assets	1,526,600	708,116
Property and equipment, net	51,730	52,921
Operating lease right-of-use assets	126,746	121,389
Deferred commissions, noncurrent	65,466	54,812
Intangible assets, net	33,826	13,897
Goodwill	47,964	18,089
Other assets	18,445	15,089
Total assets	$1,870,777	$984,313
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,924	$2,431
Accrued expenses and other current liabilities	33,288	33,653
Accrued compensation	34,212	19,770
2023 Convertible senior notes, net	99,227	271,628
Deferred revenue	306,743	245,622
Total current liabilities	478,394	573,104
2025 Convertible senior notes, net	828,237	—
Operating lease liabilities, noncurrent	153,960	147,046
Deferred revenue, noncurrent	7,013	8,768
Other liabilities, noncurrent	4,779	3,018
Total liabilities	1,472,383	731,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31, 2019 and January 31, 2019.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized as of October 31, 2019 and January 31, 2019; 112,251 and 101,093 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively.	11	10
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized as of October 31, 2019 and January 31, 2019; 8,880 and 11,059 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively.	1	1
Additional paid-in capital	1,048,899	744,896
Accumulated other comprehensive income (loss)	135	(319)
Accumulated deficit	(650,652)	(492,211)
Total stockholders’ equity	398,394	252,377
Total liabilities and stockholders' equity	$1,870,777	$984,313

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription	$144,517	$97,698	$394,174	$262,393
Professional services and other	8,520	7,878	24,566	21,390
Total revenue	153,037	105,576	418,740	283,783
Cost of revenue:
Subscription	30,124	20,265	82,581	55,808
Professional services and other	10,700	9,435	32,118	26,227
Total cost of revenue	40,824	29,700	114,699	82,035
Gross profit	112,213	75,876	304,041	201,748
Operating expenses:
Research and development	41,832	27,596	115,909	72,354
Sales and marketing	87,224	56,911	247,721	165,408
General and administrative	28,887	19,848	81,540	55,873
Total operating expenses	157,943	104,355	445,170	293,635
Operating loss	(45,730)	(28,479)	(141,129)	(91,887)
Interest expense	(7,826)	(4,118)	(16,371)	(10,893)
Other income, net	4,982	2,413	11,346	6,211
Loss on early extinguishment of debt	(14,572)	—	(14,572)	—
Interest expense and other income, net	(17,416)	(1,705)	(19,597)	(4,682)
Loss before provision for (benefit from) income taxes	(63,146)	(30,184)	(160,726)	(96,569)
Provision for (benefit from) income taxes	349	(667)	(2,285)	(1,883)
Net loss	$(63,495)	$(29,517)	$(158,441)	$(94,686)

Net loss per share, basic and diluted	$(0.53)	$(0.27)	$(1.37)	$(0.89)

Weighted-average shares used to compute net loss per share, basic and diluted	118,976	108,776	115,598	106,587
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Net loss	$(63,495)	$(29,517)	$(158,441)	$(94,686)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	227	4	616	(44)
Foreign currency translation adjustments	1,561	(442)	(162)	(1,265)
Other comprehensive income (loss)	1,788	(438)	454	(1,309)
Comprehensive loss	$(61,707)	$(29,955)	$(157,987)	$(95,995)

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Common stock and additional paid-in capital:
Balance, beginning of period	$839,535	$677,508	$744,907	$565,663
Issuance of common stock upon exercise of stock options and other activity, net	9,430	7,646	46,911	36,800
Issuance of common stock for settlement of RSUs	—	—	2,809	—
Stock-based compensation	36,180	21,667	90,518	54,327
Equity component of convertible senior notes, net of issuance costs	217,347	—	217,347	77,631
Equity component of early extinguishment of 2023 convertible senior notes	(26,713)	—	(26,713)	—
Purchases of hedges related to 2023 convertible senior notes	—	—	—	(80,040)
Proceeds from hedges related to 2023 convertible senior notes	405,851	—	405,851	—
Issuance of warrants related to 2023 convertible senior notes	—	—	—	52,440
Payments for warrants related to 2023 convertible senior notes	(358,622)	—	(358,622)	—
Purchases of capped calls related to 2025 convertible senior notes	(74,094)	—	(74,094)	—
Other, net	(3)	—	(3)	—
Balance, end of period	1,048,911	706,821	1,048,911	706,821

Accumulated deficit:
Balance, beginning of period	(587,157)	(431,883)	(492,211)	(366,714)
Net loss	(63,495)	(29,517)	(158,441)	(94,686)
Balance, end of period	(650,652)	(461,400)	(650,652)	(461,400)

Accumulated other comprehensive income (loss):
Balance, beginning of period	(1,653)	(480)	(319)	391
Other comprehensive income (loss)	1,788	(438)	454	(1,309)
Balance, end of period	135	(918)	135	(918)
Total stockholder’s equity	$398,394	$244,503	$398,394	$244,503

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
		As Adjusted (1)
Cash flows from operating activities:
Net loss	$(158,441)	$(94,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	89,691	53,899
Depreciation, amortization and accretion	12,336	5,824
Amortization of debt discount and issuance costs	15,653	10,315
Amortization of deferred commissions	20,541	14,963
Deferred income taxes	(3,069)	(2,269)
Non-cash charitable contributions	1,162	1,008
Loss on early extinguishment of debt	14,572	—
Other	84	153
Changes in operating assets and liabilities:
Accounts receivable	(9,393)	(17,539)
Deferred commissions	(36,641)	(25,907)
Prepaid expenses and other assets	(1,518)	(2,822)
Operating lease right-of-use assets	7,851	12,209
Accounts payable	1,962	(334)
Accrued compensation	17,352	7,973
Accrued expenses and other liabilities	4,017	1,859
Operating lease liabilities	(4,128)	(5,614)
Deferred revenue	58,737	46,036
Net cash provided by operating activities	30,768	5,068
Cash flows from investing activities:
Capitalization of internal-use software costs	(2,659)	(2,329)
Purchases of property and equipment	(9,980)	(14,253)
Purchases of securities available for sale and other	(321,462)	(478,138)
Proceeds from maturities of securities available for sale	244,393	219,650
Proceeds from sales of securities available for sale and other	17,329	12,470
Purchases of intangible assets	(8,500)	—
Payments for business acquisition, net of cash acquired	(44,223)	(15,616)
Net cash used in investing activities	(125,102)	(278,216)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,040,760	334,980
Payments for repurchases of 2023 convertible senior notes	(224,414)	—
Purchases of hedges related to 2023 convertible senior notes	—	(80,040)
Proceeds from hedges related to 2023 convertible senior notes	405,851	—
Proceeds from issuance of warrants related to 2023 convertible senior notes	—	52,440
Payments for warrants related to 2023 convertible senior notes	(358,622)	—
Purchases of capped calls related to 2025 convertible senior notes	(74,094)	—
Proceeds from stock option exercises, net of repurchases	36,371	28,524
Proceeds from shares issued in connection with employee stock purchase plan	9,005	6,654
Other, net	(126)	(206)
Net cash provided by financing activities	834,731	342,352
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(241)	(990)
Net increase in cash, cash equivalents and restricted cash	740,156	68,214
Cash, cash equivalents and restricted cash at beginning of period	311,215	136,233
Cash, cash equivalents and restricted cash at end of period	$1,051,371	$204,447

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$862	$403
Income taxes	845	395
Non-cash investing and financing activities:
Issuance of common stock for repurchases of 2023 convertible senior notes	380,406	—
Vesting of early exercised common stock options	370	629
Common stock issued as charitable contribution	1,162	1,008
Operating lease right-of-use assets exchanged for lease obligations	14,957	126,088
Property and equipment acquired through tenant improvement allowance	1,682	22,237
Property and equipment and other accrued but not yet paid	927	1,431
Bonus settled through the issuance of common stock	2,809	—
Debt issuance costs, accrued but not yet paid	101	—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,039,626	$195,898
Restricted cash, current included in prepaid expenses and other current assets	307	—
Restricted cash, noncurrent included in other assets	11,438	8,549
Total cash, cash equivalents and restricted cash	$1,051,371	$204,447

(1)	Adjusted for adoption of ASC 842, Leases. See Note 2.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of our convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, contingencies and the valuation of acquired intangible assets.

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

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2019. The Company further described its accounting policy for Convertible Senior Notes, and except for the accounting policies for operating leases that were updated below as a result of adopting ASC 842, there have been no significant changes to these policies for the nine months ended October 31, 2019.
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
Convertible Senior Notes
In February 2018, the Company issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 (2023 Notes). In September 2019, the Company issued $1,060.0 million aggregate principal amount of 0.125% convertible senior notes due September 1, 2025 (2025 Notes, together with the 2023 Notes, the Notes). Concurrent with the issuance of the 2025 Notes, the Company used part of the net proceeds to repurchase a portion of the 2023 Notes (2023 Notes Partial Repurchase). See Note 9 for additional details.
The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC Subtopic 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor, such as the contemporaneous 2023 Notes Partial Repurchase and issuance of the 2025 Notes, should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2023 Notes Partial Repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes Partial Repurchase was accounted for as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the 2023 Notes Partial Repurchase was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.

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
3. Business Combinations
On July 13, 2018, the Company acquired all issued and outstanding capital stock of ScaleFT, Inc. (ScaleFT), a “zero trust” security company which provides access solutions for the modern workforce. The acquisition date cash consideration transferred for ScaleFT was $15.6 million, net of $0.6 million in cash acquired. The Company recorded $4.6 million for developed technology intangible assets with an estimated useful life of three years and $11.8 million of goodwill, which is primarily attributed to the assembled workforce as well as the integration of ScaleFT’s technology and the Company’s technology. The Company incurred $1.1 million of acquisition-related costs, which were recorded as general and administrative expense in the quarter ended July 31, 2018.
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
The Company also incurred total deferred compensation arrangements in connection with these acquisitions of $10.8 million, of which $3.2 million was recognized as compensation during the nine months ended October 31, 2019. The remaining deferred compensation balance of $5.9 million will be recognized over a future weighted-average period of 1.7 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of October 31, 2019 and January 31, 2019 were as follows (in thousands):

	As of October 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

	(unaudited)
Cash equivalents:
Money market funds	$989,029	$—	$—	$989,029
Total cash equivalents	989,029	—	—	989,029
Short-term investments:
U.S. treasury securities	167,266	265	—	167,531
Corporate debt securities	158,769	330	(1)	159,098
Total short-term investments	326,035	595	(1)	326,629
Total	$1,315,064	$595	$(1)	$1,315,658

	As of January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	3,409	—	(1)	3,408
Total cash equivalents	250,835	—	(1)	250,834
Short-term investments:
U.S. treasury securities	195,913	37	(53)	195,897
Corporate debt securities	69,483	13	(19)	69,477
Total short-term investments	265,396	50	(72)	265,374
Total	$516,231	$50	$(73)	$516,208

All short-term investments were designated as available-for-sale securities as of October 31, 2019 and January 31, 2019.
The Company’s short-term investments as of October 31, 2019 and January 31, 2019 all mature within one year, as follows (in thousands):

	As of October 31, 2019		As of January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$326,035	$326,629	$265,396	$265,374

The Company had 1 and 34 short-term investments in unrealized loss positions as of October 31, 2019 and January 31, 2019, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2019 or 2018.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of October 31, 2019 and January 31, 2019.
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

	As of October 31, 2019
	Level 1	Level 2	Level 3	Total

	(unaudited)
Assets:
Cash equivalents:
Money market funds	$989,029	$—	$—	$989,029
Corporate debt securities	—	—	—	—
Total cash equivalents	989,029	—	—	989,029
Short-term investments:
U.S. treasury securities	—	167,531	—	167,531
Corporate debt securities	—	159,098	—	159,098
Total short-term investments	—	326,629	—	326,629
Total cash equivalents and short-term investments	$989,029	$326,629	$—	$1,315,658

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	—	3,408	—	3,408
Total cash equivalents	247,426	3,408	—	250,834
Short-term investments:
U.S. treasury securities	—	195,897	—	195,897
Corporate debt securities	—	69,477	—	69,477
Total short-term investments	—	265,374	—	265,374
Total cash equivalents and short-term investments	$247,426	$268,782	$—	$516,208

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of October 31, 2019
	Net Carrying Amount (1)	Estimated Fair Value

	(unaudited)
2023 Convertible senior notes	$101,190	$279,764
2025 Convertible senior notes	$843,265	$1,006,406

(1)	Before unamortized debt issuance costs.

The difference between the principal amount of the 2023 Notes and the 2025 Notes, $120.6 million and $1,060.0 million, respectively, and the net carrying amounts before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of October 31, 2019, the difference between the net carrying amount of the Notes and their estimated fair values represents the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $109.07 on October 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount of $120.6 million, while the if-converted value of the 2025 Notes was less than the principal amount of $1,060.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $15.3 million and $11.7 million in the three months ended October 31, 2019 and 2018, respectively, and $36.7 million and $25.9 million in the nine months ended October 31, 2019 and 2018, respectively. Amortization of contract costs was $7.3 million and $5.4 million for the three months ended October 31, 2019 and 2018, respectively, and $20.5 million and $15.0 million for the nine months ended October 31, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.

7. Goodwill and Intangible Assets, net
Goodwill
As of October 31, 2019 and January 31, 2019, goodwill was $48.0 million and $18.1 million, respectively. During the nine months ended October 31, 2019, the Company recorded $29.9 million of goodwill in connection with the Azuqua acquisition that was completed in March 2019. See Note 3 for further details. No goodwill impairments were recorded during the three and nine months ended October 31, 2019 and 2018.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of October 31, 2019
	Gross	Accumulated Amortization	Net

	(unaudited)
Capitalized internal-use software costs	$23,264	$(13,592)	$9,672
Purchased developed technology	28,800	(4,728)	24,072
Software licenses	1,023	(941)	82
	$53,087	$(19,261)	$33,826

	As of January 31, 2019
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$19,838	$(9,969)	$9,869
Purchased developed technology	4,600	(833)	3,767
Software licenses	1,023	(763)	260
	$25,461	$(11,565)	$13,896

The Company capitalized $1.8 million and $0.7 million of internal-use software costs in the three months ended October 31, 2019 and 2018, respectively, and $3.5 million and $2.8 million of internal-use software costs in the nine months ended October 31, 2019 and 2018, respectively. Stock-based compensation expense included in the total amounts capitalized were immaterial.
During the nine months ended October 31, 2019, the Company recorded $24.2 million of purchased developed technology, of which $15.7 million related to the Azuqua acquisition (see Note 3 for further details), and the remainder in connection with an asset acquisition in May 2019, whereby the Company recorded $8.5 million of purchased developed technology with an estimated useful life of five years. During the nine months ended October 31, 2018, the Company recorded $4.6 million of purchased developed technology from the ScaleFT acquisition. See Note 3 for further details.
Intangible amortization expense was $2.6 million and $1.8 million for the three months ended October 31, 2019 and 2018, respectively, and $7.7 million and $4.1 million for the nine months ended October 31, 2019 and 2018, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was $123.5 million and $81.6 million, respectively, and $224.0 million and $147.0 million for the nine months ended October 31, 2019 and 2018, respectively. Professional services and other revenue recognized in the three and nine months ended October 31, 2019 and 2018 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for subscription contracts that have been invoiced and will be recognized as revenue in future periods.

As of October 31, 2019, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,031.3 million. Of this amount, the Company expects to recognize revenue of approximately $515.9 million, or 50%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of October 31, 2019 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables and contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to its revenue recognition policy. As of October 31, 2019 and January 31, 2019, contract assets and unbilled receivables were $1.0 million and $1.5 million, respectively, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
9. Convertible Senior Notes, Net
2023 Convertible Senior Notes
The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.25% per year. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 2023 Notes mature on February 15, 2023 unless earlier repurchased or converted. The Company may not redeem the 2023 Notes prior to maturity. The total net proceeds from the 2023 Notes, after deducting initial purchasers’ discounts and debt issuance costs, was $335.0 million.
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes for the 2023 Notes Partial Repurchase, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. Of the $604.8 million in aggregate consideration, $197.7 million and $407.1 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 4.00% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $183.1 million. The 2023 Notes Partial Repurchase resulted in a $14.6 million loss on early debt extinguishment, of which $3.8 million consisted of unamortized debt issuance costs. As of October 31, 2019, $120.6 million of principal remains outstanding on the 2023 Notes.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the Indenture). Upon conversion, the 2023 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2023 Notes are convertible at an initial conversion rate of 20.6795 shares of Class A common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $48.36 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding October 15, 2022, holders of the 2023 Notes may convert all or a portion of their 2023 Notes only in multiples of $1,000 principal amount, under the following circumstances:

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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended October 31, 2019, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending January 31, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2019. In addition, as of the date of this filing, holders of the 2023 Notes have converted an immaterial amount of such notes (which was not in connection with the 2023 Notes Partial Repurchase).
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
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components, utilizing an effective interest rate of 5.68% to determine the fair value of the liability component. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(unaudited)
Contractual interest expense	$99	$215	$530	$577
Amortization of debt issuance costs	214	299	862	777
Amortization of debt discount	2,403	3,604	9,868	9,539
Total	$2,716	$4,118	$11,260	$10,893

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
The 2023 Notes, net consisted of the following (in thousands):

As of October 31, 2019
(unaudited)
Liability component:
Principal	$120,589
Less: unamortized debt issuance costs and debt discount	(21,362)
Net carrying amount	$99,227

At Issuance
(unaudited)
Equity component:
2023 Notes	$27,949
Less: issuance costs	(811)
Carrying amount of the equity component(1)	$27,138
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.

Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedge transactions with respect to its Class A common stock (Note Hedges). The Note Hedges are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 7.1 million shares of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
The Company paid an aggregate amount of $80.0 million for the Note Hedges. The amount paid for the Note Hedges was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares for cash proceeds of $405.9 million. The proceeds were recorded as an increase to Additional paid-in capital in the condensed consolidated balance sheets. As of October 31, 2019, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remain outstanding.
Warrants
In connection with the issuance of the 2023 Notes, the Company also entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 7.1 million shares over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
The Company received aggregate proceeds of $52.4 million from the sale of the Warrants in connection with the 2023 Notes. The proceeds from the sale of the Warrants were recorded as an increase to Additional paid-in capital in the condensed consolidated balance sheets.
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Warrants corresponding to approximately 4.6 million shares for total cash payments of $358.6 million. The termination payment was recorded as a decrease to Additional paid-in capital in the condensed consolidated balance sheets. As of October 31, 2019, Warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remain outstanding.
2025 Convertible Senior Notes
The 2025 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.125% per year. Interest is payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. The 2025 Notes mature on September 1, 2025 unless earlier redeemed, repurchased or converted. The total net proceeds from the 2025 Notes, after deducting initial purchasers’ discounts and debt issuance costs, were $1,040.7 million.
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the Indenture). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2025 Notes are convertible at an initial conversion rate of 5.2991 shares of class A common stock per $1,000 principal amount of the 2025 Notes, which is equal to an initial conversion price of approximately $188.71 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding June 1, 2025, holders of the 2025 Notes may convert all or a portion of their 2025 Notes only in multiples of $1,000 principal amount, under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2020 (and only during such fiscal quarter), if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day;

•	if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events, as described in the Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended October 31, 2019, the conditions allowing holders of the 2025 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended October 31, 2019, the Company has not redeemed any of the 2025 Notes.
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) or in connection with the Company’s issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a price equal to 100% of the principal amount of the 2025 Notes being repurchased, plus any accrued and unpaid interest.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components utilizing an effective interest rate of 4.10% to determine the fair value of the liability component. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Three Months Ended October 31,
2019
(unaudited)
Contractual interest expense	$188
Amortization of debt issuance costs	275
Amortization of debt discount	4,649
Total	$5,112

Total issuance costs of $19.3 million related to the 2025 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2025 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $15.3 million and equity issuance costs of $4.0 million.

The 2025 Notes, net consisted of the following (in thousands):

As of October 31, 2019
(unaudited)
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(231,763)
Net carrying amount	$828,237

At Issuance
(unaudited)
Equity component:
2025 Notes	$221,387
Less: issuance cost	(4,040)
Carrying amount of the equity component(1)	$217,347
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock (Capped Calls). The Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, approximately 5.6 million shares of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The Capped Calls are separate transactions and are not part of the terms of the 2025 Notes.
The Company paid an aggregate amount of $74.1 million for the Capped Calls. The amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2028. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
The Company has various sublease agreements with third parties. The subleases have remaining lease terms of between one and five years. Sublease income, which is recorded as a reduction of rental expense, was $0.8 million and $2.2 million for the three and nine months ended October 31, 2019.
Operating lease costs for the three and nine months ended October 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(unaudited)
Operating lease cost(1)	$5,882	$6,973	$16,965	$16,213
(1) Amounts are presented gross of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 8.2 and 8.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.7% and 5.8% as of October 31, 2019 and January 31, 2019, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of October 31, 2019 are as follows (in thousands):

Operating Leases
(unaudited)
2020	$6,010
2021	26,552
2022	26,654
2023	26,662
2024	27,218
Thereafter	103,340
Total lease payments	216,436
Less imputed interest	(47,720)
Total operating lease liabilities	$168,716

Cash payments included in the measurement of the Company’s operating lease liabilities were $6.1 million and $3.1 million for the three months ended October 31, 2019 and 2018, respectively, and $10.9 million and $9.2 million for the nine months ended October 31, 2019 and 2018, respectively.
As of October 31, 2019, the Company has $55.0 million of undiscounted future payments under various operating leases that has not yet commenced, which are excluded from the table above. These operating leases will commence in fiscal 2021 and have lease terms between 4.9 and 8.7 years.
11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of leases, letters of credit in the aggregate amount of $11.7 million and $12.7 million were issued and outstanding as of October 31, 2019 and January 31, 2019, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2019.
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

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(unaudited)
Cost of revenue
Subscription	$3,604	$2,383	$9,137	$5,813
Professional services and other	1,900	1,305	5,292	3,277
Research and development	10,894	6,291	26,322	15,776
Sales and marketing	10,937	6,228	26,959	15,852
General and administrative	8,400	5,335	21,984	13,181
Total	$35,735	$21,542	$89,694	$53,899

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and nine months ended October 31, 2019 and 2018. See Note 7 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of October 31, 2019, options to purchase 12,343,495 shares of Class B common stock and 1,082,093 shares of Class A common stock remain outstanding.
Shares of common stock reserved for future issuance are as follows:

As of
October 31, 2019
(unaudited)
Stock options and unvested RSUs outstanding	18,526,930
Available for future stock option and RSU grants	16,558,291
Available for ESPP	3,778,949
38,864,170

Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	17,803,794	$9.16	7.1	$1,304,446
Granted	415,547	82.33
Exercised	(4,406,311)	8.26
Canceled	(387,442)	13.76
Outstanding as of October 31, 2019 (unaudited)	13,425,588	$11.59	6.4	$1,308,703
As of October 31, 2019
Vested and exercisable (unaudited)	9,018,364	$8.03	6.0	$911,209

As of October 31, 2019, there was a total of $33.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2019	4,835,536	$44.49
Granted	2,157,585	114.18
Vested	(1,391,628)	44.34
Forfeited	(500,151)	49.36
Outstanding as of October 31, 2019 (unaudited)	5,101,342	$73.53

As of October 31, 2019, there was $341.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.8 years based on vesting under the award service conditions.

Employee Stock Purchase Plan
Except for the initial offering period which began April 7, 2017 and ended on June 20, 2018, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

(unaudited)
Expected volatility	—	—	43% - 59%	39% - 40%
Expected term (in years)	—	—	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	—	—	2.05% - 1.95%	2.12% - 2.34%
Expected dividend yield	—	—	—	—

During the nine months ended October 31, 2019, the Company’s employees purchased 197,703 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $45.55 per share, with total proceeds of $9.0 million.
As of October 31, 2019, there was $5.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.6 years.
13. Income Taxes
For the three and nine months ended October 31, 2019, the Company recorded a tax provision of $0.3 million and tax benefit of $2.3 million on pretax losses of $63.1 million and $160.7 million, respectively. The effective tax rate for the three and nine months ended October 31, 2019 was (0.6)% and 1.4%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the Azuqua acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit recognized for the nine months ended October 31, 2019 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
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

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)
Numerator:
Net loss	$(58,761)	$(4,734)	$(26,502)	$(3,015)	$(145,139)	$(13,302)	$(79,991)	$(14,695)
Denominator:
Weighted-average shares outstanding - basic and diluted	110,105	8,871	97,665	11,111	105,893	9,705	90,045	16,542
Net loss per share, basic and diluted	$(0.53)	$(0.53)	$(0.27)	$(0.27)	$(1.37)	$(1.37)	$(0.89)	$(0.89)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2019	2018

	(unaudited)
Unvested restricted common stock issued and outstanding	—	400
Stock options issued and outstanding	13,426	19,314
Unvested RSUs issued and outstanding	5,101	4,936
Unvested restricted stock awards issued and outstanding	177	388
Shares related to 2023 convertible senior notes	2,494	7,134
Shares subject to warrants related to the issuance of 2023 convertible senior notes	2,494	—
Shares related to 2025 convertible senior notes	5,617	—
Shares committed under the ESPP	209	359
Unvested shares subject to repurchase	7	67
	29,525	32,598

The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023 and 2025 Notes and exercise rights of the Warrants will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion prices of $48.36 per share, $188.71 per share and exercise price of $68.06 per share, respectively. During the three months ended October 31, 2019, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes and the exercise price of the Warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
In parallel to this product innovation, we have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of October 31, 2019, we had over 6,500 integrations with these cloud, mobile and web applications and IT infrastructure providers.
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
Interest Expense and Other Income, Net
Interest expense and other income, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our Notes, interest income from our investment holdings and loss on early extinguishment of debt.

Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, and is determined for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription	$144,517	$97,698	$394,174	$262,393
Professional services and other	8,520	7,878	24,566	21,390
Total revenue	153,037	105,576	418,740	283,783
Cost of revenue:
Subscription(1)	30,124	20,265	82,581	55,808
Professional services and other(1)	10,700	9,435	32,118	26,227
Total cost of revenue	40,824	29,700	114,699	82,035
Gross profit	112,213	75,876	304,041	201,748
Operating expenses:
Research and development(1)	41,832	27,596	115,909	72,354
Sales and marketing(1)	87,224	56,911	247,721	165,408
General and administrative(1)	28,887	19,848	81,540	55,873
Total operating expenses	157,943	104,355	445,170	293,635
Operating loss	(45,730)	(28,479)	(141,129)	(91,887)
Interest expense	(7,826)	(4,118)	(16,371)	(10,893)
Other income, net	4,982	2,413	11,346	6,211
Loss on early extinguishment of debt	(14,572)	—	(14,572)	—
Interest expense and other income, net	(17,416)	(1,705)	(19,597)	(4,682)
Loss before provision for (benefit from) income taxes	(63,146)	(30,184)	(160,726)	(96,569)
Provision for (benefit from) income taxes	349	(667)	(2,285)	(1,883)
Net loss	$(63,495)	$(29,517)	$(158,441)	$(94,686)
____________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of subscription revenue	$3,604	$2,383	$9,137	$5,813
Cost of professional services and other revenue	1,900	1,305	5,292	3,277
Research and development	10,894	6,291	26,322	15,776
Sales and marketing	10,937	6,228	26,959	15,852
General and administrative	8,400	5,335	21,984	13,181
Total stock-based compensation expense	$35,735	$21,542	$89,694	$53,899

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Subscription	94%	93%	94%	92%
Professional services and other	6	7	6	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	19	19	20
Professional services and other	7	9	8	9
Total cost of revenue	27	28	27	29
Gross profit	73	72	73	71
Operating expenses
Research and development	27	26	28	25
Sales and marketing	57	54	59	58
General and administrative	19	19	20	20
Total operating expenses	103	99	107	103
Operating loss	(30)	(27)	(34)	(32)
Interest expense	(5)	(4)	(4)	(4)
Other income (expense), net	3	2	3	2
Loss on early extinguishment of debt	(9)	—	(4)	—
Interest expense and other income, net	(11)	(2)	(5)	(2)
Loss before provision for (benefit from) income taxes	(41)	(29)	(39)	(34)
Provision for (benefit from) income taxes	—	(1)	(1)	(1)
Net loss	(41)%	(28)%	(38)%	(33)%

Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$144,517	$97,698	$46,819	48%
Professional services and other	8,520	7,878	642	8
Total revenue	$153,037	$105,576	$47,461	45%
Percentage of revenue:
Subscription	94%	93%
Professional services and other	6	7
Total	100%	100%
Subscription revenue increased by $46.8 million, or 48%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $0.6 million, or 8%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$30,124	$20,265	$9,859	49%
Professional services and other	10,700	9,435	1,265	13
Total cost of revenue	$40,824	$29,700	$11,124	37%
Gross profit	$112,213	$75,876	$36,337	48%
Gross margin:
Subscription	79%	79%
Professional services and other	(26)	(20)
Total gross margin	73	72
Cost of subscription revenue increased by $9.9 million, or 49%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase of $5.6 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $1.9 million in data center costs as we increased capacity to support our growth, and an increase of $0.9 million for amortization of purchased developed technology intangible assets.
Our gross margin for subscription revenue remained consistent at 79% for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.3 million, or 13%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018, primarily due to an increase of $1.4 million in employee compensation costs related to higher headcount.

Our gross margin for professional services and other revenue decreased to (26)% during the three months ended October 31, 2019 from (20)% during the three months ended October 31, 2018, primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$41,832	$27,596	$14,236	52%
Percentage of revenue	27%	26%
Research and development expenses increased $14.2 million, or 52%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $12.9 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$87,224	$56,911	$30,313	53%
Percentage of revenue	57%	54%
Sales and marketing expenses increased $30.3 million, or 53%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $19.0 million in employee compensation costs related to headcount growth, and an increase of $1.7 million in employee-related expenses. Marketing and event costs increased by $4.9 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers.
General and Administrative Expenses

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$28,887	$19,848	$9,039	46%
Percentage of revenue	19%	19%
General and administrative expenses increased $9.0 million, or 46%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $7.6 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $1.6 million in costs from professional services comprised primarily of legal and accounting fees.

Interest Expense and Other Income, Net

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense	$(7,826)	$(4,118)	(3,708)	90%
Other income, net	4,982	2,413	2,569	106
Loss on early extinguishment of debt	(14,572)	—	(14,572)	—
Interest expense and other income, net	$(17,416)	$(1,705)	$(15,711)	921%
Interest expense increased $3.7 million, or 90%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, due to an increase of $5.1 million for the 2025 Notes offset by a decrease of $1.4 million for the 2023 Notes, due to the 2023 Notes Partial Repurchase. Other income, net increased $2.6 million, or 106%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.
Loss on early extinguishment of debt increased $14.6 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 due to the 2023 Notes Partial Repurchase.

Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$394,174	$262,393	$131,781	50%
Professional services and other	24,566	21,390	3,176	15
Total revenue	$418,740	$283,783	$134,957	48%
Percentage of revenue:
Subscription	94%	92%
Professional services and other	6	8
Total	100%	100%
Subscription revenue increased by $131.8 million, or 50%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $3.2 million, or 15%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$82,581	$55,808	$26,773	48%
Professional services and other	32,118	26,227	5,891	22
Total cost of revenue	$114,699	$82,035	$32,664	40%
Gross profit	$304,041	$201,748	$102,293	51%
Gross margin:
Subscription	79%	79%
Professional services and other	(31)	(23)
Total gross margin	73	71
Cost of subscription revenue increased by $26.8 million, or 48%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase of $14.3 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $4.4 million in data center costs as we increased capacity to support our growth and an increase of $3.4 million for amortization of purchased developed technology intangible assets.
Our gross margin for subscription revenue remained consistent at 79% during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $5.9 million, or 22%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018, primarily due to an increase of $5.0 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (31)% during the nine months ended October 31, 2019 from (23)% during the nine months ended October 31, 2018 primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$115,909	$72,354	$43,555	60%
Percentage of revenue	28%	25%
Research and development expenses increased $43.6 million, or 60%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $37.5 million in employee compensation costs due to higher headcount and an increase of $2.3 million in allocated overhead costs.

Sales and Marketing Expenses

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$247,721	$165,408	$82,313	50%
Percentage of revenue	59%	58%
Sales and marketing expenses increased $82.3 million, or 50%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $49.6 million in employee compensation costs related to headcount growth. Marketing and event costs increased by $13.6 million due to an increase in the scope and scale of our annual customer conference compared to fiscal 2019 and increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers. Employee related expenses increased by $5.7 million to support efforts to expand our customer base and allocated overhead costs increased by $5.2 million, in line with the increased scale of our sales and marketing organization.
General and Administrative Expenses

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$81,540	$55,873	$25,667	46%
Percentage of revenue	20%	20%
General and administrative expenses increased $25.7 million, or 46%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $21.3 million in employee compensation costs related to higher headcount to support our continued growth, and an increase of $2.2 million in acquisition costs primarily related to higher costs incurred for our acquisition of Azuqua in the nine months ended October 2019 as compared to our costs incurred for our acquisition of ScaleFT in the nine months ended October 2018.
Interest Expense and Other Income, Net

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense	$(16,371)	$(10,893)	$(5,478)	50%
Other income, net	11,346	6,211	5,135	83
Loss on early extinguishment of debt	(14,572)	—	(14,572)	—
Interest expense and other income, net	$(19,597)	$(4,682)	$(14,915)	319%
Interest expense increased $5.5 million, or 50%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily related to an increase of $5.1 million for the 2025 Notes. Other income, net increased $5.1 million, or 83%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.
Loss on early extinguishment of debt increased $14.6 million for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 due to the 2023 Notes Partial Repurchase.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2019	2018
Customers with Annual Contract Value (ACV) above $100,000	1,325	937
Dollar-Based Net Retention Rate for the trailing 12 months ended	117%	120%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Calculated Billings	$175,576	$124,038	$478,535	$329,355
Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2019, we had over 7,400 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 1,325 and 937 as of October 31, 2019 and 2018, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
Dollar-Based Net Retention Rate
Our Dollar-Based Net Retention Rate for the trailing 12 months ended October 31, 2019 and 2018 was 117% and 120%, respectively.
Our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our platform. We believe we can achieve these goals by focusing on delivering value and functionality that enables us to both retain our existing customers and expand the number of users and products used within an existing customer. We assess our performance in this area by measuring our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by churn and contraction in the number of users or products associated with a customer.
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end, or Prior Period ACV. We then calculate the ACV from these same customers as of the current period end, or Current Period ACV. Current Period ACV includes any upsells and is net of contraction or attrition over the trailing twelve months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Net Retention Rate.
As we add larger customers and the size of our initial deployments continues to grow, we expect our Dollar-Based Net Retention Rate will remain strong, with period to period fluctuations.
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
Calculated Billings increased 42% in the three months ended October 31, 2019 over the three months ended October 31, 2018, and increased 45% in the nine months ended October 31, 2019 over the nine months ended October 31, 2018. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Gross profit	$112,213	$75,876	$304,041	$201,748
Add:
Stock-based compensation expense included in cost of revenue	5,504	3,688	14,429	9,090
Amortization of acquired intangibles	1,347	449	3,895	449
Non-GAAP gross profit	$119,064	$80,013	$322,365	$211,287
Gross margin	73%	72%	73%	71%
Non-GAAP gross margin	78%	76%	77%	74%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Operating loss	$(45,730)	$(28,479)	$(141,129)	$(91,887)
Add:
Stock-based compensation expense	35,735	21,542	89,694	53,899
Charitable contributions	510	—	1,162	1,008
Amortization of acquired intangibles	1,347	449	3,895	449
Acquisition-related expenses	—	—	3,449	—
Non-GAAP operating loss	$(8,138)	$(6,488)	$(42,929)	$(36,531)
Operating margin	(30)%	(27)%	(34)%	(32)%
Non-GAAP operating margin	(5)%	(6)%	(10)%	(13)%

Non-GAAP Net Loss and Non-GAAP Net Margin
We define non-GAAP net loss and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and loss on early extinguishment of debt, net of debt issuance costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Net Loss	$(63,495)	$(29,517)	$(158,441)	$(94,686)
Add:
Stock-based compensation expense	35,735	21,542	89,694	53,899
Charitable contributions	510	—	1,162	1,008
Amortization of acquired intangibles	1,347	449	3,895	449
Acquisition-related expenses	—	—	3,449	—
Amortization of debt discount	7,052	3,604	14,517	9,539
Loss on early extinguishment of debt, net of debt issuance costs	10,794	—	10,794	—
Non-GAAP net loss	$(8,057)	$(3,922)	$(34,930)	$(29,791)
Net margin	(41)%	(28)%	(38)%	(33)%
Non-GAAP net margin	(5)%	(4)%	(8)%	(10)%
Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$10,640	$6,439	$30,768	$5,068
Less:
Purchases of property and equipment	(63)	(4,463)	(9,980)	(14,253)
Capitalization of internal-use software costs	(1,329)	(604)	(2,659)	(2,329)
Free cash flow	$9,248	$1,372	$18,129	$(11,514)
Net cash used in investing activities	$22,888	$(10,545)	$(125,102)	$(278,216)
Net cash provided by financing activities	$798,399	$7,469	$834,731	$342,352

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and unbilled receivables during the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$153,037	$105,576	$418,740	$283,783
Add:
Deferred revenue (end of period)	313,756	211,123	313,756	211,123
Unbilled receivables (beginning of period)	1,004	818	1,457	809
Less:
Unbilled receivables (end of period)	(1,028)	(1,581)	(1,028)	(1,581)
Deferred revenue (beginning of period)	(291,193)	(191,898)	(254,390)	(164,779)
Calculated billings	$175,576	$124,038	$478,535	$329,355

Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,366.3 million, which were held for working capital purposes. Our cash equivalents and investments were comprised primarily of money market funds, U.S. treasury securities and corporate debt securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. In connection with the issuance of the 2023 Notes, we entered into Note Hedge transactions with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by the proceeds of $52.4 million from the sale of Warrants to purchase shares of our Class A common stock in connection with the issuance of the 2023 Notes.
In September 2019, we completed our private offering of the 2025 Notes and received aggregate proceeds of $1,060.0 million, before deducting issuance costs of approximately $19.3 million. In connection with the 2025 Notes, we entered into Capped Call transactions with respect to our Class A common stock. We used an aggregate amount of $74.1 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls.
Concurrent with the private offering of the 2025 Notes, we repurchased $224.4 million principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, including approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. We also terminated a portion of our existing Note Hedges and Warrants in amounts corresponding to the principal amount of the 2023 Notes Partial Repurchase for net proceeds of $47.2 million.

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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had deferred revenue of $313.8 million, of which $306.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$30,768	$5,068
Net cash used in investing activities	(125,102)	(278,216)
Net cash provided by financing activities	834,731	342,352
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(241)	(990)
Net increase in cash, cash equivalents and restricted cash	$740,156	$68,214
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities and more recently from the net proceeds from the issuance of the Notes and from our IPO.
During the nine months ended October 31, 2019, cash provided by operating activities was $30.8 million primarily due to our net loss of $158.4 million, adjusted for non-cash charges of $151.0 million and net cash inflows of $38.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, loss on early extinguishment of debt, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, and non-cash charitable contributions, offset by non-cash income from deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $58.7 million increase in deferred revenue, a $23.3 million increase in accounts payable, accrued compensation, and accrued other expenses and a $7.9 million increase in operating lease right-of-use assets, partially offset by a $36.6 million increase in deferred commissions, a $9.4 million increase in accounts receivable, a $4.1 million decrease in operating lease liabilities and a $1.5 million increase in prepaid expenses and other assets.
During the nine months ended October 31, 2018, cash used in operating activities was $5.1 million primarily due to our net loss of $94.7 million, adjusted for non-cash charges of $83.9 million and net cash inflows of $15.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $46.0 million increase in deferred revenue, a $12.2 million decrease in operating lease right-of-use assets, a $1.9 million increase in other accrued expenses and a $7.6 million increase in accounts payable and accrued compensation, partially offset by a $25.9 million increase in deferred commissions, a $17.5 million increase in accounts receivable, a $5.6 million decrease in operating lease liabilities and a $2.8 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2019 of $125.1 million was primarily attributable to the purchases of investments of $321.5 million, payment of $44.2 million, net of cash acquired, in connection with our Azuqua acquisition, payment of $8.5 million in connection with the purchase of developed technology intangible assets, purchases of property and equipment of $10.0 million to support additional office space and headcount, and the capitalization of internal-use software costs of $2.7 million associated with the development of additional features and functionality of our platform. These activities were offset by proceeds from the sales and maturities of investments of $261.7 million.
Net cash used in investing activities during the nine months ended October 31, 2018 of $278.2 million was primarily attributable to the purchase of investments of $478.1 million, payment of $15.6 million, net of cash acquired, in connection with ScaleFT acquisition, purchases of property and equipment of $14.3 million to support additional office space and headcount and the capitalization of internal-use software costs of $2.3 million associated with the development of additional features and functionality of our platform. These activities were partially offset by proceeds from the sale and maturities of investments of $232.1 million.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2019 of $834.7 million was primarily attributable to the issuance of the 2025 Notes for proceeds of $1,040.8 million, net of issuance costs and proceeds from the termination of Note Hedges of $405.9 million, offset by cash payments for the 2023 Notes Partial Repurchase of $224.4 million, payments for the termination of Warrants of $358.6 million, and the purchase of Capped Calls for the 2025 notes of $74.1 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options, net of repurchases, of $36.4 million and proceeds from employee purchases under our employee stock purchase plan (ESPP) of $9.0 million.
Cash provided by financing activities during the nine months ended October 31, 2018 of $342.4 million was primarily attributable to proceeds from the issuance of the 2023 Notes of $335.0 million, net of costs of issuance, proceeds from the issuance of warrants of $52.4 million and proceeds from the exercise of stock options of $28.5 million, net of repurchases and proceeds from our ESPP of $6.7 million, partially offset by cash used to purchase the Note Hedges of $80.0 million.
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

Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the nine months ended October 31, 2019, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $1,366.3 million as of October 31, 2019, of which $1,315.7 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million were repurchased in September 2019. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 in connection with the 2023 Notes Partial Repurchase. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes.
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060.0 million. Concurrently with the issuance of the 2025 Notes, we entered into separate Capped Call transactions. The Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes.
The Notes have a fixed annual interest rate of 0.25% and 0.125% respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 5 to our condensed consolidated financial statements for more information.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of October 31, 2019.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,473 employees as of October 31, 2018 to 2,116 employees as of October 31, 2019. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The market for identity solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. For products that organizations can use to manage identities for their workforce (employees, contractors and partners), which we refer to as workforce identity, our competitors include authentication, lifecycle management and multi-factor authentication providers, many of which are large companies such as Computer Associates (a subsidiary of Broadcom), IBM, Microsoft, Oracle, Ping Identity, RSA (a division of Dell Technologies), Duo Security (a division of Cisco Systems), SailPoint and Symantec, and other companies that have acquired identity management solution providers in recent years. For products that organizations can use to manage and secure their customers’ identities, which we refer to as customer identity, we generally compete with internally developed systems, infrastructure-as-a-service providers, such as Amazon Web Services (AWS), Google Cloud Platform and Microsoft, and dedicated customer identity and access management vendors, such as Gigya (a division of SAP) and Janrain (a division of Akamai Technologies). We also actively compete with private companies that offer products for both workforce identity and customer identity. With the continuing merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, there is a greater likelihood that we will compete with other large technology companies in the future in both the workforce identity and customer identity markets. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do.
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
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us. Any material decline in our Dollar-Based Net Retention Rate would harm our future results of operations.
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
Our customers’ storage and use of data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform. We have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data within our online service, but these features do not ensure their compliance and may not be effective against all potential privacy concerns.
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
Our controls may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the Securities and Exchange Commission (SEC). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 54.2% of the voting power of our capital stock as of October 31, 2019. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2019, our directors, executive officers, and their affiliates, held in the aggregate 54.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes and the warrants issued at the time of the issuance of the 2023 Notes. If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash.  We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In February 2018, we issued $345.0 million aggregate principal amount of the 2023 Notes in a private offering. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In September 2019, the Company repurchased $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. Following the 2023 Notes Partial Repurchase, $120.6 million of the 2023 Notes remain outstanding. In September 2019, concurrent with the 2023 Notes Partial Repurchase, we issued $1,060.0 million aggregate principal amount of the 2025 Notes in a private offering, including the initial purchasers’ partial exercise of their option to purchase additional notes. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indentures governing their respective Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted.  We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of October 31, 2019, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between November 1, 2019 and January 31, 2020. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended October 31, 2019, the conditions allowing holders of the 2025 Notes to convert were not met.

In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2019

Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedge transactions with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares. As of October 31, 2019, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remain outstanding. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated warrants corresponding to approximately 4.6 million shares. As of October 31, 2019, warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remain outstanding.

In addition, in connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain financial institutions (the 2025 Notes Capped Call Counterparties and together with the 2023 Notes Option Counterparties, the Option Counterparties). The capped call transactions are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our Class A common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently permitted to be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the Financial Accounting Standards Board recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. We currently already apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of September 9, 2019, between Okta, Inc., and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed September 4, 2019
4.3	Form of 0.125% Convertible Senior Notes due 2025 (included in Exhibit 4.2).	Exhibit 4.2 to Form 8-K filed September 4, 2019
10.1	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed September 4, 2019
10.2	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC, as amended to date.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

December 5, 2019	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Financial Officer)