Form 10-K
period 2020-01-31
Okta, Inc.
filed 2020-03-06
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
Registrant’s telephone number, including area code: (888) 722-7871
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)
Class A common stock, par value $0.0001 per share	OKTA	The NASDAQ Stock Market LLC
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
The aggregate market value of the stock of the Registrant as of July 31, 2019 (based on a closing price of $130.83 per share) held by non-affiliates was approximately $13.7 billion. As of February 29, 2020, there were 114,216,093 shares of the Registrant’s Class A Common Stock and 8,558,279 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2020.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2020

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
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue, gross profit or gross margin and operating expenses;

•	trends in our key business metrics;

•	our growth strategy and ability to compete;

•	the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs;

•	market and other opportunities arising from business combinations;

•	our ability to maintain the security and availability of our internal networks and platform;

•	our ability to increase our number of customers;

•	our ability to sell additional products to and retain our existing customers;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our ability to expand our network of channel partners;

•	our ability to form and expand partnerships with independent software vendors and system integrators;

•	our ability to introduce new products, enhance existing products and address new use cases;

•	our ability to add new integration partners;

•	our ability to grow our international business;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	our anticipated investments in sales and marketing and research and development;

•	our ability to comply with modified or new laws and regulations applying to our business, including GDPR (as defined below), and other privacy regulations that may be implemented in the future;

•	the impact of recent accounting pronouncements on our financial statements; and

•	our ability to successfully defend litigation brought against us.

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

Part I

Item 1. Business
Overview
Okta is the leading independent identity management platform for the enterprise. Our vision is to enable any organization to use any technology, and we believe identity is the key to making that happen. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect the right people to the right technologies at the right time.
The Okta Identity Cloud helps organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications they rely on.
Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premise servers, application program interfaces, or APIs, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely and efficiently embed identity into their software, allowing them to focus on their core mission. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of the Okta Identity Cloud.
Given the growth trends in the number of applications and cloud adoption, identity is becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing all of their identities. Our platform allows our customers to easily provision their customers, employees, contractors, and partners, enabling any user to connect to any device, cloud or application, all with a simple, intuitive and consumer-like user experience.
As of January 31, 2020, more than 7,950 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We partner with leading application and infrastructure vendors, such as Amazon Web Services, Atlassian, Cisco, CyberArk, Google Cloud, Microsoft, Proofpoint, SailPoint, ServiceNow, VMware and Workday. We had over 6,500 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2020, which while not directly correlated to revenue, shows the breadth and acceptance of our platform.
We employ a SaaS business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners.
The Okta Identity Cloud
The Okta Identity Cloud is an independent and neutral cloud-based identity platform that allows our customers to integrate with any prevalent application, service or cloud that they choose through our secure, reliable and scalable platform. Our technological neutrality allows our customers to easily adopt the best technologies, and our platform is designed to securely connect users to the technology that they choose. We prioritize the compatibility of the Okta Identity Cloud with on-premise infrastructures and public and hybrid clouds. Our customers use the Okta Identity Cloud to secure their workforces, to create solutions that make their partner networks more collaborative, and to provide more seamless and secure experiences for their customers or end users, which combined with our open approach, enables our customers to future-proof their environments.

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
The Okta Identity Cloud is used by organizations in two distinct and powerful ways. Our customers use it to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our customers also use it to manage and secure the identities of their own customers via the powerful APIs we have developed, which we refer to as customer identity.
The Okta Identity Cloud for Workforce Identity
In workforce identity use cases, the Okta Identity Cloud simplifies the way an organization’s employees, contractors and partners connect to its applications and data from any device, while increasing efficiency and keeping IT environments secure. We enable organizations to provide their workforces with immediate and secure access to every application they need from any device they use, without requiring multiple credentials, which significantly enhances user connectivity and productivity. We offer our customers an additional security layer through our Adaptive Multi-Factor Authentication product. Our Universal Directory and Lifecycle Management products also serve as a system of record to help our customers organize, customize and manage their users and their access privileges throughout the users’ entire lifecycles. Our Advanced Server Access product is designed to significantly improve our customers’ ability to secure access to cloud-based and on-premise servers, while Okta Access Gateway enables our customers to extend the Okta Identity Cloud to their existing on-premise applications. The Okta Identity Cloud enables our customers to automate access across their growing ecosystem of employees, contractors and partners, increasing collaboration across their workforces.
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
Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Existing Platform

•
Drive New Customer Growth.   To increase our market share, we intend to continue to grow our customer base using a land-and-expand sales model, with a focus on key markets by size of customers, as well as key verticals, including highly-regulated sectors.

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

•
Expand Our Channel Partner Ecosystem. We also plan to expand our indirect sales network to leverage the sales efforts of resellers, system integrators and other distribution partners, and to increase the contribution we receive from these channel partners.

•
Expand Our International Footprint.   With 16% of our revenue generated outside of the United States in fiscal 2020, comparable to 16% in fiscal 2019, we believe there is significant opportunity to grow our international business. We believe global demand for our products will continue to be a long-term opportunity as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.
Increase Our Opportunities

•
Innovate and Extend Our Platform with New Products.   We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. In addition, we intend to selectively pursue acquisitions and strategic investments in businesses and technologies to extend our platform. By continuing to innovate, introduce new products and extend our platform to additional use cases, we believe that we can offer increasing value to our existing and potential customers.

•
Extend Our Accessible Market with New Use Cases. As technology and our customers’ needs evolve, we plan to use our platform to help our customers address new challenges, regulatory requirements and use cases.

•
Expand Our Integrations.   The Okta Integration Network is an extensive partner ecosystem, which includes over 6,500 integrations with cloud, mobile and web applications and IT infrastructure providers. We plan to continue these partnerships as well as add new integration partners to enrich our user experience and expand our customer base. We view our investment in these partnerships as a force multiplier that enables us to build and promote complementary capabilities that benefit our customers.

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

Our Products
The Okta Identity Cloud consists of a suite of products to manage and secure identities. Most of our products can be used for both customer identity and for workforce identity use cases. Our workforce identity products are consumed through web and mobile interfaces, and provide simple ways for IT organizations to manage identities for their employees, contractors and partners. For customer identity, our APIs are also used by developers to embed Okta identity functionality into their own customer-facing mobile or web applications. We continuously improve the Okta Identity Cloud through the release and development of additional products and features.

•
Universal Directory.  Universal Directory provides a centralized, cloud-based system of record to store and secure user, application and device profiles for an organization. Users and profiles stored in the directory can be used with our Single Sign-On product to manage passwords and authentication, or can be used by developers to store and authenticate the users of their applications. When used for workforce identity, Universal Directory becomes a customer’s system of record for all of its employees, contractors and partners. When used for customer identity, Universal Directory becomes a customer's system of record for all of its users.

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

•
Adaptive Multi-Factor Authentication.  Adaptive Multi-Factor Authentication is a comprehensive, but simple-to-use, product that provides an additional layer of security for an organization’s cloud, mobile and web applications and data. We offer an intelligent approach to security, built on contextual data. Adaptive Multi-Factor Authentication includes a policy framework that is integrated with a broad set of cloud and on-premise applications and network infrastructures. It offers adaptive, risk-based authentication that leverages data intelligence from across the Okta network of thousands of organizations.

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

•
Advanced Server Access.  Advanced Server Access offers continuous, contextual access management to secure cloud infrastructure. Organizations can continuously manage and secure access to on-premise Windows and Linux servers and across leading Infrastructure-as-a-Service vendors, including Amazon Web Services, Google Cloud Platform and Microsoft Azure. Advanced Server Access enables our customers to centralize access controls in a seamless manner to better mitigate the risk of credential theft, reuse, sprawl and abandoned administrative accounts.

•
Access Gateway.  Access Gateway enables organizations to extend the Okta Identity Cloud, which is a cloud native platform, from the cloud to their existing on-premise applications, so that they can harness the benefits of Okta to manage all of their critical systems, whether cloud, on-premise or a hybrid. Extending the benefits of the Okta Identity Cloud to hybrid IT environments delivers a single point of management for our customers’ administrators and a single location from which end users can access their critical applications.

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
Okta Integration Network
The Okta Integration Network contains over 6,500 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including Amazon Web Services, Atlassian, Cisco, F5 Networks, Google Cloud Platform, Microsoft Office 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday and Zoom. At the core of the Okta Integration Network is a patented technology that allows our customers to seamlessly connect to any application or type of device that is already integrated into our network.
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
Robust Security
Security is a mission-critical issue for Okta and for our customers. Our approach to security spans day-to-day operational practices to the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. We ensure that access to our platform is securely delegated across an organization. Our source code is updated weekly, and there are audited and verifiable security checkpoints to ensure source code fidelity and continuous security review. We have attained multiple SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 and HIPAA certifications and multiple agency FedRAMP Moderate Authorities to Operate. We also support FIPS 140-2 validated encryption in our Okta Verify MFA product.

Scalability and Uptime
Our technical operations and engineering teams are designed around the concept of an always-on, highly redundant and available platform that we can upgrade without customer disruption. Our products and architecture were built entirely in and for the cloud with availability and scalability at the center of the design and were built to be agnostic with respect to the underlying infrastructure. Our maintenance windows do not require any downtime.
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
Our Customers
As of January 31, 2020, we had over 7,950 customers on our platform, including more than 1,450 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use the Okta Identity Cloud to manage millions of their customers' identities.
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
Research and Development
Our research and development organization is responsible for the design, architecture, creation and the quality of the Okta Identity Cloud. The research and development organization also works closely with our technical operations team to ensure the successful deployment and monitoring of our platform. We use test automation and application monitoring to ensure the Okta Identity Cloud is always-on.

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
As of January 31, 2020, we had sixteen issued patents in the United States, which expire between 2030 and 2036 and cover various aspects of our products. In addition, as of such date, we also had four issued patents in Australia, which expire between 2033 and 2037, two issued patents in New Zealand expiring in 2034 and 2035, and four issued European patents which have each been validated in Germany, France and Great Britain and expire between 2033 and 2035.
We have registered “Okta” as a trademark in the United States, the European Community, Australia, Canada, China and Japan. We also have filed other trademark applications in the United States.
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
Our Competitors
The markets for our products are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new competing technologies. As the markets in which we operate continue to mature and new technologies and competitors enter those markets, we expect competition to intensify. Our competitor categories include:

•	Authentication providers;

•	Lifecycle Management providers;

•	Multi-factor Authentication providers;.

•	Infrastructure-as-a-service providers;

•	Other customer identity and access management providers; and

•	Solutions developed in-house by our potential customers.
We compete with both cloud-based and on-premise enterprise application software providers. Our competitors vary in size and in the breadth and scope of the products and services offered. However, many of our competitors have substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do. Our principal competitor is Microsoft.
Due to the flexibility and breadth of our platform, we can and often do co-exist alongside our competitors’ products within our customer base.
Principal competitive factors in our markets include flexibility, independence, product capabilities, total cost of ownership, time to value, scalability, user experience, number of pre-built integrations, customer satisfaction, global reach and ease of integration, management and use. We believe our product strategy, platform architecture, technology and independence as well as our company culture allow us to compete favorably on each of these factors.
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
Employees
As of January 31, 2020, we had 2,248 employees. To our knowledge, none of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II-Item 8-Financial Statements and Supplementary Data”. For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
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
Risks Related to Our Business
We have experienced rapid growth in recent periods, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
Much of our growth has occurred in recent periods, which makes it difficult to forecast our revenue and evaluate our business and future prospects. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, including the risks and uncertainties described in this document. Additionally, the sales cycle for the evaluation and implementation of our platform, which typically extends for multiple months for enterprise deals, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
From fiscal 2018 to fiscal 2019, our revenue grew from $256.5 million to $399.3 million, an increase of 56%, and from fiscal 2019 to fiscal 2020, our revenue grew from $399.3 million to $586.1 million, an increase of 47%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•	price our platform effectively so that we are able to attract and retain customers without compromising our profitability;

•
attract new customers, successfully deploy and implement our platform, upsell or otherwise increase our existing customers’ use of our platform, obtain customer renewals and provide our customers with excellent customer support;

•	increase our network of channel partners, which include resellers, system integrators and other distribution partners and ISVs;

•	adequately expand our sales force, and maintain or increase our sales force’s productivity;

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
We have incurred significant net losses in each year since our inception, including net losses of $109.8 million, $125.5 million and $208.9 million in fiscal 2018, 2019 and 2020, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,561 employees as of January 31, 2019 to 2,248 employees as of January 31, 2020. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The markets for our products are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new technologies. As the markets in which we operate continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our competitor categories include, but are not limited to:

•	Authentication providers;

•	Access and lifecycle management providers;

•	Multi-factor authentication providers;

•	Infrastructure-as-a-service providers;

•	Other customer identity and access management providers; and

•	Solutions developed in-house by our potential customers.
We compete with both cloud-based and on-premise enterprise application software providers. Our competitors vary in size and in the breadth and scope of the products and services offered. However, many of our competitors have substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, larger intellectual property portfolios, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do. Our principal competitor is Microsoft.

With the continuing merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, there is a greater likelihood that we will compete with other large technology companies in the future in both the workforce identity and customer identity markets.

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and as a result are not as susceptible to downturns in a particular market. Our competitors may also seek to acquire new offerings or repurpose their existing offerings to provide identity solutions with subscription models. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
If we are unable to attract new customers, sell additional products to our existing customers or develop new products and enhancements to our products that achieve market acceptance, our revenue growth and profitability will be harmed.
To increase our revenue and achieve and maintain profitability, we must add new customers or sell additional products to our existing customers. Numerous factors, however, may impede our ability to add new customers and sell additional products to our existing customers, including our failure to convert new organizations into paying customers, failure to attract, effectively train, retain and motivate sales and marketing personnel, failure to develop or expand relationships with channel partners, failure to successfully deploy products for new customers and provide quality customer support or failure to ensure the effectiveness of our marketing programs. In addition, if prospective customers do not perceive our platform to be of sufficiently high value and quality, we will not be able to attract the number and types of new customers that we are seeking.

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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our dollar-based net retention rate declined from 120% as of January 31, 2019 to 119% as of January 31, 2020 and our customer retention and expansion may decline further or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual license terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
Customer growth could fall below expectations.
We have experienced significant growth in the number of our customers in recent periods. As our customer base continues to grow and as we increase our focus on sales to the world’s largest organizations, we do not expect customer growth to continue at the same pace as it has previously. These factors could cause customer growth to fall below analyst or investor expectations. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
Increasingly, companies are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data.
Our customers’ use of Okta to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and personal data. If a breach of customer data on our platform were to occur, as a result of third-party action, technology limitations, employee or contractor error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data or systems was disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we, our third-party service providers and our customers may be unable to anticipate these techniques or to implement adequate preventive measures. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.
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
Third parties may attempt to fraudulently induce employees, contractors, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, account lock outs, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
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
Our quarterly results of operations fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•	the level of demand for our platform;

•	our ability to attract new customers, obtain renewals from existing customers and upsell or otherwise increase our existing customers’ use of our platform;

•	health epidemics, such as the coronavirus outbreak stemming from China (COVID-19), influenza and other highly communicable diseases or viruses;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns for IT spending;

•	the mix of revenue attributable to larger transactions as opposed to smaller transactions, and the associated volatility and timing of our transactions;

•
changes in remaining performance obligations (RPO), due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term or fluctuations due to foreign currency movements, all of which may impact implied growth rates;

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
Any actual or perceived failure by us to comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements could result in proceedings, actions or penalties against us.
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
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under the Federal Risk and Authorization Management Program, or FedRAMP, to help satisfy their own legal and regulatory compliance requirements which, in addition to state or international regulations, may require us to undertake additional actions and expense to ensure compliance.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA) which took effect on January

1, 2020 and broadly defines personal information, gave California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in enforcement actions and prosecutions, private litigation, fines, penalties and censure, claims for damages by customers and other affected individuals, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
Since many of our service’s features involve the processing of personal data from our customers and their employees, contractors, customers, partners and others, any inability to adequately address privacy concerns, even if such concerns are unfounded, or to comply with applicable privacy or data security laws, regulations and policies, could result in liability to us and our business, damage to our reputation and inhibition of sales.
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
Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. In addition, rapidly-evolving privacy laws and frameworks distinguish between a data processor and data controller (or under the CCPA, whether a business is a ‘service provider’), and different risks and requirements may apply to us, depending on the nature of our data processing activities. If our business model expands and changes over time, different sets of risks and requirements may apply to us, requiring us to re-orient the business accordingly.
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
The recent global coronavirus outbreak could harm our business and results of operations.
In December 2019, a coronavirus (COVID-19) was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. This contagious disease outbreak, which has continued to spread to additional countries, and any related adverse public health developments, could adversely affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. This could decrease technology spending, adversely affect demand for our solutions and harm our business and results of operations.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in causing third parties to favor their products or services over subscriptions to our platform. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our platform. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot ensure that these relationships will result in increased customer usage of our applications or increased revenue.
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
Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenue for that period, but will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized over the applicable service period. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, will depend on contract-specific terms and may result in greater variability in revenue from period to period.
In addition, a decrease in new subscriptions or renewals in a reporting period may not have an immediate impact on billings for that period.
Adverse general economic and market conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), energy costs, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.

Our customers may merge with other entities who use alternative identity solutions and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, if economic growth in countries where we do business slows or if such countries experience further economic recession, it could harm our business, revenue, results of operations and cash flows.
If we are unable to ensure that our products integrate or interoperate with a variety of operating systems and software applications that are developed by others, our platform may become less competitive and our results of operations may be harmed.
The number of people who access the Internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past several years and is expected to continue to increase. While we have created mobile applications and mobile versions of our products, if these mobile applications and products do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating our current products or uploading new products. In addition, our products interoperate with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. As a result, we depend on the interoperability of our products with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. Any changes in such technologies that degrade the functionality of our products or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products that operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. In addition, we may face different fraud, security and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, or if it is difficult for our customers to access and use our platform, our business, results of operations and financial condition may be harmed.
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
To remain competitive, we must continue to develop new products, applications and enhancements to our existing platform. This is particularly true as we further expand and diversify our capabilities. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we elect not to or are unable to develop products internally, we may choose to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations. Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations and financial condition.
Interruptions or delays in the services provided by third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.
We host our platform using AWS data centers, a provider of cloud infrastructure services. All of our products use resources operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that use multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of these operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.

We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services and customer relationship management services. Our business would be disrupted if any of the third-party software or services we use, or functional equivalents, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our products to function with such software or services or develop substitutes ourselves, which would result in increased costs and could result in delays in our product launches and the release of new product offerings until equivalent technology can be identified, licensed or developed, and integrated into our products. Furthermore, we might be forced to limit the features available in our current or future products. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.
Various factors may cause our products implementations to be delayed, inefficient or otherwise unsuccessful.
Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Various factors may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, harm to our reputation, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and results of operations.
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
Future acquisitions, investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or effectively manage the combined business following the acquisition.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities, use of our available cash or the incurrence of debt, or in adverse tax consequences or unfavorable accounting treatment, which could harm our results of operations.
In addition, from time to time we invest in private growth stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital.
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

•	acquired technologies or products may not comply with legal or regulatory requirements and may require us to make additional investments to make them compliant;

•	acquired technologies or products may not be able to provide the same support service levels that we generally offer with our other products;

•	they could be viewed unfavorably by our partners, our customers, our stockholders or securities analysts;

•	unforeseen integration or other expenses; and

•	future impairment of goodwill or other acquired intangible assets.
In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition could suffer.
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
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new products, and we cannot ensure that we can license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
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
We may face exposure to foreign currency exchange rate fluctuations.
Today, a vast majority of our customer contracts are denominated in U.S. dollars. Over time, however, an increasing portion of our international customer contracts may be denominated in local currencies. In addition, the majority of our international costs are denominated in local currencies. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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
In the European Community, Directive 95/46/EC, or the Directive, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Personal Data, to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. Our customers have in the past relied upon our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data by data controllers in the European Economic Area, or EEA, to the United States. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations of it) regarding the transfer of Personal Data outside of the EEA.
After the invalidation of the Safe Harbor Framework, negotiators from the European Union and United States worked to arrive at a new solution to legitimize transfers of Personal Data from the EEA to the United States and eventually reached political agreement on a successor to the Safe Harbor Framework. The Privacy Shield was formally adopted and as of August 1, 2016, interested companies have been permitted to register for the program. There continue to be concerns about the future of Privacy Shield as a legitimate data transfer mechanism as it continues to be subject to legal challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled and we determine whether we will participate in the program, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In addition, the other bases on which we and our customers rely for the transfer of data, such as the Standard Contractual Clauses, continue to be subjected to regulatory and judicial scrutiny. In 2017, a legal challenge to the validity of the EU Standard Contractual Clauses (a data transfer mechanism) was referred to the ECJ for review. While the Advocate General of the Court of Justice of the European Union recommended that the validity of the Standard Contractual Clauses be upheld, such opinion is not legally binding. If the Standard Contractual Clauses are struck down as a lawful data transfer mechanism as a result of these proceedings or otherwise, it could harm us and our customers who rely on these clauses. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
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
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our service due to the potential risk exposure to such customers as a result of the ECJ ruling in Case C-362/14 and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and decide not to do business with us.
In addition, data protection regulation is an area of increased focus and changing requirements. On April 27, 2016 the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, replacing the data protection laws of each European Union member state. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate European Union laws and regulations (and member states’ implementations of them) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, or HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates.

We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
In addition, additional guidance regarding HIPAA is expected to be issued in 2020 by the U.S. Department of Health & Human Services, and we are continuing to monitor whether such guidance may obligate us to change our practices. Significant changes to HIPAA, including interpretation and application of HIPAA, could negatively impact our business.
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
In addition, we use channel partners to sell our products and conduct business on our behalf abroad. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and under certain circumstances we could be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot ensure that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
We may not set optimal prices for our products.
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
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
In each of fiscal 2019 and 2020, our international revenue was 16% of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:

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

•	unexpected changes in legal and regulatory requirements;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;

•	political, economic and social instability, war, armed conflict or terrorist activities;

•	health epidemics, such as the coronavirus outbreak stemming from China (COVID-19), influenza and other highly communicable diseases or viruses;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and expense; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to those related to revenue recognition, period of benefit for deferred commissions, incremental borrowing rates for operating leases, effective interest rates for convertible notes, valuation of deferred income taxes, business combination and valuation of goodwill and purchased intangible assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake and wildfire zones which have the potential to disrupt our business. For example, in October 2019, PG&E shut off power to certain cities in the San Francisco Bay Area in order to reduce the risk of wildfires and this resulted in many of our employees being unable to work remotely. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including the recent coronavirus outbreak stemming from China (COVID-19)), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
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
Exposure to political developments in the United Kingdom, including the exit of the United Kingdom from the European Union, could harm us.
On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The withdrawal was extended several times due to deadlocks in negotiations. On January 31, 2020, the United Kingdom withdrew from the European Union and entered into a transition period to, among other things, negotiate an agreement with the European Union governing the future relationship between the European Union and the United Kingdom. The referendum and subsequent withdrawal of the United Kingdom from the European Union has created significant political and economic uncertainty about the future relationship between the United Kingdom and the European Union.
The referendum, withdrawal and transition period mean that the long-term nature of the United Kingdom’s relationship with the European Union is unclear. The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending, and any exit from the European Union may result in new regulatory and cost challenges to our United Kingdom and global operations. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection, immigration and taxation, among other issues, in the United Kingdom. In particular, it is unclear how the United Kingdom's vote to leave the European Union will affect the United Kingdom's enactment of the European General Data Protection Regulation, and how data transfers to and from the United Kingdom will be regulated. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.
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

In addition, on December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred during our taxable year ended January 31, 2018 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation, and indefinite carryforward, on our net operating losses generated during our taxable year ended January 31, 2019, and forward. Furthermore, our ability to use our net operating losses is conditioned upon generating future U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to use our remaining net operating losses, these net operating loss carryforwards generated prior to our tax year ended January 31, 2018 could expire unused.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline.
Prior to our initial public offering, or IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile, and our stock price has been volatile since our IPO. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 53.1% of the voting power of our capital stock as of January 31, 2020. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2020, our directors, executive officers, and their affiliates, held in the aggregate 53.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes (as defined below) and the warrants (as defined below) issued at the time of the issuance of the 2023 Notes (as defined below). If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.

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
Being a public company under these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition is visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.
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
In February 2018, we issued $345.0 million aggregate principal amount of the 2023 Notes in a private offering (2023 Notes). The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In September 2019, the Company repurchased $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock (2023 Notes Partial Repurchase). Following the 2023 Notes Partial Repurchase, $120.6 million of the 2023 Notes remained outstanding. In September 2019, concurrent with the 2023 Notes Partial Repurchase, we issued $1,060.0 million aggregate principal amount of the 2025 Notes in a private offering, including the initial purchasers’ partial exercise of their option to purchase additional notes (2025 Notes, the 2025 Notes together with the 2023 Notes, the Notes). The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
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
In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indentures governing their respective Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of January 31, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between February 1, 2020 and April 30, 2020. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of issuance through January 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the consolidated balance sheet as of January 31, 2020.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedge transactions (Note Hedges) with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (Warrants). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares. As of January 31, 2020, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remained outstanding. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated warrants corresponding to approximately 4.6 million shares. As of January 31, 2020, warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remained outstanding.

In addition, in connection with the issuance of the 2025 Notes, we entered into capped call transactions (Capped Calls) with certain financial institutions (the 2025 Notes Capped Call Counterparties and together with the 2023 Notes Option Counterparties, the Option Counterparties). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 207,066 square feet under a lease, as amended, that expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.  Additionally, we have approximately 11,361 square feet of expansion space at this location that is currently being built out for our use.
We also lease space in various locations in North America, Europe and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of January 31, 2020.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Class A Common Stock
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol "OKTA" since April 7, 2017. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.
As of February 29, 2020, we had 53 holders of record of our Class A common stock and 31 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
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
We have presented below the cumulative total return to our stockholders from April 7, 2017 (the date our Class A common stock commenced trading on the NASDAQ) through January 31, 2020 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	Base period 4/7/2017	4/30/2017	7/31/2017	10/31/2017	1/31/2018	4/30/2018	7/31/2018	10/31/2018	1/31/2019	4/30/2019	7/31/2019	10/31/2019	1/31/2020
Okta	$100.00	$110.80	$93.36	$123.01	$125.27	$182.09	$211.19	$248.23	$350.62	$442.49	$556.49	$463.93	$544.66
S&P 500 Index	100.00	101.22	104.87	109.33	119.88	112.42	119.56	115.12	114.80	125.06	126.53	128.95	136.93
S&P 500 Information Technology Index	100.00	103.04	108.82	121.68	132.07	126.76	138.02	134.94	129.11	153.37	157.32	162.85	185.80

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Unregistered Sales of Equity Securities
(a)Unregistered Sales of Equity Securities
In connection with the partial repurchase of the 2023 Notes in September 2019, the Company issued 2,973,311 shares of Company Class A common stock on September 9, 2019.  This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act). The Company relied on this exemption from registration based in part on representations made by the holders of the 2023 Notes in the exchange agreements pursuant to which the shares of Class A Common Stock were issued.
(b)    Issuer Purchases of Equity Securities
None.

SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA
The following selected consolidated statements of operations data for the years ended January 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of January 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended January 31, 2017 and 2016 and the consolidated balance sheet data as of January 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial data and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018	2017	2016(1)
	(in thousands, except per share data)
Revenue
Subscription	$552,688	$370,855	$236,422	$144,909	$76,443
Professional services and other	33,379	28,399	20,125	15,897	9,464
Total revenue	586,067	399,254	256,547	160,806	85,907
Cost of revenue
Subscription(2)	116,445	77,354	52,481	34,211	20,684
Professional services and other(2)	42,937	36,067	28,274	21,738	15,340
Total cost of revenue	159,382	113,421	80,755	55,949	36,024
Gross profit	426,685	285,833	175,792	104,857	49,883
Operating expenses
Research and development(2)	159,269	102,385	70,821	38,659	28,761
Sales and marketing(2)	340,356	227,960	165,020	110,769	77,915
General and administrative(2)	112,892	75,110	51,803	30,099	19,195
Total operating expenses	612,517	405,455	287,644	179,527	125,871
Operating loss	(185,832)	(119,622)	(111,852)	(74,670)	(75,988)
Interest expense	(27,017)	(15,072)	—	—	—
Interest income and other, net	17,089	9,180	1,682	39	(19)
Loss on early extinguishment of debt	(14,572)	—	—	—	—
Interest expense and other, net	(24,500)	(5,892)	1,682	39	(19)
Loss before provision for (benefit from) income taxes	(210,332)	(125,514)	(110,170)	(74,631)	(76,007)
Provision for (benefit from) income taxes	(1,419)	(17)	(321)	425	295
Net loss	$(208,913)	$(125,497)	$(109,849)	$(75,056)	$(76,302)
Net loss per share:
Basic and diluted	$(1.78)	$(1.17)	$(1.32)	$(3.94)	$(4.28)
Weighted-average shares outstanding used to compute net loss per share:
Basic and diluted	117,221	107,504	83,004	19,038	17,817
(1) The selected consolidated statements of operations data for the year ended January 31, 2016 does not reflect the adoption of ASC 606.
(2) Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of subscription revenue	$12,923	$7,837	$4,600	$1,979	$909
Cost of professional services and other revenue	7,164	4,983	3,137	1,283	553
Research and development	37,683	22,642	18,107	2,992	1,748
Sales and marketing	38,077	22,916	13,242	6,029	2,853
General and administrative	30,777	17,942	10,774	4,844	3,769
Total stock-based compensation expense	$126,624	$76,320	$49,860	$17,127	$9,832

	As of January 31,
	2020(1)	2019(1)	2018	2017	2016(2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,403,024	$563,768	$229,714	$37,672	$87,945
Working capital	1,052,762	135,012	129,555	(35,456)	38,528
Total assets	1,955,395	984,313	399,263	155,276	149,763
Deferred revenue, current and non-current portions	371,450	254,390	164,779	107,120	79,525
Redeemable convertible preferred stock warrant liability	—	—	—	304	237
Redeemable convertible preferred stock	—	—	—	227,954	227,954
Total stockholders’ equity (deficit)	405,344	252,377	199,340	(212,361)	(181,062)
(1) The summary consolidated balance sheet data as of January 31, 2020 and 2019 reflect the adoption of ASU No. 2016-02, Leases (Topic 842), or ASC 842. See Note 2 of the notes to the consolidated financial statements for a summary of adjustments to reflect the impact of adoption on 2019. The summary consolidated balance sheet data as of January 31, 2018, 2017 and 2016 does not reflect the adoption of ASC 842.
(2) The summary consolidated balance sheet data as of January 31, 2016 does not reflect the adoption of ASC 606.

Other Financial Measures and Key Metrics(1)

	Year Ended January 31,
	2020	2019	2018	2017	2016(2)
	(dollars in thousands)
Gross profit	$426,685	$285,833	$175,792	$104,857	$49,883
Non-GAAP gross profit	$452,260	$299,485	$183,533	$108,309	$51,535
Gross margin	73%	72%	69%	65%	58%
Non-GAAP gross margin	77%	75%	72%	67%	60%
Operating loss	$(185,832)	$(119,622)	$(111,852)	$(74,670)	$(75,988)
Non-GAAP operating loss	$(48,525)	$(41,462)	$(61,234)	$(57,353)	$(65,935)
Operating margin	(32)%	(30)%	(44)%	(46)%	(89)%
Non-GAAP operating margin	(8)%	(10)%	(24)%	(36)%	(77)%
Net loss	$(208,913)	$(125,497)	$(109,849)	$(75,056)	$(76,302)
Non-GAAP net loss	$(36,674)	$(34,143)	$(59,231)	$(57,739)	$(66,249)
Net margin	(36)%	(31)%	(43)%	(47)%	(89)%
Non-GAAP net margin	(6)%	(9)%	(23)%	(36)%	(77)%
Net cash provided by (used in) operating activities	$55,603	$15,172	$(25,240)	$(42,101)	$(41,536)
Net cash provided by (used in) investing activities	$(688,041)	$(197,320)	$(99,704)	$6,965	$1,160
Net cash provided by financing activities	$853,385	$357,762	$237,408	$457	$76,841
Free cash flow	$36,273	$(6,750)	$(37,221)	$(53,843)	$(48,237)
Customers (period end)	7,950	6,100	4,350	3,114	2,225
Customers with annual contract value (ACV) above $100,000	1,467	1,038	691	443	255
Dollar-based net retention rate for the trailing 12 months	119%	120%	121%	123%	120%
Current remaining performance obligations(3)	$592,309	$385,600	$—	$—	$—
Remaining performance obligations(3)	$1,209,659	$728,900	$—	$—	$—
Calculated billings	$703,558	$488,217	$314,934	$194,524	$118,023

(1)
A reconciliation for each non-GAAP financial measure is included in the "Non-GAAP Financial Measures" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

(2)	The summary financial data for the year ended January 31, 2016 does not reflect the adoption of ASC 606.

(3)
As of January 31, 2020 and 2019, current remaining performance obligations and remaining performance obligations, which are GAAP financial measures, reflect our adoption of ASC 606 on February 1, 2018.

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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect the right people to the right technologies at the right time. Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premise servers, application program interfaces, or APIs, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely and efficiently embed identity into their software, allowing them to focus on their core mission. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
We have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of January 31, 2020, we had over 6,500 integrations with these cloud, mobile and web applications and IT infrastructure providers.
We employ a SaaS business model. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We generate subscription fees pursuant to noncancelable contracts with a weighted average duration of 2.6 years as of January 31, 2020. The Okta Identity Cloud is used by our customers to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our platform is also used to manage and secure the identities of an organization's own customers via the powerful APIs we have developed, which we refer to as customer identity. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Financial Information and Segments
We operate our business as one reportable segment. Our revenue has grown significantly. For the years ended January 31, 2020, 2019 and 2018, our revenue was $586.1 million, $399.3 million and $256.5 million, respectively, representing a growth rate of 47% and 56%, respectively. For the years ended January 31, 2020, 2019 and 2018, we generated net losses of $208.9 million, $125.5 million and $109.8 million, respectively. Our accumulated deficit as of January 31, 2020 was $701.1 million.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2020	2019	2018
	(dollars in thousands)
Customers with annual contract value (ACV) above $100,000	1,467	1,038	691
Dollar-based net retention rate for the trailing 12 months ended	119%	120%	121%
Current remaining performance obligations(1)	$592,309	$385,600	—
Remaining performance obligations(1)	$1,209,659	$728,900	—

(1)
As of January 31, 2020 and 2019, current remaining performance obligations and remaining performance obligations, which are GAAP financial measures, reflect our adoption of ASC 606 on February 1, 2018.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Calculated billings	$703,558	$488,217	$314,934
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2020, we had over 7,950 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value with us was 1,467, 1,038 and 691 as of January 31, 2020, 2019 and 2018, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management, or IAM, infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our Dollar-Based Net Retention Rate is based upon our Annual Contract Value, or ACV, which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end, or Prior Period ACV. We then calculate the ACV from these same customers as of the current period end, or Current Period ACV. Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Net Retention Rate.

Our strong Dollar-Based Net Retention Rate is primarily attributable to an expansion of users and up-selling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.
Remaining Performance Obligations
Remaining performance obligations, or RPO, represent all future, noncancelable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. Remaining performance obligations fluctuate due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Calculated Billings
Calculated Billings represent our total revenue plus the change in deferred revenue and less the change in unbilled receivables in the period. Calculated Billings in any particular period reflects sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Calculated Billings increased 44% in the year ended January 31, 2020 over the year ended January 31, 2019. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Selected Consolidated Financial Data and Other Data—Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.

Components of Results of Operations
Revenue
Subscription Revenue.    Subscription revenue primarily consists of fees for access to and usage of our cloud-based platform and related support. We generate subscription fees pursuant to noncancelable contracts with a weighted average duration of 2.6 years as of January 31, 2020. Subscription revenue is driven primarily by the number of customers, the number of users per customer and the products used. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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
Interest Expense and Other, Net
Interest expense and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our Notes, interest income from our investment holdings and loss on early extinguishment of debt.
Benefit from Income Taxes
Benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Revenue
Subscription	$552,688	$370,855	$236,422
Professional services and other	33,379	28,399	20,125
Total revenue	586,067	399,254	256,547
Cost of revenue
Subscription(1)	116,445	77,354	52,481
Professional services and other(1)	42,937	36,067	28,274
Total cost of revenue	159,382	113,421	80,755
Gross profit	426,685	285,833	175,792
Operating expenses
Research and development(1)	159,269	102,385	70,821
Sales and marketing(1)	340,356	227,960	165,020
General and administrative(1)	112,892	75,110	51,803
Total operating expenses	612,517	405,455	287,644
Operating loss	(185,832)	(119,622)	(111,852)
Interest expense	(27,017)	(15,072)	—
Interest income and other, net	17,089	9,180	1,682
Loss on early extinguishment of debt	(14,572)	—	—
Interest expense and other, net	(24,500)	(5,892)	1,682
Loss before benefit from income taxes	(210,332)	(125,514)	(110,170)
Benefit from income taxes	(1,419)	(17)	(321)
Net loss	$(208,913)	$(125,497)	$(109,849)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of subscription revenue	$12,923	$7,837	$4,600
Cost of professional services and other revenue	7,164	4,983	3,137
Research and development	37,683	22,642	18,107
Sales and marketing	38,077	22,916	13,242
General and administrative	30,777	17,942	10,774
Total stock-based compensation expense	$126,624	$76,320	$49,860

The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended January 31,
	2020	2019	2018
Revenue
Subscription	94%	93%	92%
Professional services and other	6	7	8
Total revenue	100	100	100
Cost of revenue
Subscription	20	19	20
Professional services and other	7	9	11
Total cost of revenue	27	28	31
Gross profit	73	72	69
Operating expenses:
Research and development	27	26	28
Sales and marketing	58	57	65
General and administrative	20	19	20
Total operating expenses	105	102	113
Operating loss	(32)	(30)	(44)
Interest expense	(5)	(3)	—
Interest income and other, net	3	2	1
Loss on early extinguishment of debt	(2)	—	—
Interest expense and other, net	(4)	(1)	1
Loss before benefit from income taxes	(36)	(31)	(43)
Benefit from income taxes	—	—	—
Net loss	(36)%	(31)%	(43)%

A discussion regarding our financial condition and results of operations for the year ended January 31, 2020 compared to the year ended January 31, 2019 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2019 compared to the year ended January 31, 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 14, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.okta.com.
Comparison of the Years Ended January 31, 2020 and 2019
Revenue

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$552,688	$370,855	$181,833	49%
Professional services and other	33,379	28,399	4,980	18
Total revenue	$586,067	$399,254	$186,813	47%
Percentage of revenue:
Subscription	94%	93%
Professional services and other	6	7
Total	100%	100%
Subscription revenue increased by $181.8 million, or 49%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $5.0 million, or 18%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$116,445	$77,354	$39,091	51%
Professional services and other	42,937	36,067	6,870	19
Total cost of revenue	$159,382	$113,421	$45,961	41%
Gross profit	$426,685	$285,833	$140,852	49%
Gross margin:
Subscription	79%	79%
Professional services and other	(29)	(27)
Total gross margin	73%	72%
Cost of subscription revenue increased by $39.1 million, or 51%, for the year ended January 31, 2020 compared to the year ended January 31, 2019, primarily due to an increase of $21.6 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $6.2 million in data center costs as we increased capacity to support our growth, and an increase of $4.7 million related to the amortization of purchased developed technology intangible assets.
Our gross margin for subscription revenue remained consistent at 79% during the year ended January 31, 2020, compared to the year ended January 31, 2019. While our subscription revenue gross margin may fluctuate in the near-

term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $6.9 million, or 19%, for the year ended January 31, 2020, compared to the year ended January 31, 2019, primarily due to an increase of $5.7 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue decreased to (29)% during the year ended January 31, 2020 from (27)% during the year ended January 31, 2019 primarily due to additional investment in our professional services organization.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$159,269	$102,385	$56,884	56%
Percentage of revenue	27%	26%
Research and development expenses increased $56.9 million, or 56%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to an increase of $50.6 million in employee compensation costs due to higher headcount, an increase of $2.3 million in other research related costs, and an increase of $2.1 million in allocated overhead costs.
Sales and Marketing Expenses

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$340,356	$227,960	$112,396	49%
Percentage of revenue	58%	57%
Sales and marketing expenses increased $112.4 million, or 49%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was primarily due to an increase of $69.8 million in employee compensation costs related to headcount growth. Marketing and event costs increased by $18.9 million due to an increase in the scope and scale of our annual customer conference compared to fiscal 2019 and increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers. Employee related expenses increased by $7.4 million to support efforts to expand our customer base, allocated overhead costs increased by $5.3 million and software license costs increased by $2.6 million, in line with the increased scale of our sales and marketing organization.
General and Administrative Expenses

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$112,892	$75,110	$37,782	50%
Percentage of revenue	20%	19%
General and administrative expenses increased $37.8 million, or 50%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to an increase of $25.8 million in employee compensation costs related to higher headcount to support our continued growth, an increase of $2.4 million in acquisition costs and an increase of $3.8 million in costs from professional services comprised primarily of legal and accounting fees.

Interest Expense and Other, Net

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(27,017)	$(15,072)	$(11,945)	79%
Interest income and other, net	17,089	9,180	7,909	86
Loss on early extinguishment of debt	(14,572)	—	(14,572)	100
Interest expense and other, net	$(24,500)	$(5,892)
Interest expense increased $11.9 million or 79% for the year ended January 31, 2020 compared to the year ended January 31, 2019, primarily as a result of an increase of $14.2 million for the 2025 Notes offset by a decrease of $2.3 million for the 2023 Notes, due to the 2023 Notes Partial Repurchase. Interest income and other, net increased $7.9 million, or 86% for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances.
Loss on early extinguishment of debt increased $14.6 million for the year ended January 31, 2020 due to the 2023 Notes Partial Repurchase in September 2019.

Quarterly Results of Operations Data and Other Data
The following tables set forth selected unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended January 31, 2020, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019	Apr 30, 2019	Jul 31, 2019	Oct 31, 2019	Jan 31, 2020
	(in thousands, except per share data)
Revenue
Subscription	$76,841	$87,854	$97,698	$108,462	$117,163	$132,494	$144,517	$158,514
Professional services and other	6,780	6,732	7,878	7,009	8,060	7,986	8,520	8,813
Total revenue	83,621	94,586	105,576	115,471	125,223	140,480	153,037	167,327
Cost of revenue
Subscription(1)	16,332	19,211	20,265	21,546	24,540	27,917	30,124	33,864
Professional services and other(1)	7,775	9,017	9,435	9,840	10,555	10,863	10,700	10,819
Total cost of revenue	24,107	28,228	29,700	31,386	35,095	38,780	40,824	44,683
Gross profit	59,514	66,358	75,876	84,085	90,128	101,700	112,213	122,644
Operating expenses
Research and development(1)	19,929	24,829	27,596	30,031	34,032	40,045	41,832	43,360
Sales and marketing(1)	49,493	59,004	56,911	62,552	82,112	78,385	87,224	92,635
General and administrative(1)	15,070	20,955	19,848	19,237	25,766	26,887	28,887	31,352
Total operating expenses	84,492	104,788	104,355	111,820	141,910	145,317	157,943	167,347
Operating loss	(24,978)	(38,430)	(28,479)	(27,735)	(51,782)	(43,617)	(45,730)	(44,703)
Interest expense	(2,717)	(4,058)	(4,118)	(4,179)	(4,241)	(4,304)	(7,826)	(10,646)
Interest income and other, net	1,502	2,296	2,413	2,969	2,900	3,464	4,982	5,743
Loss on early extinguishment of debt	—	—	—	—	—	—	(14,572)	—
Interest expense and other, net	(1,215)	(1,762)	(1,705)	(1,210)	(1,341)	(840)	(17,416)	(4,903)
Loss before provision for (benefit from) income taxes	(26,193)	(40,192)	(30,184)	(28,945)	(53,123)	(44,457)	(63,146)	(49,606)
Provision for (benefit from) income taxes	(231)	(985)	(667)	1,866	(1,157)	(1,477)	349	866
Net loss	$(25,962)	$(39,207)	$(29,517)	$(30,811)	$(51,966)	$(42,980)	$(63,495)	$(50,472)
Net loss per share, basic and diluted	$(0.25)	$(0.37)	$(0.27)	$(0.28)	$(0.46)	$(0.37)	$(0.53)	$(0.42)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019	Apr 30, 2019	Jul 31, 2019	Oct 31, 2019	Jan 31, 2020
	(in thousands)
Cost of subscription revenue	$1,529	$1,901	$2,383	$2,024	$2,422	$3,111	$3,604	$3,786
Cost of professional services and other revenue	889	1,083	1,305	1,706	1,519	1,873	1,900	1,872
Research and development	4,213	5,272	6,291	6,866	6,346	9,082	10,894	11,361
Sales and marketing	4,153	5,471	6,228	7,064	6,786	9,236	10,937	11,118
General and administrative	3,351	4,495	5,335	4,761	5,612	7,972	8,400	8,793
Total stock-based compensation expense	$14,135	$18,222	$21,542	$22,421	$22,685	$31,274	$35,735	$36,930

	Three Months Ended
	Apr 30, 2018	Jul 31, 2018	Oct 31, 2018	Jan 31, 2019	Apr 30, 2019	Jul 31, 2019	Oct 31, 2019	Jan 31, 2020
Revenue
Subscription	92%	93%	93%	94%	94%	94%	94%	95%
Professional services and other	8	7	7	6	6	6	6	5
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue
Subscription	20	20	19	19	20	20	20	20
Professional services and other	9	10	9	8	8	8	7	7
Total cost of revenue	29	30	28	27	28	28	27	27
Gross profit	71	70	72	73	72	72	73	73
Operating expenses:
Research and development	24	26	26	26	27	28	27	26
Sales and marketing	59	62	54	54	65	56	57	55
General and administrative	18	23	19	17	21	19	19	19
Total operating expenses	101	111	99	97	113	103	103	100
Operating loss	(30)	(41)	(27)	(24)	(41)	(31)	(30)	(27)
Interest expense	(3)	(4)	(4)	(4)	(3)	(3)	(5)	(6)
Interest income and other, net	2	2	2	3	2	2	3	3
Loss on early extinguishment of debt	—	—	—	—	—	—	(9)	—
Interest expense and other, net	(1)	(2)	(2)	(1)	(1)	(1)	(11)	(3)
Loss before provision for (benefit from) income taxes	(31)	(43)	(29)	(25)	(42)	(32)	(41)	(30)
Provision for (benefit from) income taxes	—	(2)	(1)	2	(1)	(1)	—	—
Net loss	(31)%	(41)%	(28)%	(27)%	(41)%	(31)%	(41)%	(30)%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially in each of the periods presented due primarily to increases in the number of new customers, as well as expansion within existing customers and sales of new products. We have typically acquired more new customers in the fourth quarter of our fiscal year, though this seasonality is sometimes not immediately apparent in our revenue due to the fact that we recognize subscription revenue over the term of the contract. As of January 31, 2020, our contracts had a weighted-average duration of 2.6 years.
Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly gross margin has generally been increasing due to increasing subscription revenue and related economies of scale. Our professional services margin has declined from additional investment in our professional services organization, which has been more than offset by the increase in subscription margin.
Quarterly Operating Expense and Interest Expense and Other, Net Trends
Total costs and expenses generally increased sequentially for the fiscal quarters presented, primarily due to the addition of personnel in connection with the expansion of our business. Our research and development expenses can fluctuate quarter to quarter based on the timing and extent of capitalizable internal-use software development activities. Sales and marketing expenses generally increased sequentially over the periods. Sales and marketing expenses included $10.1 million and $6.2 million of expenses related to our annual customer conference in the first quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively. Our sales and marketing expenses generally increase in the quarter in which the conference is held. In addition to higher costs incurred for the ongoing expansion of our business, general and administrative costs have also generally increased in recent quarters due to higher outside professional service fees. Interest expense and other, net consists of interest expense, which increased due to amortization of the debt discount on our Notes and increases in our overall Notes balance, offset by additional interest income earned on higher cash and short-term investment balances. In the third quarter of fiscal 2020, we incurred a loss on early extinguishment of debt due to the 2023 Notes Partial Repurchase.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial measures, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Gross profit	$426,685	$285,833	$175,792
Add:
Stock-based compensation expense included in cost of revenue	20,087	12,820	7,737
Amortization of acquired intangibles	5,488	832	4
Non-GAAP gross profit	$452,260	$299,485	$183,533
Gross margin	73%	72%	69%
Non-GAAP gross margin	77%	75%	72%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Operating loss	$(185,832)	$(119,622)	$(111,852)
Add:
Stock-based compensation expense	126,624	76,320	49,860
Charitable contributions	1,746	1,008	754
Amortization of acquired intangibles	5,488	832	4
Acquisition-related expenses(1)	3,449	—	—
Non-GAAP operating loss	$(48,525)	$(41,462)	$(61,234)
Operating margin	(32)%	(30)%	(44)%
Non-GAAP operating margin	(8)%	(10)%	(24)%

(1)	We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
Non-GAAP Net Loss and Non-GAAP Net Margin
We define non-GAAP net loss and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and loss on early extinguishment of debt, net of debt issuance costs.

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Net loss	$(208,913)	$(125,497)	$(109,849)
Add:
Stock-based compensation expense	126,624	76,320	49,860
Charitable contributions	1,746	1,008	754
Amortization of acquired intangibles	5,488	832	4
Acquisition-related expenses(1)	3,449	—	—
Amortization of debt discount	24,138	13,194	—
Loss on early extinguishment of debt, net of debt issuance costs	10,794	—	—
Non-GAAP net loss	$(36,674)	$(34,143)	$(59,231)
Net margin	(36)%	(31)%	(43)%
Non-GAAP net margin	(6)%	(9)%	(23)%

(1)	We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.

Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$55,603	$15,172	$(25,240)
Less:
Purchases of property and equipment	(15,442)	(19,811)	(6,550)
Capitalization of internal-use software costs	(3,888)	(2,851)	(5,431)
Proceeds from sales of property and equipment	—	740	—
Free cash flow	$36,273	$(6,750)	$(37,221)
Net cash used in investing activities	$(688,041)	$(197,320)	$(99,704)
Net cash provided by financing activities	$853,385	$357,762	$237,408
Free cash flow margin	6%	(2)%	(15)%
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Total revenue	$586,067	$399,254	$256,547
Add:
Deferred revenue (end of period)	371,450	254,390	164,779
Unbilled receivables (beginning of period)	1,457	809	1,537
Less:
Unbilled receivables (end of period)	(1,026)	(1,457)	(809)
Deferred revenue (beginning of period)	(254,390)	(164,779)	(107,120)
Calculated billings	$703,558	$488,217	$314,934
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,403.0 million, which were held for working capital purposes. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. In connection with the issuance of the 2023 Notes, we entered into convertible Note Hedge transactions with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock in connection with the issuance of the 2023 Notes.
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
We believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had deferred revenue of $371.5 million, of which $365.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$55,603	$15,172	$(25,240)
Net cash used in investing activities	(688,041)	(197,320)	(99,704)
Net cash provided by financing activities	853,385	357,762	237,408
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(209)	(632)	487
Net increase in cash, cash equivalents and restricted cash	$220,738	$174,982	$112,951
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023 and 2025 Notes in February 2018 and September 2019, respectively, and from our IPO in April 2017.
During the year ended January 31, 2020, cash provided by operating activities was $55.6 million primarily due to our net loss of $208.9 million, adjusted for non-cash charges of $213.0 million and net cash inflows of $51.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, deferred income taxes, charitable contributions and loss on early extinguishment of debt. The primary drivers of the changes in operating assets and liabilities related to a $116.4 million increase in deferred revenue, a $34.7 million increase in accounts payable, accrued compensation, and accrued other expenses and a $13.0 million increase in operating lease right-of-use assets, partially offset by a

$61.2 million increase in deferred commissions, a $37.5 million increase in accounts receivable, a $9.7 million decrease in operating lease liabilities and a $4.1 million increase in prepaid expenses and other assets.
During the year ended January 31, 2019, cash provided by operating activities was $15.2 million primarily due to our net loss of $125.5 million, adjusted for non-cash charges of $120.3 million and net cash inflows of $20.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, deferred income taxes and charitable contributions. The primary drivers of the changes in operating assets and liabilities related to a $89.3 million increase in deferred revenue, an increase of $11.8 million in accounts payable, accrued compensation and accrued other expenses and a $17.2 million decrease in operating lease right-of-use assets, partially offset by a $41.3 million increase in deferred commissions, a $39.7 million increase in accounts receivable, a $10.3 million increase in prepaid expenses and other assets and a $6.6 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities during the year ended January 31, 2020 of $688.0 million was primarily attributable to the purchases of investments of $999.4 million, payment of $44.3 million, net of cash acquired, in connection with our Azuqua acquisition, purchases of property and equipment of $15.4 million to support additional office space and headcount, payment of $8.6 million in connection with the purchase of developed technology intangible assets and the capitalization of internal-use software costs of $3.9 million associated with the development of additional features and functionality for our platform. These activities were offset by proceeds from the sales and maturities of investments of $383.5 million.
Net cash used in investing activities during the year ended January 31, 2019 of $197.3 million was primarily attributable to the purchases of investments of $631.5 million, purchases of property and equipment of $19.8 million to support additional office space and headcount and the capitalization of internal-use software costs of $2.9 million associated with the development of additional features and functionality of our platform. These activities were offset by proceeds from the sales and maturities of investments of $471.7 million.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2020 of $853.4 million was primarily attributable to the issuance of the 2025 Notes for proceeds of $1,040.7 million, net of issuance costs, and proceeds from the termination of Note Hedges of  $405.9 million, offset by payments for termination of Warrants of $358.6 million, payments for the 2023 Notes Partial Repurchase of $224.4 million, and the purchase of Capped Calls for the 2025 Notes of $74.1 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options, of $45.4 million and proceeds from our employee stock purchase plan (ESPP) of $18.8 million.
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

Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible senior notes, operating leases for office space and data center hosting facilities. The following table summarizes our contractual obligations as of January 31, 2020:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Convertible senior notes(1)	$—	$—	$120,588	$1,060,000	$1,180,588
Interest obligations for convertible senior notes	1,561	3,253	2,939	1,218	8,971
Operating lease obligations(2)	31,421	71,492	70,367	98,322	271,602
Other obligations(3)	56,413	69,508	30,000	—	155,921
Total contractual obligations	$89,395	$144,253	$223,894	$1,159,540	$1,617,082

(1)
The principal balances of the Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. However, the conversion period for the 2023 Notes was open as of February 1, 2019, and as such the value of the 2023 Notes is included within current liabilities on our consolidated balance sheets. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(2)
Consists of future non-cancelable minimum rental payments under operating leases for our offices including operating leases that have not yet commenced. These payments have not been adjusted to reflect minimum sublease rental income of $14.2 million payable to us through 2024 pursuant to non-cancellable subleases.

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
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (SSP) basis. We determine SSP based on observable, if available, prices for those related services when sold separately. When such observable prices are not available, we determine SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
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
Deferred commissions on our consolidated balance sheets totaled $111.5 million and $79.0 million at January 31, 2020 and 2019, respectively.
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
Goodwill on our consolidated balance sheets totaled $48.0 million and $18.1 million at January 31, 2020 and 2019, respectively. Goodwill is tested for impairment annually on November 1 or more frequently if certain indicators are present. Based on the annual assessment, no indicator of impairment was noted and as such no impairment charge was recorded during the years ended January 31, 2020, 2019 and 2018.
Convertible Senior Notes
We account for our convertible senior notes in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, as our Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, we are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility and the risk-free rate. For the market-based approach, we observe the price of derivative instruments purchased in conjunction with our convertible senior note issuances or we evaluate issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC Subtopic 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor, such as the contemporaneous 2023 Notes Partial Repurchase and issuance of the 2025 Notes, should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2023 Notes Partial Repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, we accounted for the 2023 Notes Partial Repurchase as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the 2023 Notes Partial Repurchase was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component of the 2023 Notes Partial Repurchase is based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining tenor of the 2023 Notes. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" and " — Recently Issued Accounting Pronouncements Not Yet Adopted” for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the years ended January 31, 2020, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $1,403.0 million as of January 31, 2020, of which $1,319.6 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - Identifying and evaluating terms and conditions in contracts
Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company derives revenue from subscription fees and professional services fees. The Company’s arrangements are generally noncancelable and nonrefundable. In addition, the arrangements do not provide customers with the right to take possession of the software and, as a result, are accounted for as service arrangements. Subscription revenue, which includes support, is recognized on a straight-line basis over the noncancelable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. Revenue for the Company’s professional services is recognized as services are performed in proportion to their pattern of transfer.
Auditing the Company’s accounting for revenue recognition was challenging, specifically related to the appropriate identification and evaluation of non-standard terms and conditions. For example, certain non-standard terms and conditions required judgment to identify the distinct performance obligations and determine the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of terms and conditions in contracts that impact revenue recognition, including the identification of performance obligations and the determination of the timing of revenue recognition. This included testing relevant controls over the information systems that are used in the initiation, billing and recording of revenue transactions.
Among other procedures, on a sample basis, we tested the completeness and accuracy of management’s identification and evaluation of the non-standard terms and conditions in contracts. We also tested amounts recognized pursuant to contractual terms and conditions by examining the relationship between revenue recognized and accounts receivable and related cash collections. Further, we selected a sample of contractual arrangements to test that management had properly assessed the impact of any non-standard terms on the identified performance obligations and timing of revenue recognition. Additionally, to verify completeness of non-standard terms and conditions, we obtained confirmations of terms and conditions for a sample of arrangements with customers.

Convertible Notes
Description of the Matter
As explained in Note 9 to the consolidated financial statements, in September 2019 the Company issued $1,060 million of convertible senior notes due September 1, 2025 (2025 Notes), which permit the Company to settle in cash or stock at its option. Concurrent with the offering of the 2025 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2025 Notes. Simultaneous with the issuance of the 2025 Notes, the Company repurchased a portion of the convertible notes issued in February 2018, due February 25, 2023 (2023 Notes)(2023 Notes Partial Repurchase), and accounted for this transaction as a debt extinguishment. These transactions are collectively referred to as the Convertible Notes Transactions.
Auditing the Company’s accounting for the Convertible Notes Transactions was complex due to the significant judgment required in determining the liability component of the related convertible notes as well as the balance sheet classification of the elements of the 2025 Notes. The Company accounted for the Convertible Notes Transactions as separate liability and equity components, determined the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigned the residual value to the equity component.
The Company estimated the fair value of the liability component of the 2025 Notes and 2023 Notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company used both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities by other comparable companies. Additionally, a detailed analysis of the terms of the 2025 Notes was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components.
Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements, and determination that the 2023 Notes Partial Repurchase was a debt extinguishment.
Our testing of the fair value of the liability components of the 2025 Notes and the 2023 Notes Partial Repurchase, included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the risk adjusted yield as well as its analysis of comparable issuances of debt securities by other companies. In addition, we involved a valuation specialist to assist in our evaluation of the significant assumptions and methodology used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
March 5, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
March 5, 2020

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2020	2019
		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$520,048	$298,394
Short-term investments	882,976	265,374
Accounts receivable, net of allowances of $1,166 and $2,098	130,115	91,926
Deferred commissions	33,636	24,185
Prepaid expenses and other current assets	32,950	28,237
Total current assets	1,599,725	708,116
Property and equipment, net	53,535	52,921
Operating lease right-of-use assets	125,204	121,389
Deferred commissions, noncurrent	77,874	54,812
Intangible assets, net	32,529	13,897
Goodwill	48,023	18,089
Other assets	18,505	15,089
Total assets	$1,955,395	$984,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,837	$2,431
Accrued expenses and other current liabilities	36,887	33,653
Accrued compensation	40,300	19,770
2023 convertible senior notes, net	100,703	271,628
Deferred revenue	365,236	245,622
Total current liabilities	546,963	573,104
2025 convertible senior notes, net	837,002	—
Operating lease liabilities, noncurrent	154,511	147,046
Deferred revenue, noncurrent	6,214	8,768
Other liabilities, noncurrent	5,361	3,018
Total liabilities	1,550,051	731,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2020 and 2019	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 113,990 and 101,093 shares issued and outstanding as of January 31, 2020 and 2019, respectively	11	10
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 8,648 and 11,059 shares issued and outstanding as of January 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	1,105,564	744,896
Accumulated other comprehensive income (loss)	892	(319)
Accumulated deficit	(701,124)	(492,211)
Total stockholders’ equity	405,344	252,377
Total liabilities and stockholders’ equity	$1,955,395	$984,313
(1)    Adjusted for adoption of ASC 842. See Note 2.
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue
Subscription	$552,688	$370,855	$236,422
Professional services and other	33,379	28,399	20,125
Total revenue	586,067	399,254	256,547
Cost of revenue
Subscription	116,445	77,354	52,481
Professional services and other	42,937	36,067	28,274
Total cost of revenue	159,382	113,421	80,755
Gross profit	426,685	285,833	175,792
Operating expenses
Research and development	159,269	102,385	70,821
Sales and marketing	340,356	227,960	165,020
General and administrative	112,892	75,110	51,803
Total operating expenses	612,517	405,455	287,644
Operating loss	(185,832)	(119,622)	(111,852)
Interest expense	(27,017)	(15,072)	—
Interest income and other, net	17,089	9,180	1,682
Loss on early extinguishment of debt	(14,572)	—	—
Interest expense and other, net	(24,500)	(5,892)	1,682
Loss before benefit from income taxes	(210,332)	(125,514)	(110,170)
Benefit from income taxes	(1,419)	(17)	(321)
Net loss	$(208,913)	$(125,497)	$(109,849)

Net loss per share, basic and diluted	$(1.78)	$(1.17)	$(1.32)

Weighted-average shares used to compute net loss per share, basic and diluted	117,221	107,504	83,004

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(208,913)	$(125,497)	$(109,849)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	1,220	179	(202)
Foreign currency translation adjustments	(9)	(889)	760
Other comprehensive income (loss)	1,211	(710)	558
Comprehensive loss	$(207,702)	$(126,207)	$(109,291)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of January 31, 2017	59,465,439	227,954	—	—	20,293,338	2	44,469	(167)	(256,665)	(212,361)
Issuance of common stock upon exercise of stock options and other activity, net	—	—	8,274,599	1	900,517	—	34,697	—	—	34,698
Issuance of common stock upon net exercise of warrant	—	—	—	—	168,750	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650,000	1	—	—	194,344	—	—	194,345
Issuance of Series B redeemable convertible preferred stock upon net exercise of warrants	26,201	408	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(59,491,640)	(228,362)	—	—	59,491,640	6	228,356	—	—	228,362
Issuance of common stock and restricted stock in connection with acquisition	—	—	—	—	1,598,500	—	3,652	—	—	3,652
Issuance of common stock pursuant to charitable donation	—	—	24,287	—	—	—	708	—	—	708
Issuance of common stock under employee stock purchase plan	—	—	569,373	—	—	—	8,369	—	—	8,369
Conversion of Class B common stock to Class A common stock	—	—	49,091,639	5	(49,091,639)	(5)	—	—	—	—
Cumulative-effect adjustment in connection with the adoption of ASU 2016-09	—	—	—	—	—	—	200	—	(200)	—
Stock-based compensation	—	—	—	—	—	—	50,858	—	—	50,858
Other comprehensive income	—	—	—	—	—	—	—	558	—	558
Net loss	—	—	—	—	—	—	—	—	(109,849)	(109,849)
Balances as of January 31, 2018	—	—	70,609,898	7	33,361,106	3	565,653	391	(366,714)	199,340
Issuance of common stock upon exercise of stock options and other activity, net	—	—	6,465,957	1	104,084	—	37,610	—	—	37,611
Issuance of common stock under employee stock purchase plan	—	—	615,210	—	—	—	13,727	—	—	13,727
Issuance of common stock for settlement of RSUs	—	—	976,248	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	—	—	20,000	—	—	—	1,008	—	—	1,008
Conversion of Class B common stock to Class A common stock	—	—	22,406,009	2	(22,406,009)	(2)	—	—	—	—

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	—	—	—	—	77,631	—	—	77,631
Issuance of warrants related to 2023 convertible senior notes	—	—	—	—	—	—	52,440	—	—	52,440
Purchases of hedges related to 2023 convertible senior notes	—	—	—	—	—	—	(80,040)	—	—	(80,040)
Stock-based compensation	—	—	—	—	—	—	76,867	—	—	76,867
Other comprehensive loss	—	—	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	—	—	(125,497)	(125,497)
Balances as of January 31, 2019	—	—	101,093,322	10	11,059,181	1	744,896	(319)	(492,211)	252,377
Issuance of common stock upon exercise of stock options and other activity, net	—	—	5,323,410	1	100,007	—	45,731	—	—	45,732
Issuance of common stock under employee stock purchase plan	—	—	322,795	—	—	—	18,767	—	—	18,767
Issuance of common stock for settlement of RSUs	—	—	1,716,222	—	—	—	—	—	—	—
Issuance of common stock for settlement of bonus	—	—	34,600	—	—	—	2,809	—	—	2,809
Issuance of common stock pursuant to charitable donation	—	—	15,000	—	—	—	1,746	—	—	1,746
Conversion of Class B common stock to Class A common stock	—	—	2,511,409	—	(2,511,409)	—	—	—	—	—
Equity component of 2025 convertible senior notes, net of issuance costs	—	—	—	—	—	—	217,347	—	—	217,347
Equity component of early extinguishment of 2023 convertible senior notes	—	—	2,973,311	—	—	—	(26,713)	—	—	(26,713)
Proceeds from hedges related to 2023 convertible senior notes	—	—	—	—	—	—	405,851			405,851
Payments for warrants related to 2023 convertible senior notes	—	—	—	—	—	—	(358,622)	—	—	(358,622)
Purchases of capped calls related to 2025 convertible senior notes	—	—					(74,094)			(74,094)
Stock-based compensation	—	—	—	—	—	—	127,846	—	—	127,846
Other comprehensive income	—	—	—	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	—	—	—	(208,913)	(208,913)
Balances as of January 31, 2020	$—	$—	113,990,069	$11	8,647,779	$1	$1,105,564	$892	$(701,124)	$405,344

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
		As Adjusted(1)	As Adjusted(1)
Cash flows from operating activities:
Net loss	$(208,913)	$(125,497)	$(109,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	126,624	76,320	49,860
Depreciation, amortization and accretion	17,815	8,001	7,001
Amortization of debt discount and issuance costs	25,892	14,279	—
Amortization of deferred commissions	28,588	20,852	15,180
Deferred income taxes	(2,253)	(765)	(534)
Write-off of intangible assets	119	—	1,114
Non-cash charitable contributions	1,746	1,008	708
Loss on early extinguishment of debt	14,572	—	—
Other, net	(130)	640	719
Changes in operating assets and liabilities:
Accounts receivable	(37,515)	(39,682)	(18,321)
Deferred commissions	(61,224)	(41,342)	(26,986)
Prepaid expenses and other assets	(4,080)	(10,334)	(9,400)
Operating lease right-of-use assets	12,951	17,239	7,776
Accounts payable	1,689	(1,437)	(2,464)
Accrued compensation	23,034	7,429	3,582
Accrued expenses and other liabilities	9,972	5,800	5,801
Operating lease liabilities	(9,716)	(6,642)	(7,087)
Deferred revenue	116,432	89,303	57,660
Net cash provided by (used in) operating activities	55,603	15,172	(25,240)
Cash flows from investing activities:
Capitalization of internal-use software costs	(3,888)	(2,851)	(5,431)
Purchases of property and equipment	(15,442)	(19,811)	(6,550)
Proceeds from sales of property and equipment	—	740	—
Purchases of securities available for sale and other	(999,387)	(631,488)	(129,086)
Proceeds from maturities and redemption of securities available for sale	356,277	298,650	39,825
Proceeds from sales of securities available for sale and other	27,271	173,072	1,538
Purchase of intangible assets	(8,589)	—	—
Payments for business acquisition, net of cash acquired	(44,283)	(15,632)	—
Net cash used in investing activities	(688,041)	(197,320)	(99,704)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	199,948
Proceeds from issuance of convertible senior notes, net of issuance costs	1,040,660	334,980	—
Payments for repurchases of 2023 convertible senior notes	(224,414)	—	—
Purchases of hedges related to 2023 convertible senior notes	—	(80,040)	—
Proceeds from hedges related to 2023 convertible senior notes	405,851	—	—
Proceeds from issuance of warrants related to 2023 convertible senior notes	—	52,440	—
Payments for warrants related to 2023 convertible senior notes	(358,622)	—	—
Purchases of capped calls related to 2025 convertible senior notes	(74,094)	—	—
Payments of deferred offering costs	—	—	(4,038)
Proceeds from stock option exercises, net of repurchases	45,363	36,861	33,646
Proceeds from shares issued in connection with employee stock purchase plan	18,767	13,727	8,369
Other, net	(126)	(206)	(517)
Net cash provided by financing activities	853,385	357,762	237,408

	Year Ended January 31,
	2020	2019	2018
		As Adjusted(1)	As Adjusted(1)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(209)	(632)	487
Net increase in cash, cash equivalents and restricted cash	220,738	174,982	112,951
Cash, cash equivalents and restricted cash at beginning of year	311,215	136,233	23,282
Cash, cash equivalents and restricted cash at end of year	$531,953	$311,215	$136,233

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$862	$403	$19
Income taxes	1,123	514	747
Non-cash investing and financing activities:
Issuance of common stock for repurchases of 2023 convertible senior notes	380,406	—	—
Vesting of early exercised common stock options	370	763	1,335
Issuance of common stock in connection with warrant exercises	—	—	272
Common stock issued as charitable contribution	1,746	1,008	708
Operating lease right-of-use assets exchanged for lease obligations	16,832	127,575	44,668
Property and equipment acquired through tenant improvement allowances	304	22,236	—
Property and equipment and other accrued but not yet paid	855	7,225	111
Bonus settled through the issuance of common stock	2,809	—	—
Issuance of common stock in connection with business combination	—	—	2,160
Conversion of redeemable convertible preferred stock to common stock	—	—	228,362
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$520,048	$298,394	$127,949
Restricted cash, current included in prepaid expenses and other current assets	467	1,384	—
Restricted cash, noncurrent included in other assets	11,438	11,437	8,284
Total cash, cash equivalents and restricted cash	$531,953	$311,215	$136,233
(1)    Adjusted for adoption of ASC 842. See Note 2.
See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading independent identity management platform for the enterprise. The Okta Identity Cloud enables the Company's customers to securely connect people to technology, anywhere, anytime and from any device. The Company was incorporated in January 2009 as Saasure, Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications of prior period amounts have been made in our consolidated balance sheets and consolidated statement of cash flows to conform to the current period presentation. We reclassified $14.8 million of certain accrued accounts payable to accrued expenses as of January 31, 2019. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of our convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets and the valuation of acquired intangible assets.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and were not material for the years ended January 31, 2020, 2019 or 2018. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s subscription and support services and professional services arrangements. The Company primarily invoices its customers for its subscription services arrangements annually in advance. The Company’s payment terms generally provide that customers pay the invoiced portion of the total arrangement fee within 30 days of the invoice date. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets.
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
Sales commissions capitalized as contract costs totaled $61.3 million and $41.3 million in the years ended January 31, 2020 and 2019, respectively. Amortization of contract costs was $28.6 million, $20.9 million and $15.2 million for the years ended January 31, 2020, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2020 and 2019.
As of January 31, 2020 and 2019, the Company's long-term restricted cash balance was $11.4 million related to letters of credit for its facility lease agreements. Long-term restricted cash is included within other assets on the Company's consolidated balance sheet.
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
Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the consolidated balance sheets until realized. Interest income is reported within interest income and other, net in the consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, the investment’s financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in interest income and other, net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations.
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
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2028. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of either the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the Company's consolidated balance sheet. The estimation of the incremental borrowing rate is based on an analysis of publicly traded debt securities of companies with similar credit and financial profiles. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its condensed consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

Convertible Senior Notes
In February 2018, the Company issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2023 in a private offering (2023 Notes). In September 2019, the Company issued $1,060.0 million aggregate principal amount of 0.125% convertible senior notes due September 1, 2025 (2025 Notes, the 2025 Notes together with the 2023 Notes, the Notes). Concurrent with the issuance of the 2025 Notes, the Company used part of the net proceeds to repurchase a portion of the 2023 Notes (2023 Notes Partial Repurchase). See Note 9 for additional details.
The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, the Company uses a convertible bond pricing model that includes several assumptions such as volatility and the risk-free rate. For the market-based approach, the Company observes the price of derivative price instruments purchased in conjunction with our convertible senior note issuances or evaluates issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC Subtopic 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor, such as the contemporaneous 2023 Notes Partial Repurchase and issuance of the 2025 Notes, should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2023 Notes Partial Repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes Partial Repurchase was accounted for as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the 2023 Notes Partial Repurchase was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component of the 2023 Notes Partial Repurchase is based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining tenor of the 2023 Notes. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $17.0 million, $10.0 million, and $9.4 million for the years ended January 31, 2020, 2019 and 2018.
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
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are currently held in three financial institutions and, at times, may exceed federally insured limits.
As of January 31, 2020 and 2019 and for each of the three years ended January 31, 2020, no single customer represented greater than 10% of accounts receivable or greater than 10% of revenue, respectively.
In order to reduce the risk of downtime of the Company’s subscription services, the Company uses data center facilities operated by a third party located in Virginia, Oregon, Ohio, Germany, Ireland, Singapore and Sydney. The Company has internal procedures to restore services in the event of disaster at any of its current data center facilities. Even with these procedures for disaster recovery in place, the Company’s subscription services could be significantly interrupted during the time period following a disaster at one of its sites and the subsequent restoration of services at another site.
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2020	2019	2018
United States	$494,529	$337,367	$217,300
International	91,538	61,887	39,247
Total	$586,067	$399,254	$256,547

Other than the United States, no individual country exceeded 10% of total revenue for the years ended January 31, 2020, 2019 and 2018.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2020 and 2019, substantially all of the Company’s property and equipment was located in the United States.
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested restricted stock units, or RSUs, purchase rights issued under the 2017 Employee Stock Purchase Plan, or ESPP, shares subject to repurchase from early exercised options, unvested common stock and restricted stock issued in connection with certain business combinations, convertible senior notes and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive. Since the Company's IPO, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 13.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to record a right-of-use asset and a corresponding lease liability on their balance sheet for most leases. The Company adopted the requirements of ASC 842 as of February 1, 2019, using the modified retrospective method for leases that existed as of February 1, 2017, or were entered into thereafter. The modified retrospective method provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.
In order to simplify an entity’s transition, ASC 842 provides a package of three practical expedients, which must be elected together and applied consistently to all of an entity’s leases. The Company elected to use the package of practical expedients and, therefore, did not reassess:

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
The Company adjusted its consolidated balance sheet from amounts previously reported due to the adoption of ASC 842. Select consolidated balance sheet line items, which reflect the adoption of ASC 842, are as follows (in thousands):

	As of January 31, 2019
	As Reported	Adoption of ASC 842	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$29,451	$(1,214)	$28,237
Total current assets	709,330	(1,214)	708,116
Operating lease right-of-use assets	—	121,389	121,389
Other noncurrent assets	15,286	(197)	15,089
Total assets	$864,335	$119,978	$984,313

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses and other liabilities	$24,740	$8,913	$33,653
Total current liabilities	564,191	8,913	573,104
Operating lease liabilities, noncurrent	—	147,046	147,046
Other noncurrent liabilities	38,999	(35,981)	3,018
Total liabilities	611,958	119,978	731,936
Total liabilities and stockholders’ equity	$864,335	$119,978	$984,313

The Company’s consolidated statements of cash flows reflect the adoption of ASC 842. The adoption of ASC 842 did not have an impact on cash provided by or used in operating, investing, or financing activities or on the Company’s condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. This guidance is effective for the Company on February 1, 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures and does not expect a material impact.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance is effective for the Company on February 1, 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures and does not expect a material impact.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. The guidance is effective for the Company on February 1, 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

3. Business Combinations
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
The Company also entered into deferred compensation arrangements in connection with these acquisitions totaling $10.8 million, of which $4.4 million was recognized as compensation during the year ended January 31, 2020. The remaining deferred compensation balance of $4.8 million is being recognized over a future weighted-average period of 1.6 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2020 and 2019 were as follows (in thousands):

	As of January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	19,996	—	—	19,996
Total cash equivalents	436,580	—	—	436,580
Short-term investments:
U.S. treasury securities	575,920	686	(8)	576,598
Corporate debt securities	305,859	519	—	306,378
Total short-term investments	881,779	1,205	(8)	882,976
Total	$1,318,359	$1,205	$(8)	$1,319,556

	As of January 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	3,409	—	(1)	3,408
Total cash equivalents	250,835	—	(1)	250,834
Short-term investments:
U.S. treasury securities	195,913	37	(53)	195,897
Corporate debt securities	69,483	13	(19)	69,477
Total short-term investments	265,396	50	(72)	265,374
Total	$516,231	$50	$(73)	$516,208

All short-term investments were designated as available-for-sale securities as of January 31, 2020 and 2019.
The Company's short-term investments as of January 31, 2020 and 2019 all mature within one year, as follows (in thousands):

	As of January 31, 2020		As of January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$881,779	$882,976	$265,396	$265,374

 The Company had 7 and 34 short-term investments in unrealized loss positions as of January 31, 2020 and 2019, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended January 31, 2020, 2019 and 2018.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments and (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of January 31, 2020 and 2019.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis using the above input categories (in thousands):

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	$—	$19,996	$—	19,996
Total cash equivalents	416,584	19,996	—	436,580
Short-term investments:
U.S. treasury securities	—	576,598	—	576,598
Corporate debt securities	—	306,378	—	306,378
Total short-term investments	—	882,976	—	882,976
Total cash equivalents and short-term investments	$416,584	$902,972	$—	$1,319,556

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$247,426	$—	$—	$247,426
Corporate debt securities	—	3,408	—	3,408
Total cash equivalents	247,426	3,408	—	250,834
Short-term investments:
U.S. treasury securities	—	195,897	—	$195,897
Corporate debt securities	—	69,477	—	69,477
Total short-term investments	—	265,374	—	265,374
Total cash equivalents and short-term investments	$247,426	$268,782	$—	$516,208

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	As of January 31, 2020
	Net Carrying Amount(1)	Estimated Fair Value
2023 Convertible senior notes	$102,543	$331,014
2025 Convertible senior notes	$851,535	$1,074,840

(1)    Before unamortized debt issuance costs.
The difference between the principal amount of the 2023 Notes and the 2025 Notes, $120.6 million and $1,060.0 million, respectively, and the net carrying amounts before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of January 31, 2020, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $128.05 on January 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount of $120.6 million, while the if-converted value of the 2025 Notes was less than the principal amount of $1,060.0 million.
6. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2020 and 2019, goodwill was $48.0 million and $18.1 million, respectively. During the year ended January 31, 2020, the Company recorded $29.9 million of goodwill in connection with the Azuqua acquisition that was completed in March 2019. See Note 3 for further details. No goodwill impairments were recorded during the years ended January 31, 2020, 2019 and 2018.
Goodwill balances as of January 31, 2020 and 2019 were as follows (in thousands):

Goodwill
Balance at January 31, 2019	$18,089
Goodwill recorded in connection with Azuqua acquisition	29,934
Balance at January 31, 2020	$48,023

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of January 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$24,890	$(14,828)	$(119)	$9,943
Purchased developed technology	28,800	(6,321)	—	22,479
Software licenses	1,112	(1,005)	—	107
	$54,802	$(22,154)	$(119)	$32,529

	As of January 31, 2019
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$19,838	$(9,969)	$—	$9,869
Purchased developed technology	4,600	(833)	—	3,767
Software licenses	1,023	(762)	—	261
	$25,461	$(11,564)	$—	$13,897

The Company capitalized $5.1 million and $3.4 million of internal-use software costs during the years ended January 31, 2020 and 2019, respectively, which included $1.2 million and $0.5 million of stock-based compensation costs, respectively. Amortization expense of capitalized internal-use software costs totaled $4.9 million, $4.8 million and $2.7 million during the years ended January 31, 2020, 2019 and 2018, respectively. The Company wrote-off an immaterial amount and $1.1 million of previously capitalized costs in the years ended January 31, 2020 and 2018, respectively, as they were not realizable. The charges were recognized in research and development in the consolidated statements of operations.
During the year ended January 31, 2020, the Company recorded $24.2 million of purchased developed technology, of which $15.7 million related to the Azuqua acquisition (see Note 3 for further details), and the remainder was in connection with an asset acquisition in May 2019, whereby the Company recorded $8.5 million of purchased developed technology with an estimated useful life of five years. The remaining weighted-average useful life of all purchased developed technology was 3.9 and 2.5 years as of January 31, 2020, and 2019, respectively.
Amortization expense of intangible assets for the years ended January 31, 2020, 2019 and 2018 was $10.6 million, $5.8 million, and $2.9 million, respectively.
As of January 31, 2020, estimated remaining amortization expense for the intangible assets by fiscal year was as follows (in thousands):

Remaining Amortization
2021	11,300
2022	8,403
2023	6,586
2024	5,356
2025	884
Total	$32,529

7. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2020	2019
Computers and equipment	$3,567	$3,668
Furniture and fixtures	11,014	11,012
Leasehold improvements	55,363	47,883
Property and equipment, gross	69,944	62,563
Less accumulated depreciation	(16,409)	(9,642)
Property and equipment, net	$53,535	$52,921

Depreciation expense was $8.8 million, $5.7 million and $4.0 million for the years ended January 31, 2020, 2019 and 2018, respectively.

Allowances
The Company’s accounts receivable allowances for the years ended January 31, 2020, 2019 and 2018 were as follows (in thousands):

	As of January 31,
	2020	2019	2018
Balance, beginning of period	$2,098	$1,472	$1,306
(Reductions) additions	(673)	888	431
Write-offs	(259)	(262)	(265)
Balance, end of period	$1,166	$2,098	$1,472

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2020	2019(1)
Accrued expenses	22,530	21,174
Accrued taxes payable	1,591	1,195
Operating lease liabilities	12,064	10,914
Other	702	370
Accrued expenses and other current liabilities	$36,887	$33,653

(1)    Adjusted for adoption of ASC 842. See Note 2.
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following (in thousands):

	As of January 31,
	2020	2019(1)
Deferred tax liabilities	$1,558	$727
Other	3,803	2,291
Other liabilities, noncurrent	$5,361	$3,018

(1)    Adjusted for adoption of ASC 842. See Note 2.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the years ended January 31, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $241.1 million and $157.9 million, respectively. Professional services and other revenue recognized in the years ended January 31, 2020 and 2019 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, noncancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods.

As of January 31, 2020, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,209.7 million. Of this amount, the Company expects to recognize revenue of approximately $592.3 million, or 49%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of January 31, 2020 was not material.
Unbilled Receivables
The Company receives payments from customers based on billing schedules as established in its contracts. Unbilled receivables and contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to its revenue recognition policy. As of January 31, 2020 and January 31, 2019, contract assets and unbilled receivables were $1.0 million and $1.5 million, respectively, which are included in prepaid expenses and other current assets in the consolidated balance sheets.
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes for the 2023 Notes Partial Repurchase, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. Of the $604.8 million in aggregate consideration, $197.7 million and $407.1 million were allocated to the debt and equity components, respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. This interest rate was based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining tenor of the 2023 Notes. As of the repurchase date, the carrying value of the notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $183.1 million. The 2023 Notes Partial Repurchase resulted in a $14.6 million loss on early debt extinguishment, of which $3.8 million consisted of unamortized debt issuance costs. As of January 31, 2020, $120.6 million of principal remained outstanding on the 2023 Notes.
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

On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended January 31, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending April 30, 2020 and were classified as current liabilities on the consolidated balance sheet as of January 31, 2020. In addition, as of the date of this filing, the Company has received an immaterial amount of conversion requests and holders of the 2023 Notes have converted an immaterial amount of such notes (which was not in connection with the 2023 Notes Partial Repurchase).
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
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components, utilizing an effective interest rate of 5.68% to determine the fair value of the liability component. This interest rate was based on both an income and a market based approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company observed the price of the Note Hedge (see below) it purchased for its 2023 Notes and also performed an evaluation of issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Year Ended January 31,
	2020	2019
Contractual interest expense	$606	$793
Amortization of debt issuance costs	985	1,085
Amortization of debt discount	11,219	13,194
Total	$12,810	$15,072
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
The 2023 Notes, net consisted of the following (in thousands):

As of January 31, 2020
Liability component:
Principal	$120,588
Less: unamortized debt issuance costs and debt discount	(19,885)
Net carrying amount	$100,703

Equity component:
2023 Notes	$27,949
Less: issuance costs	(811)
Carrying amount of the equity component(1)	$27,138
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
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares for cash proceeds of $405.9 million. The proceeds were recorded as an increase to Additional paid-in capital in the consolidated balance sheets. As of January 31, 2020, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remained outstanding.
Warrants
In connection with the issuance of the 2023 Notes, the Company also entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants to acquire, subject to anti-dilution adjustments, up to approximately 7.1 million shares over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
The Company received aggregate proceeds of $52.4 million from the sale of the Warrants in connection with the 2023 Notes. The proceeds from the sale of the Warrants were recorded as an increase to Additional paid-in capital in the consolidated balance sheets.
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Warrants corresponding to approximately 4.6 million shares for total cash payments of $358.6 million. The termination payment was recorded as a decrease to Additional paid-in capital in the consolidated balance sheets. As of January 31, 2020, Warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remained outstanding.
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
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the year ended January 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the year ended January 31, 2020, the Company had not redeemed any of the 2025 Notes.
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
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components utilizing an effective interest rate of 4.10% to determine the fair value of the liability component. This interest rate was based on both an income and a market based approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Year Ended January 31, 2020
Contractual interest expense	$519
Amortization of debt issuance costs	769
Amortization of debt discount	12,919
Total	$14,207

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

The 2025 Notes, net consisted of the following (in thousands):

As of January 31, 2020
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(222,998)
Net carrying amount	$837,002

Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347

(1)    Included in the consolidated balance sheets within Additional paid-in capital.
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
The Company paid an aggregate amount of $74.1 million for the Capped Calls. The amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital in the consolidated balance sheets.
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2028. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. The Company's corporate headquarters lease in San Francisco has a 10 year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.
The Company has various sublease agreements with third parties. The subleases have remaining lease terms of between five months and five years. Sublease income, which is recorded as a reduction of rental expense, was $3.2 million for the year ended January 31, 2020 and nil for each of the years ended January 31, 2019 and 2018.
Operating lease costs were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Operating lease costs(1)	$23,193	$23,290	$10,588
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 7.9 years and 8.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.7% and 5.8% as of January 31, 2020 and January 31, 2019, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of January 31, 2020 were as follows (in thousands):

Operating Leases
2021	$21,225
2022	27,512
2023	27,532
2024	28,110
2025	25,768
Thereafter	81,209
Total lease payments	211,356
Less imputed interest	(44,781)
Total operating lease liabilities	$166,575

Cash payments included in the measurement of the Company’s operating lease liabilities were $18.3 million and $12.9 million for the years ended January 31, 2020 and January 31, 2019, respectively.
As of January 31, 2020, the Company has $56.9 million of undiscounted future payments under various operating leases that have not yet commenced, which are excluded from the table above. These operating leases will commence in fiscal 2021 and have lease terms between 1.3 years and 8.7 years.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $11.9 million and $12.7 million were issued and outstanding as of January 31, 2020 and 2019, respectively. No draws have been made under such letters of credit.
Purchase Obligations
As of January 31, 2020, future minimum purchase obligations, such as data center operations and sales and marketing activities, were as follows (in thousands):

Purchase Obligations
2021	$56,413
2022	39,110
2023	30,398
2024	30,000
Total contractual obligations	$155,921

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of January 31, 2020 and 2019.
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
12. Common Stock and Stockholders' Equity
Common Stock
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
In September 2019, in connection with the 2023 Notes Partial Repurchase, the Company issued approximately 3.0 million shares of Class A common stock. See Note 9 for additional details.
As of January 31, 2020, shares of common stock reserved for future issuance were as follows:

As of January 31, 2020
Options and unvested RSUs outstanding	17,252,543
Available for future stock option and RSU grants	16,456,003
Available for ESPP	3,653,857
37,362,403

Awards Issued as Charitable Contributions
During the years ended January 31, 2020, 2019 and 2018, the Company issued 15,000, 20,000 and 24,287 shares, respectively, of Class A common stock as charitable contributions and recognized $1.7 million, $1.0 million and $0.7 million, respectively, as general and administrative expense in the consolidated statements of operations.
13. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Stock options	$21,888	$23,466	$24,186
RSUs	94,637	41,637	9,104
ESPP	9,408	7,248	7,111
Restricted stock awards	590	1,608	3,281
Restricted common stock	101	2,361	6,178
Total	$126,624	$76,320	$49,860

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s consolidated statements of operations (in thousands):

	Year Ended January 31,
	2020	2019	2018
Cost of revenue:
Subscription	$12,923	$7,837	$4,600
Professional services and other	7,164	4,983	3,137
Research and development	37,683	22,642	18,107
Sales and marketing	38,077	22,916	13,242
General and administrative	30,777	17,942	10,774
Total	$126,624	$76,320	$49,860

Stock-based compensation expense recorded to research and development in the consolidated statements of operations exclude amounts that were capitalized related to internal-use software for the years ended January 31, 2020, 2019 and 2018. See Note 6 for additional details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2020, options to purchase 11,348,049 shares of Class B common stock and 1,011,253 shares of Class A common stock remained outstanding. As of January 31, 2020, the total number of shares reserved for future Class A stock grants under the 2017 Plan was 16,456,003 shares, including shares transferred from the 2009 Plan.
Stock Options
Options issued to new employees under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2019	17,803,794	$9.16	7.1	$1,304,446
Granted	415,547	82.33
Exercised	(5,422,281)	8.37
Canceled	(437,758)	13.35
Outstanding as of January 31, 2020	12,359,302	$11.82	6.2	$1,436,487
As of January 31, 2020:
Vested and expected to vest	12,359,302	$11.82	6.2	$1,436,487
Vested and exercisable	8,723,638	$8.16	5.9	$1,045,852

The weighted-average grant-date fair value of options granted was $37.35, $17.21 and $5.40 during the years ended January 31, 2020, 2019 and 2018, respectively. The total grant-date fair value of stock options vested was $23.7 million, $23.8 million and $23.9 million during the years ended January 31, 2020, 2019 and 2018, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $558.6 million, $309.3 million and $204.8 million for the years ended January 31, 2020, 2019 and 2018, respectively.
As of January 31, 2020 and January 31, 2019, there was a total of $28.2 million and $37.3 million, respectively, of unrecognized stock-based compensation expense, which is being recognized over a weighted-average period of 1.4 and 1.9 years, respectively.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended January 31,
	2020	2019	2018
Expected volatility	43%	40%	40% - 41%
Expected term (in years)	6.3	6.3	6.3 - 6.4
Risk-free interest rate	1.55% - 2.27%	2.70%	1.87% - 2.21%
Expected dividend yield	—	—	—

Restricted Stock Units
A summary of the Company’s RSU activities and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2019	4,835,536	$44.49
Granted	2,458,095	114.07
Vested	(1,752,333)	44.69
Forfeited	(648,057)	54.94
Outstanding as of January 31, 2020	4,893,241	$77.99

The Company granted 2,458,095 RSUs with an aggregate fair value of $280.4 million for the year ended January 31, 2020. As of January 31, 2020, there was $335.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.
Equity Awards Issued in Connection with Business Combinations
In connection with the Stormpath transaction in February 2017, the Company issued 800,000 shares of restricted common stock to Stormpath with an aggregate fair value of $8.6 million, of which 400,000 shares vested during each year ended January 31, 2020 and January 31, 2019. The stock-based compensation expense related to the restricted common stock was recognized using an accelerated attribution method over two years.
The Company separately entered into retention arrangements with certain employees of Stormpath and issued 598,500 restricted stock awards with performance conditions under the 2009 Plan, with an aggregate fair value of $6.6 million. The restricted stock awards vest ratably over two or three years from the transaction date, and 210,850 of these shares vested during each of the years ended January 31, 2020 and 2019. Additionally, the Company granted 518,900 service-based stock options under the 2009 Plan to certain Stormpath employees with an aggregate fair value of $2.5 million to vest ratably over the requisite four-year service period. Of the $9.1 million total aggregate fair value of the awards, $1.5 million is related to pre-combination service and was recognized as goodwill. The post-combination expenses for the restricted stock awards and stock options are $5.5 million and $2.1 million, respectively. The expense related to the restricted stock awards is being recognized over two or three years based on an accelerated attribution method. The expense for the stock options is being recognized ratably over the requisite service period.
As of January 31, 2020, the remaining unrecognized compensation cost was immaterial.
Employee Stock Purchase Plan
In February 2017, the Company’s board of directors adopted, and in March 2017, the Company’s stockholders approved the ESPP, which became effective prior to the completion of the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,000 shares of Class A common stock to participating employees. Except for the initial offering period which began April 7, 2017 and ended on June 20, 2018, or stock price changes that would reset the offering period after the initial six-month purchase period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2020	2019	2018
Expected volatility	43% - 59%	39% - 70%	32% - 38%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.2
Risk-free interest rate	1.53% - 2.05%	2.12% - 2.62%	0.95% - 1.73%
Expected dividend yield	—	—	—

During the year ended January 31, 2020, the Company's employees purchased 322,795 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $58.14, with proceeds of $18.8 million. During the year ended January 31, 2019, the Company's employees purchased 615,210 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $22.31 with proceeds of $13.7 million.
As of January 31, 2020, there was $8.8 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.6 years.
14. Income Taxes
The domestic and foreign components of pre-tax loss for the years ended January 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Domestic	$(220,846)	$(128,214)	$(112,858)
Foreign	10,514	2,700	2,688
Loss before benefit from income taxes	$(210,332)	$(125,514)	$(110,170)

The components of the benefit from income taxes for the years ended January 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$33	$—	$—
State	86	61	—
Foreign	822	667	183
Total current provision for income taxes	941	728	183
Deferred:
Federal	(518)	(620)	(32)
State	(406)	(130)	10
Foreign	(1,436)	5	(482)
Total deferred benefit from income taxes	(2,360)	(745)	(504)
Total benefit from income taxes	$(1,419)	$(17)	$(321)

For the tax year ended January 31, 2020 the income tax benefit resulted from the release of valuation allowance in the United States in connection with the Azuqua acquisition and excess tax benefits from stock-based compensation in the United Kingdom. For the tax year ended January 31, 2019, the income tax benefit resulted from the release of valuation allowance in the United States in connection with the ScaleFT acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The income tax benefits in the years ended January 31, 2020 and 2019 were partially offset by foreign income taxes, state taxes and tax amortization of goodwill. For the year ended January 31, 2018, the income tax benefit resulted from $1.3 million of excess tax deductions related to option exercises by foreign employees, a portion of which we used to claim a refund for taxes paid in prior years.
 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended January 31, 2020, 2019 and 2018:

	Year Ended January 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	33.8%
State income taxes, net of federal benefit	4.0	3.8	3.4
Change in valuation allowance	(100.1)	(68.5)	(27.1)
Stock-based compensation	59.8	45.5	42.4
Research and development credits	18.0	—	—
Tax Cuts and Jobs Act of 2017	—	—	(51.3)
Other, net	(2.0)	(1.8)	(0.9)
Effective tax rate	0.7%	—%	0.3%

The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2020 and 2019 were as follows (in thousands):

	As of January 31,
	2020	2019
		As Adjusted(1)
Deferred tax assets:
Net operating loss carryforwards	$370,705	$202,471
Stock-based compensation	18,680	13,185
Deferred revenue	1,960	1,312
Operating lease liabilities	42,073	39,060
Other reserves and accruals	6,414	3,750
Research and development and other credits	39,918	791
Convertible debt	—	477
Disallowed interest	4,507	1,292
Total deferred tax assets	484,257	262,338
Valuation allowance	(361,606)	(203,899)
Total deferred tax assets, net	122,651	58,439
Deferred tax liabilities:
Convertible debt	(50,963)	—
Deferred commissions	(27,569)	(19,424)
Capitalized internal-use software costs	(2,248)	(2,047)
Goodwill	(262)	(217)
Operating lease right-of-use assets	(31,165)	(29,697)
Depreciation and amortization	(8,315)	(6,492)
Total deferred tax liabilities	(120,522)	(57,877)
Net deferred tax assets	$2,129	$562

(1)	Adjusted for adoption of ASC 842. See Note 2.
As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of the U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities, to approximately zero. The U.S. valuation allowance increased by $157.7 million and $86.6 million during the years ended January 31, 2020 and 2019, respectively.
As of January 31, 2020, the Company had approximately $1,462.6 million of federal and $919.5 million of state net operating loss carryforwards available to offset future taxable income. If not used, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2021, respectively. As of January 31, 2020, the Company had approximately $29.9 million of UK net operating losses which do not expire.
As of January 31, 2020, the Company had federal research and development tax credit carryforwards of $35.3 million and California research and development tax credit carryforwards of $23.4 million. The federal research and development credits will start to expire in 2030 while the California research and development credits do not expire. The Company also had California Enterprise Zone credits of $1.0 million that begin to expire in 2023.
The Company’s ability to use the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws.
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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in the Company's net U.S. deferred tax assets before valuation allowance by $56.5 million, which was fully offset by a reduction in the Company's valuation allowance.
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Gross amount of unrecognized tax benefits as of the beginning of the year	$23,931	$11,719	$5,775
Additions based on tax positions related to a prior year	658	1,859	—
Additions based on tax positions related to current year	6,866	10,353	5,944
Reductions based on tax positions related to current year	—	—	—
Reductions based on tax positions taken in a prior year	(15,468)	—	—
Gross amount of unrecognized tax benefits as of the end of the year	$15,987	$23,931	$11,719

The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. As the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all years. For material foreign jurisdictions, the tax years open to examination include the tax years 2015 and forward.
As of January 31, 2020, 2019 and 2018, the Company had unrecognized tax benefits which would not impact the effective tax rate because of the valuation allowance. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company did not have any uncertain tax positions as of January 31, 2020 for which it was reasonably possible that the positions will increase or decrease within the next twelve months. As of January 31, 2020 and 2019, the Company had not accrued any interest or penalties related to unrecognized tax benefits.
15. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net loss for the year ended January 31, 2018 was not allocated to these participating securities. Upon the closing of the IPO in April 2017, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into the Company’s common stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(192,138)	$(16,775)	$(107,926)	$(17,571)	$(31,980)	$(77,869)
Denominator:
Weighted-average shares outstanding, basic and diluted	107,809	9,412	92,452	15,052	24,165	58,839
Net loss per share, basic and diluted	$(1.78)	$(1.78)	$(1.17)	$(1.17)	$(1.32)	$(1.32)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Issued and outstanding stock options	12,359	17,804	24,917
Unvested RSUs issued and outstanding	4,893	4,836	2,863
Unvested restricted stock awards issued and outstanding	177	388	599
Unvested shares subject to repurchase	5	48	188
Unvested restricted common stock issued and outstanding	—	400	800
Shares committed under the ESPP	253	271	1,149
Shares related to 2023 convertible senior notes	2,494	7,134	—
Shares subject to warrants related to the issuance of 2023 convertible senior notes	2,494	—	—
Shares related to 2025 convertible senior notes	5,617	—	—
	28,292	30,881	30,516

The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023 and 2025 Notes and exercise rights of the Warrants will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion prices of $48.36 per share, $188.71 per share and exercise price of $68.06 per share, respectively. During the year ended January 31, 2020, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes and the exercise price of the Warrants; however, since the Company was in a net loss position there was no dilutive effect during any period presented.
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
Based on this evaluation, our management concluded that, as of January 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2020. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 13. Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
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

OKTA, INC.

March 5, 2020	/s/ William E. Losch
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020

/s/ William E. Losch William E. Losch	Chief Financial Officer (Principal Financial Officer)	March 5, 2020

/s/ Christopher K. Kramer Christopher K. Kramer	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2020

/s/ J. Frederic Kerrest J. Frederic Kerrest	Executive Vice Chairperson, Chief Operating Officer and Director	March 5, 2020

/s/ Shellye Archambeau Shellye Archambeau	Director	March 5, 2020

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 5, 2020

/s/ Patrick Grady Patrick Grady	Director	March 5, 2020

/s/ Ben Horowitz Ben Horowitz	Director	March 5, 2020

/s/ Michael Kourey Michael Kourey	Director	March 5, 2020

/s/ Rebecca Saeger Rebecca Saeger	Director	March 5, 2020

/s/ Michael Stankey Michael Stankey	Director	March 5, 2020

/s/ Michelle Wilson Michelle Wilson	Director	March 5, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, by and between Okta, Inc., and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023.	Exhibit 4.1 to Form 8-K filed February 27, 2018
4.4	Indenture, dated as of September 9, 2019, between Okta, Inc., and WilmingtonTrust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed September 10, 2019
4.5	Form of 0.125% Convertible Senior Notes due 2025.	Exhibit 4.1 to Form 8-K filed September 10, 2019
4.6	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan, and form of agreements thereunder.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.9.1	Amendment to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 5, 2019
10.10	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed February 27, 2018
10.11	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed February 27, 2018
10.12	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed September 10, 2019
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.