Form 10-Q
period 2020-04-30
Okta, Inc.
filed 2020-05-29
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 30, 2020, the number of shares of registrant’s Class A common stock outstanding was 116,135,161 and the number of shares of the registrant’s Class B common stock outstanding was 8,474,062.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy, plans, market trends, opportunities, positioning, and the anticipated impact on our business of the COVID-19 pandemic, related public health measures and any associated economic downturn. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$619,221	$520,048
Short-term investments	827,556	882,976
Accounts receivable, net of allowances of $4,318 and $1,166	111,039	130,115
Deferred commissions	34,795	33,636
Prepaid expenses and other current assets	40,912	32,950
Total current assets	1,633,523	1,599,725
Property and equipment, net	61,914	53,535
Operating lease right-of-use assets	162,763	125,204
Deferred commissions, noncurrent	79,270	77,874
Intangible assets, net	31,032	32,529
Goodwill	48,023	48,023
Other assets	20,482	18,505
Total assets	$2,037,007	$1,955,395
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,021	$3,837
Accrued expenses and other current liabilities	36,601	36,887
Accrued compensation	31,447	40,300
2023 convertible senior notes, net	102,198	100,703
Deferred revenue	392,121	365,236
Total current liabilities	570,388	546,963
2025 convertible senior notes, net	845,862	837,002
Operating lease liabilities, noncurrent	194,889	154,511
Deferred revenue, noncurrent	6,070	6,214
Other liabilities, noncurrent	6,702	5,361
Total liabilities	1,623,911	1,550,051
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2020 and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 116,135 and 113,990 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	12	11
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 8,474 and 8,648 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	1	1
Additional paid-in capital	1,168,127	1,105,564
Accumulated other comprehensive income	3,742	892
Accumulated deficit	(758,786)	(701,124)
Total stockholders’ equity	413,096	405,344
Total liabilities and stockholders' equity	$2,037,007	$1,955,395
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$173,781	$117,163
Professional services and other	9,078	8,060
Total revenue	182,859	125,223
Cost of revenue:
Subscription	37,157	24,540
Professional services and other	11,329	10,555
Total cost of revenue	48,486	35,095
Gross profit	134,373	90,128
Operating expenses:
Research and development	48,494	34,032
Sales and marketing	104,043	82,112
General and administrative	34,035	25,766
Total operating expenses	186,572	141,910
Operating loss	(52,199)	(51,782)
Interest expense	(10,764)	(4,241)
Interest income and other, net	4,899	2,900
Interest and other, net	(5,865)	(1,341)
Loss before benefit from income taxes	(58,064)	(53,123)
Benefit from income taxes	(402)	(1,157)
Net loss	$(57,662)	$(51,966)

Net loss per share, basic and diluted	$(0.47)	$(0.46)

Weighted-average shares used to compute net loss per share, basic and diluted	123,494	112,682

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Net loss	$(57,662)	$(51,966)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	4,634	195
Foreign currency translation adjustments	(1,784)	(333)
Other comprehensive income (loss)	2,850	(138)
Comprehensive loss	$(54,812)	$(52,104)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Common stock and additional paid-in capital:
Balance, beginning of period	$1,105,576	$744,907
Issuance of common stock upon exercise of stock options and other activity, net	14,708	13,516
Issuance of common stock for bonus settlement	9,818	2,809
Stock-based compensation	38,038	22,846
Balance, end of period	1,168,140	784,078

Accumulated deficit:
Balance, beginning of period	(701,124)	(492,211)
Net loss	(57,662)	(51,966)
Balance, end of period	(758,786)	(544,177)

Accumulated other comprehensive income (loss):
Balance, beginning of period	892	(319)
Other comprehensive income (loss)	2,850	(138)
Balance, end of period	3,742	(457)
Total stockholders’ equity	$413,096	$239,444
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(57,662)	$(51,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	37,728	22,685
Depreciation, amortization and accretion	5,466	3,399
Amortization of debt discount and issuance costs	10,357	4,025
Amortization of deferred commissions	8,680	6,328
Deferred income taxes	(905)	(1,369)
Non-cash charitable contributions	536	—
Other, net	915	(100)
Changes in operating assets and liabilities:
Accounts receivable	18,250	9,297
Deferred commissions	(11,865)	(9,795)
Prepaid expenses and other assets	(3,493)	5,975
Operating lease right-of-use assets	4,055	3,066
Accounts payable	3,943	1,640
Accrued compensation	2,995	4,143
Accrued expenses and other liabilities	(2,773)	3,288
Operating lease liabilities	(4,270)	(39)
Deferred revenue	26,740	20,685
Net cash provided by operating activities	38,697	21,262
Cash flows from investing activities:
Capitalization of internal-use software costs	(1,000)	(369)
Purchases of property and equipment	(7,930)	(7,710)
Purchases of securities available for sale and other	(129,079)	(146,545)
Proceeds from maturities and redemption of securities available for sale	102,293	61,244
Proceeds from sales of securities available for sale	86,320	11,996
Payments for business acquisition, net of cash acquired	—	(44,223)
Net cash provided by (used in) investing activities	50,604	(125,607)
Cash flows from financing activities:
Proceeds from stock option exercises	14,172	13,388
Other, net	(5)	(126)
Net cash provided by financing activities	14,167	13,262
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,128)	(282)
Net increase (decrease) in cash, cash equivalents and restricted cash	102,340	(91,365)
Cash, cash equivalents and restricted cash at beginning of period	531,953	311,215
Cash, cash equivalents and restricted cash at end of period	$634,293	$219,850

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$784	$431
Income taxes	209	143
Non-cash investing and financing activities:
Vesting of early exercised common stock options	—	128
Common stock issued as charitable contribution	536	—
Operating lease right-of-use assets exchanged for lease obligations	41,444	1,665
Property and equipment acquired through tenant improvement allowance	2,598	—
Property and equipment and other accrued but not yet paid	533	924
Issuance of common stock for bonus settlement	9,818	2,809
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$619,221	$208,106
Restricted cash, current included in prepaid expenses and other current assets	2,254	307
Restricted cash, noncurrent included in other assets	12,818	11,437
Total cash, cash equivalents and restricted cash	$634,293	$219,850
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
The condensed consolidated balance sheet as of January 31, 2020, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2021 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of its convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, and the valuation of acquired intangible assets.
In March 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic, which continues to spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the period ended April 30, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Accounting Standards and Significant Accounting Policies

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2020. Except for the accounting policies for short-term investments and accounts receivable and allowances that were updated below as a result of adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) on February 1, 2020, there have been no significant changes to these policies for the three months ended April 30, 2020.
Short-Term Investments
The Company’s short-term investments comprise U.S. treasury securities and corporate debt securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, short-term investments, including securities with stated maturities beyond twelve months, are classified within current assets in the consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period and are periodically evaluated for unrealized losses. For unrealized losses in securities that the Company intends to hold and will not more likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors.
The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in interest income and other, net when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in interest income and other, net in the condensed consolidated statements of operations.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. These allowances are based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. Amounts deemed uncollectible are recorded as an allowance in the condensed consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to general and administrative expense in the condensed consolidated statements of operations.
As of April 30, 2020, allowances reflect increased collectibility and concession concerns stemming from business and market disruption caused by COVID-19 and may fluctuate materially in future periods as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Concentrations of Significant Customers
As of April 30, 2020 and January 31, 2020, no single customer represented greater than 10% of accounts receivable. For the three months ended April 30, 2020 and 2019, no single customer represented greater than 10% of revenue.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted the requirements of ASU 2016-13 as of February 1, 2020 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Company adopted the requirements of ASU 2018-15 as of February 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation and clarifies the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 as of February 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
3. Business Combinations
On March 18, 2019, the Company acquired all issued and outstanding capital stock of Azuqua, Inc. (Azuqua), a company which provides a no-code, cloud-based integration platform that automates workflows between applications and services. The acquisition date cash consideration transferred for Azuqua was $44.2 million, net of $1.1 million in cash acquired. The Company recorded $15.7 million for developed technology intangible assets with an estimated useful life of five years and recorded $29.9 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Azuqua’s technology and the Company’s technology. The Company incurred $3.0 million of acquisition-related costs, which were recorded as general and administrative expense in the quarter ended April 30, 2019.
In connection with Azuqua and prior acquisitions, the Company entered into deferred compensation arrangements totaling $10.8 million, of which $1.2 million was recognized as compensation during the three months ended April 30, 2020. The remaining deferred compensation balance of $3.6 million is being recognized over a future weighted-average period of 1.6 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of April 30, 2020 and January 31, 2020 were as follows (in thousands):

	As of April 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$497,208	$—	$—	$497,208
Corporate debt securities	6,001	5	—	6,006
Total cash equivalents	503,209	5	—	503,214
Short-term investments:
U.S. treasury securities	575,143	4,935	(1)	580,077
Corporate debt securities	246,587	1,029	(137)	247,479
Total short-term investments	821,730	5,964	(138)	827,556
Total	$1,324,939	$5,969	$(138)	$1,330,770

	As of January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	19,996	—	—	19,996
Total cash equivalents	436,580	—	—	436,580
Short-term investments:
U.S. treasury securities	575,920	686	(8)	576,598
Corporate debt securities	305,859	519	—	306,378
Total short-term investments	881,779	1,205	(8)	882,976
Total	$1,318,359	$1,205	$(8)	$1,319,556

All short-term investments were designated as available-for-sale securities as of April 30, 2020 and January 31, 2020.
The following table presents the contractual maturities of the Company’s short-term investments as of April 30, 2020 (in thousands):

	As of April 30, 2020
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$634,510	$638,854
Due between one to five years	187,220	188,702
Total	$821,730	$827,556

The Company had 12 and 7 short-term investments in unrealized loss positions as of April 30, 2020 and January 31, 2020, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2020 or 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of April 30, 2020 and January 31, 2020.
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
Three levels of inputs may be used to measure as follows:
Level 1—Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2—Valuations based on other inputs that are directly or indirectly observable in the marketplace.
Level 3—Valuations based on unobservable inputs that are supported by little or no market activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis using the above input categories (in thousands):

	As of April 30, 2020
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$497,208	$—	$—	$497,208
Corporate debt securities	—	6,006	—	6,006
Total cash equivalents	497,208	6,006	—	503,214
Short-term investments:
U.S. treasury securities	—	580,077	—	580,077
Corporate debt securities	—	247,479	—	247,479
Total short-term investments	—	827,556	—	827,556
Total cash equivalents and short-term investments	$497,208	$833,562	$—	$1,330,770

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	—	19,996	—	19,996
Total cash equivalents	416,584	19,996	—	436,580
Short-term investments:
U.S. treasury securities	—	576,598	—	576,598
Corporate debt securities	—	306,378	—	306,378
Total short-term investments	—	882,976	—	882,976
Total cash equivalents and short-term investments	$416,584	$902,972	$—	$1,319,556

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2020
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$103,911	$375,264
2025 convertible senior notes	$859,889	$1,126,769

(1)	Before unamortized debt issuance costs.

The difference between the principal amount of the 2023 convertible senior notes (2023 Notes) and the 2025 convertible senior notes (2025 Notes, and together with the 2023 Notes, the Notes), $120.6 million and $1,060.0 million, respectively, and the net carrying amounts before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of April 30, 2020, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $151.30 on April 30, 2020, the if-converted value of the 2023 Notes exceeded the principal amount of $120.6 million, while the if-converted value of the 2025 Notes was less than the principal amount of $1,060.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $11.9 million and $9.8 million in the three months ended April 30, 2020 and 2019, respectively. Amortization of contract costs was $8.7 million and $6.3 million for the three months ended April 30, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of April 30, 2020 and January 31, 2020, goodwill was $48.0 million. No goodwill impairments were recorded during the three months ended April 30, 2020 and 2019.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2020
	(unaudited)
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$26,093	$(16,007)	$—	$10,086
Purchased developed technology	28,800	(7,914)	—	20,886
Software licenses	1,112	(1,052)	—	60
	$56,005	$(24,973)	$—	$31,032

	As of January 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$24,890	$(14,828)	$(119)	$9,943
Purchased developed technology	28,800	(6,321)	—	22,479
Software licenses	1,112	(1,005)	—	107
	$54,802	$(22,154)	$(119)	$32,529

The Company capitalized $1.3 million and $0.5 million of internal-use software costs during the three months ended April 30, 2020 and 2019, respectively. Stock-based compensation expense included in the total amounts capitalized was immaterial.
The remaining weighted-average useful life of all purchased developed technology was 3.7 years as of April 30, 2020.
Amortization expense of intangible assets for the three months ended April 30, 2020 and 2019 was $2.8 million and $2.1 million, respectively.

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $147.0 million and $98.0 million, respectively. Professional services and other revenue recognized in the three months ended April 30, 2020 and 2019 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, noncancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2020, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,240.2 million. Of this amount, the Company expects to recognize revenue of approximately $619.1 million, or 50%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of April 30, 2020 was not material.
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock (2023 Notes Partial Repurchase). Of the $604.8 million in aggregate consideration, $197.7 million and $407.1 million were allocated to the debt and equity components, respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. This interest rate was based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining tenor of the 2023 Notes. As of the repurchase date, the carrying value of the notes subject to the 2023 Notes Partial Repurchase, net of unamortized debt discount and issuance costs, was $183.1 million. The 2023 Notes Partial Repurchase resulted in a $14.6 million loss on early debt extinguishment in fiscal 2020, of which $3.8 million consisted of unamortized debt issuance costs. As of April 30, 2020, $120.6 million of principal remained outstanding on the 2023 Notes.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the 2023 Indenture). Upon conversion, the 2023 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2023 Notes are convertible at an initial conversion rate of 20.6795 shares of Class A common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $48.36 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2023 Indenture. Prior to the close of business on the business day immediately preceding October 15, 2022, holders of the 2023 Notes may convert all or a portion of their 2023 Notes only in multiples of $1,000 principal amount, under the following circumstances:

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

•	upon the occurrence of specified corporate events, as described in the 2023 Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended April 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending July 31, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2020. In addition, as of the date of this filing, the Company has received an immaterial amount of conversion requests and holders of the 2023 Notes have converted an immaterial amount of such notes (not in connection with the 2023 Notes Partial Repurchase).
Holders of the 2023 Notes who convert their 2023 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2023 Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2023 Indenture), holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus any accrued and unpaid interest.
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components, using an effective interest rate of 5.68% to determine the fair value of the liability component. This interest rate was based on both an income and a market based approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company observed the price of the Note Hedges (see below) it purchased for its 2023 Notes and also performed an evaluation of issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended April 30,
	2020	2019
	(unaudited)
Contractual interest expense	$75	$216
Amortization of debt issuance costs	127	319
Amortization of debt discount	1,370	3,706
Total	$1,572	$4,241

Total initial issuance costs of $10.0 million related to the 2023 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company initially recorded liability issuance costs of $7.7 million and equity issuance costs of $2.3 million.

The 2023 Notes, net consisted of the following (in thousands):

As of April 30, 2020
(unaudited)
Liability component:
Principal	$120,586
Less: unamortized debt issuance costs and debt discount	(18,388)
Net carrying amount	$102,198

As of April 30, 2020
Equity component:
2023 Notes	$27,949
Less: issuance costs	(811)
Carrying amount of the equity component(1)	$27,138
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedges with respect to its Class A common stock (Note Hedges). The Note Hedges are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 7.1 million shares of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
The Company paid an aggregate amount of $80.0 million for the Note Hedges. The amount paid for the Note Hedges was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares for cash proceeds of $405.9 million. The proceeds were recorded as an increase to Additional paid-in capital in the condensed consolidated balance sheets. As of April 30, 2020, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remained outstanding.
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
In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Warrants corresponding to approximately 4.6 million shares for total cash payments of $358.6 million. The termination payment was recorded as a decrease to Additional paid-in capital in the condensed consolidated balance sheets. As of April 30, 2020, Warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remained outstanding.
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
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the 2025 Indenture, and together with the 2023 Indenture, the Indentures). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2025 Notes are convertible at an initial conversion rate of 5.2991 shares of class A common stock per $1,000 principal amount of the 2025 Notes, which is equal to an initial conversion price of approximately $188.71 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2025 Indenture. Prior to the close of business on the business day immediately preceding June 1, 2025, holders of the 2025 Notes may convert all or a portion of their 2025 Notes only in multiples of $1,000 principal amount, under the following circumstances:

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

•	if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2020, the Company had not redeemed any of the 2025 Notes.
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2025 Indenture) or in connection with the Company’s issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2025 Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a price equal to 100% of the principal amount of the 2025 Notes being repurchased, plus any accrued and unpaid interest.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components using an effective interest rate of 4.10% to determine the fair value of the liability component. This interest rate was based on both an income and a market based approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Three Months Ended April 30,
2020
(unaudited)
Contractual interest expense	$331
Amortization of debt issuance costs	506
Amortization of debt discount	8,354
Total	$9,191

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
The 2025 Notes, net consisted of the following (in thousands):

As of April 30, 2020
(unaudited)
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(214,138)
Net carrying amount	$845,862

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
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
Operating lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
	(unaudited)
Operating lease cost(1)	$7,370	$5,463
(1) Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 7.7 and 7.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% and 5.7% as of April 30, 2020 and January 31, 2020, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of April 30, 2020 were as follows (in thousands):

Operating Leases
(unaudited)
2021	$20,796
2022	35,980
2023	36,482
2024	37,346
2025	35,305
Thereafter	99,540
Total lease payments	265,449
Less imputed interest	(52,428)
Total operating lease liabilities	$213,021

Cash payments included in the measurement of the Company’s operating lease liabilities were $7.1 million and $2.4 million for the three months ended April 30, 2020 and 2019, respectively.
As of April 30, 2020, the Company has $4.7 million of undiscounted future payments under an operating lease that has not yet commenced, which is excluded from the table above. This operating lease will commence in fiscal 2021 and has a lease term of 4.0 years.
11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $13.1 million and $11.9 million were issued and outstanding as of April 30, 2020 and January 31, 2020, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2020.

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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2020	2019
	(unaudited)
Cost of revenue
Subscription	$3,975	$2,422
Professional services and other	1,811	1,519
Research and development	11,935	6,346
Sales and marketing	11,160	6,786
General and administrative	8,847	5,612
Total	$37,728	$22,685

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three months ended April 30, 2020 and 2019. See Note 7 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of April 30, 2020, options to purchase 1,285,569 shares of Class A common stock and 9,881,424 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
April 30, 2020
(unaudited)
Stock options and unvested RSUs outstanding	16,057,236
Available for future stock option and RSU grants	21,816,827
Available for ESPP	4,880,235
42,754,298

Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	12,359,302	$11.82	6.2	$1,436,487
Granted	372,829	142.47
Exercised	(1,449,052)	9.78
Canceled	(116,086)	21.22
Outstanding as of April 30, 2020 (unaudited)	11,166,993	$16.35	6.1	$1,506,963
As of April 30, 2020
Vested and exercisable (unaudited)	8,283,315	$9.27	5.7	$1,176,501

As of April 30, 2020, there was a total of $45.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s RSU activities and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2020	4,893,241	$77.99
Granted	688,649	125.94
Vested	(517,323)	67.51
Forfeited	(174,324)	73.82
Outstanding as of April 30, 2020 (unaudited)	4,890,243	$86.00

As of April 30, 2020, there was $368.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
As of April 30, 2020, there was $4.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.4 years.
13. Income Taxes
For the three months ended April 30, 2020, the Company recorded a tax benefit of $0.4 million on a pretax loss of $58.1 million. The effective tax rate for the three months ended April 30, 2020 was 0.7%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit recognized for the three months ended April 30, 2020 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a material tax impact on its condensed consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(53,684)	$(3,978)	$(47,227)	$(4,739)
Denominator:
Weighted-average shares outstanding - basic and diluted	114,975	8,519	102,407	10,275
Net loss per share, basic and diluted	$(0.47)	$(0.47)	$(0.46)	$(0.46)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2020	2019
	(unaudited)
Issued and outstanding stock options	11,167	16,489
Unvested RSUs issued and outstanding	4,890	4,848
Unvested restricted stock awards issued and outstanding	—	177
Unvested shares subject to repurchase	3	30
Shares committed under the ESPP	244	261
Shares related to the 2023 Notes	2,494	7,134
Shares subject to warrants related to the issuance of the 2023 Notes	2,494	7,134
Shares related to the 2025 Notes	5,617	—
	26,909	36,073

The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023 and 2025 Notes and exercise rights of the Warrants will have a dilutive impact on net income per share of common stock when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion prices of $48.36 per share, $188.71 per share and exercise price of $68.06 per share, respectively. During the three months ended April 30, 2020, the weighted average price per share of the Company’s Class A common stock exceeded the conversion price of the 2023 Notes and the exercise price of the Warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is our category-defining platform that enables our customers to securely connect the right people to the right technologies at the right time. Every day, millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on premise servers, application program interfaces, or APIs, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern experiences online and via mobile devices. Developers leverage our platform to securely and efficiently embed identity into their software, allowing them to focus on their core mission. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
We have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of April 30, 2020, we had over 6,500 integrations with these cloud, mobile and web applications and IT infrastructure providers.
We employ a SaaS business model. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our platform and upselling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. The Okta Identity Cloud is used by our customers to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our platform is also used to manage and secure the identities of an organization's own customers via the powerful APIs we have developed, which we refer to as customer identity. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Impact of Coronavirus (COVID-19) Pandemic

In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, related public health measures, and their impact on the macroeconomy, our current and prospective customers, employees and vendors. None of these impacts can be predicted with certainty.

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted over 95% of total revenue for the three months ended April 30, 2020. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (RPO) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. Our allowance for doubtful accounts and sales reserves have increased primarily due to an increase in overall uncertainty in our forecasts of future economic conditions and concession requests. While we see risks associated with more highly impacted companies and industries, we are also seei ng new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, Zero Trust has become an increasingly important and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. As of March 2020, we have put in place mandatory work-from-home procedures for all of our global office locations, and our employees have the necessary tools and technology to remain connected and productive. In addition, we shifted our annual user conference, Oktane20 Live, to a virtual-only experience, resulting in cost savings. We have further benefited from cost savings, driven by reduced growth in employee compensation costs due to slower hiring, reductions in employee-related expenses as our sales and marketing activities shift to an online only sales format and a shift to work-from-home procedures.

See Risk Factors for further discussion of the potential impact of COVID-19 and its related public health measures on our business.
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
We intend to continue to invest additional resources in our platform infrastructure and our platform support organizations. As we continue to invest in technology innovation, we anticipate capitalized internal-use software costs and related amortization may increase. We expect our investment in technology to expand the capability of our platform enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing activities and promotional activities, travel-related expenses and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue as our total revenue grows.
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
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our Notes, and interest income from our investment holdings.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue:
Subscription	$173,781	$117,163
Professional services and other	9,078	8,060
Total revenue	182,859	125,223
Cost of revenue:
Subscription(1)	37,157	24,540
Professional services and other(1)	11,329	10,555
Total cost of revenue	48,486	35,095
Gross profit	134,373	90,128
Operating expenses:
Research and development(1)	48,494	34,032
Sales and marketing(1)	104,043	82,112
General and administrative(1)	34,035	25,766
Total operating expenses	186,572	141,910
Operating loss	(52,199)	(51,782)
Interest expense	(10,764)	(4,241)
Interest income and other, net	4,899	2,900
Interest and other, net	(5,865)	(1,341)
Loss before benefit from income taxes	(58,064)	(53,123)
Benefit from income taxes	(402)	(1,157)
Net loss	$(57,662)	$(51,966)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cost of subscription revenue	$3,975	$2,422
Cost of professional services and other revenue	1,811	1,519
Research and development	11,935	6,346
Sales and marketing	11,160	6,786
General and administrative	8,847	5,612
Total stock-based compensation expense	$37,728	$22,685

The following table sets forth our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended April 30,
	2020	2019
Revenue
Subscription	95%	94%
Professional services and other	5	6
Total revenue	100	100
Cost of revenue
Subscription	21	20
Professional services and other	6	8
Total cost of revenue	27	28
Gross profit	73	72
Operating expenses
Research and development	26	27
Sales and marketing	57	65
General and administrative	19	21
Total operating expenses	102	113
Operating loss	(29)	(41)
Interest expense	(6)	(3)
Interest income and other, net	3	2
Interest and other, net	(3)	(1)
Loss before benefit from income taxes	(32)	(42)
Benefit from income taxes	—	(1)
Net loss	(32)%	(41)%

Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$173,781	$117,163	$56,618	48%
Professional services and other	9,078	8,060	1,018	13
Total revenue	$182,859	$125,223	$57,636	46%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $56.6 million, or 48%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.0 million, or 13%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase in professional services revenue primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$37,157	$24,540	$12,617	51%
Professional services and other	11,329	10,555	774	7
Total cost of revenue	$48,486	$35,095	$13,391	38%
Gross profit	$134,373	$90,128	$44,245	49%
Gross margin:
Subscription	79%	79%
Professional services and other	(25)	(31)
Total gross margin	73	72
Cost of subscription revenue increased by $12.6 million, or 51%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase of $7.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $1.4 million in third-party hosting costs as we increased capacity to support our growth, and an increase of $1.3 million in software license costs.
Our gross margin for subscription revenue remained consistent at 79% for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $0.8 million, or 7%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019, primarily due to an increase of $0.9 million in employee compensation costs.
Our gross margin for professional services and other revenue improved to (25)% during the three months ended April 30, 2020 from (31)% during the three months ended April 30, 2019, primarily due to increases in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$48,494	$34,032	$14,462	42%
Percentage of revenue	26%	27%
Research and development expenses increased $14.5 million, or 42%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $14.2 million in employee compensation costs due to higher headcount.

Sales and Marketing Expenses

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$104,043	$82,112	$21,931	27%
Percentage of revenue	57%	65%
Sales and marketing expenses increased $21.9 million, or 27%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $20.1 million in employee compensation costs related to headcount growth, offset by a decrease of $3.5 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift to an online only sales format. Marketing and event costs increased by $7.5 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers, offset by a decrease of $4.9 million due to a change to a virtual format for our annual customer conference in the first quarter of fiscal 2021 compared to an in-person format in the first quarter of fiscal 2020.
General and Administrative Expenses

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$34,035	$25,766	$8,269	32%
Percentage of revenue	19%	21%
General and administrative expenses increased $8.3 million, or 32%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $8.7 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $0.9 million in costs from professional services. The increase was offset by a decrease of $3.4 million due to acquisition-related expenses incurred in the first quarter of fiscal 2020, but not in the first quarter of fiscal 2021.
Interest and Other, Net

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(10,764)	$(4,241)	(6,523)	154%
Interest income and other, net	4,899	2,900	1,999	69
Interest and other, net	$(5,865)	$(1,341)	$(4,524)	337%
Interest expense increased $6.5 million, or 154%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, due to an increase of $9.2 million for the 2025 Notes offset by a decrease of $2.7 million for the 2023 Notes, due to the 2023 Notes Partial Repurchase. Interest income and other, net increased $2.0 million, or 69%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to interest and other income earned on higher cash and short-term investment balances despite a decrease in interest rates in the three months ended April 30, 2020. We expect interest income for our short-term investment portfolio to decrease in fiscal 2021 due to decreases in interest rates.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2020	2019
	(dollars in thousands)
Customers with annual contract value (ACV) above $100,000	1,580	1,142
Dollar-based net retention rate for the trailing 12 months ended	121%	119%
Current remaining performance obligations	$619,104	$416,043
Remaining performance obligations	$1,240,224	$792,047

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Calculated billings	$209,505	$147,195
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2020, we had over 8,400 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value, or ACV, with us was 1,580 and 1,142 as of April 30, 2020 and 2019, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management, or IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.
Remaining Performance Obligations
Remaining performance obligations, or RPO, represent all future, noncancelable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. RPO fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.

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
Calculated Billings increased 42% in the three months ended April 30, 2020 over the three months ended April 30, 2019. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Gross profit	$134,373	$90,128
Add:
Stock-based compensation expense included in cost of revenue	5,786	3,941
Amortization of acquired intangibles	1,593	763
Non-GAAP gross profit	$141,752	$94,832
Gross margin	73%	72%
Non-GAAP gross margin	78%	76%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Operating loss	$(52,199)	$(51,782)
Add:
Stock-based compensation expense	37,728	22,685
Charitable contributions	536	—
Amortization of acquired intangibles	1,593	763
Acquisition-related expenses(1)	—	3,449
Non-GAAP operating loss	$(12,342)	$(24,885)
Operating margin	(29)%	(41)%
Non-GAAP operating margin	(7)%	(20)%

(1)	We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
Non-GAAP Net Loss and Non-GAAP Net Margin
We define non-GAAP net loss and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and loss on early extinguishment of debt, net of debt issuance costs.

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Net loss	$(57,662)	$(51,966)
Add:
Stock-based compensation expense	37,728	22,685
Charitable contributions	536	—
Amortization of acquired intangibles	1,593	763
Acquisition-related expenses(1)	—	3,449
Amortization of debt discount	9,724	3,706
Non-GAAP net loss	$(8,081)	$(21,363)
Net margin	(32)%	(41)%
Non-GAAP net margin	(4)%	(17)%
(1) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.

Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$38,697	$21,262
Less:
Purchases of property and equipment	(7,930)	(7,710)
Capitalization of internal-use software costs	(1,000)	(369)
Free cash flow	$29,767	$13,183
Net cash provided by (used in) investing activities	$50,604	$(125,607)
Net cash provided by financing activities	$14,167	$13,262
Free cash flow margin	16%	11%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Total revenue	$182,859	$125,223
Add:
Deferred revenue (end of period)	398,191	275,704
Unbilled receivables (beginning of period)	1,026	1,457
Less:
Unbilled receivables (end of period)	(1,121)	(799)
Deferred revenue (beginning of period)	(371,450)	(254,390)
Calculated billings	$209,505	$147,195
Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,446.8 million, which were held for working capital purposes. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.

In February 2018, we completed our private offering of the 2023 Notes and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. In connection with the issuance of the 2023 Notes, we entered into convertible Note Hedges with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock in connection with the issuance of the 2023 Notes.
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
While we expect the potential impacts of the COVID-19 pandemic to create near-term headwinds for cash flow caused by factors such as delays in customer payments and delays in deals closing, we believe our existing cash and cash equivalents, our short-term investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had deferred revenue of $398.2 million, of which $392.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$38,697	$21,262
Net cash provided by (used in) investing activities	50,604	(125,607)
Net cash provided by financing activities	14,167	13,262
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,128)	(282)
Net increase (decrease) in cash, cash equivalents and restricted cash	$102,340	$(91,365)
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
During the three months ended April 30, 2020, cash provided by operating activities was $38.7 million primarily due to our net loss of $57.7 million, adjusted for non-cash charges of $62.8 million and net cash inflows of $33.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments. The primary drivers of the changes in operating assets and liabilities related to a $26.7 million increase in deferred revenue, a $18.3 million decrease in accounts receivable, a $6.9 million increase in accounts payable and accrued compensation, and a $4.1 million increase in operating lease right-of-use assets, partially offset by a $11.9 million increase in deferred commissions, a $4.3 million decrease in operating lease liabilities, a $3.5 million increase in prepaid expenses and other assets and a $2.8 million decrease in accrued expenses and other liabilities.
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
Investing Activities
Net cash provided by investing activities during the three months ended April 30, 2020 of $50.6 million was primarily attributable to proceeds from the sales and maturities of investments of $188.6 million, partially offset by purchases of investments of $129.1 million, purchases of property and equipment of $7.9 million to support additional office space and headcount, and the capitalization of internal-use software costs of $1.0 million associated with the development of additional features and functionality of our platform.
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
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2020 of $14.2 million was primarily attributable to proceeds from the exercise of stock options.
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

Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the three months ended April 30, 2020, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.
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
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada, Australia, the Netherlands, Germany and France. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $1,446.8 million as of April 30, 2020, of which $1,330.8 million was invested in U.S. treasury securities, money market funds, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.
As of April 30, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of April 30, 2020.
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
Risks Related to Our Business
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, resulting in an economic downturn that may become a global recession. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, related public health measures, and their impact on the global economy, our customers, employees and vendors. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
As a result of the COVID-19 pandemic, we have temporarily closed our offices, required our employees to work from home and implemented significant travel restrictions. We shifted our annual user conference, Oktane20 Live, held in the spring of 2020, to a virtual-only conference and in the near-term we have changed our customer, employee and industry events to virtual-only formats. The conditions caused by the COVID-19 pandemic have and may continue to affect the rate of IT spending and have and could adversely affect our current and potential customers’ ability or willingness to purchase our offerings. It has and could continue to delay current and prospective customers’ purchasing decisions, adversely impact our ability to provide professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of our subscription contracts, or affect customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries have imposed or may impose a wide range of restrictions on our employees’, partners’, customers’ and potential customers’ physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees’, partners’, customers’ or potential customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors as well as the global economy. Despite our best efforts to manage the impact of such events effectively, our business still may be harmed.

Adverse general economic and market conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the COVID-19 pandemic, the systemic impact of a related widespread recession (in the United States or internationally), energy costs, geopolitical issues or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.
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
From fiscal 2018 to fiscal 2019, our revenue grew from $256.5 million to $399.3 million, an increase of 56%, and from fiscal 2019 to fiscal 2020, our revenue grew from $399.3 million to $586.1 million, an increase of 47%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
•price our platform effectively so that we are able to attract and retain customers without compromising our profitability;
•attract new customers, successfully deploy and implement our platform, upsell or otherwise increase our existing customers’ use of our platform, obtain customer renewals and provide our customers with excellent customer support;
•increase our network of channel partners, which include resellers, system integrators and other distribution partners and independent software vendors (ISVs);
•adequately expand our sales force, and maintain or increase our sales force’s productivity;
•successfully identify and enter into agreements with suitable acquisition targets, integrate any acquisitions and integrate acquired technologies into our existing products or use them to develop new products;
•successfully introduce new products, enhance existing products and address new use cases;

•introduce our platform to new markets outside of the United States;
•successfully compete against larger companies and new market entrants; and
•increase awareness of our brand on a global basis.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,770 employees as of April 30, 2019 to 2,379 employees as of April 30, 2020. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The markets for our products are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new technologies. As the markets in which we operate continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our competitor categories include, but are not limited to:

•Authentication providers;
•Access and lifecycle management providers;
•Multi-factor authentication providers;
•Infrastructure-as-a-service providers;
•Other customer identity and access management providers; and
•Solutions developed in-house by our potential customers.
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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of COVID-19 related economic conditions, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual license terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
Our quarterly results of operations fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand for our platform;
•our ability to attract new customers, obtain renewals from existing customers and upsell or otherwise increase our existing customers’ use of our platform;
•health epidemics, such as COVID-19, influenza and other highly communicable diseases or viruses;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•pricing pressure as a result of competition, COVID-19 or otherwise;
•seasonal buying patterns for IT spending;
•the mix of revenue attributable to larger transactions as opposed to smaller transactions, and the associated volatility and timing of our transactions;
•changes in remaining performance obligations (RPO), due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term or fluctuations due to foreign currency movements, all of which may impact implied growth rates;

•errors in our forecasting of the demand for our products, which could lead to lower revenue, increased costs or both;
•increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products;
•our ability to comply with privacy laws and requirements, including the General Data Protection Regulation and California Consumer Privacy Act;
•costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
•credit or other difficulties confronting our channel partners;
•adverse litigation judgments, settlements of litigation and other disputes or other litigation-related or dispute-related costs;
•the impact of new accounting pronouncements and associated system implementations;
•changes in the legislative or regulatory environment;
•fluctuations in foreign currency exchange rates;
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA) which took effect on January 1, 2020 and broadly defines personal information, gave California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers, and other individuals with whom we interact. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. As we continue to focus on sales to larger organizations and in light of the current COVID-19 environment, our sales cycles are lengthening in certain circumstances and becoming less predictable, which may harm our financial results. Other factors that may influence the length and variability of our sales cycle include, among other things:
•the need to raise awareness about the uses and benefits of our platform, including our customer identity products;
•the need to allay privacy, regulatory and security concerns;
•the discretionary nature of purchasing and budget cycles and decisions;
•the competitive nature of evaluation and purchasing processes;
•announcements or planned introductions of new products, features or functionality by us or our competitors; and
•often lengthy purchasing approval processes.
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
Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenue for that period, but will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized over the applicable service period. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, will depend on contract-specific terms and may result in greater variability in revenue from period to period.
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
Various factors may cause our product implementations to be delayed, inefficient or otherwise unsuccessful.
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
Acquisitions and strategic transactions involve numerous risks, including:
•delays or reductions in customer purchases for both us and the acquired business;
•disruption of partner and customer relationships;
•potential loss of key employees of the acquired company;
•claims by and disputes with the acquired company’s employees, customers, stockholders or third parties;
•unknown liabilities or risks associated with the acquired business, product or technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services, potential intellectual property infringement, costs arising from the acquired company’s failure to comply with legal or regulatory requirements and litigation matters;

•acquired technologies or products may not comply with legal or regulatory requirements and may require us to make additional investments to make them compliant;
•acquired technologies or products may not be able to provide the same support service levels that we generally offer with our other products;
•they could be viewed unfavorably by our partners, our customers, our stockholders or securities analysts;
•unforeseen integration or other expenses; and
•future impairment of goodwill or other acquired intangible assets.
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
Any claim of infringement, regardless of its merit or our defenses, could:
•require costly litigation to resolve and/or the payment of substantial damages, ongoing royalty payments or other amounts to settle such disputes;
•require significant management time and attention;
•cause us to enter into unfavorable royalty or license agreements, if such arrangements are available at all;
•require us to discontinue the sale of some or all of our products, remove or reduce features or functionality of our products or comply with other unfavorable terms;
•require us to indemnify our customers or third-party service providers; and/or
•require us to expend additional development resources to redesign our products.
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
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods and potentially in response to COVID-19 pricing pressures. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.

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
In each of fiscal 2019 and 2020, our international revenue was 16% of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:
•health epidemics, such as the coronavirus outbreak (COVID-19), influenza and other highly communicable diseases or viruses;
•macroeconomic conditions and the economic impact of the COVID-19 pandemic;
•unexpected costs and errors in the localization of our products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs and other barriers;
•laws and business practices favoring local competitors or commercial parties;
•costs and liabilities related to compliance with the GDPR and disparate data privacy standards and enforcement;
•greater risk that our foreign employees or partners will fail to comply with U.S. and foreign laws;
•practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;
•restrictive governmental actions focusing on cross-border trade, including taxes, trade laws, tariffs, import and export restrictions or quotas, barriers, sanctions, custom duties or other trade restrictions;
•unexpected changes in legal and regulatory requirements;
•difficulties in managing systems integrators and technology partners;
•differing technology standards;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;
•political, economic and social instability, war, armed conflict or terrorist activities;
•fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and expense; and
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in the desired regions, or at all. Our efforts to attract new personnel may be compounded by intensified restriction on travel (including during the COVID-19 pandemic), changes to immigration policy or the availability of work visas. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our products;
•continue to expand our product development, sales and marketing organizations;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to those related to revenue recognition, period of benefit for deferred commissions, incremental borrowing rates for operating leases, effective interest rates for convertible notes, valuation of deferred income taxes, business combination and valuation of goodwill and purchased intangible assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake and wildfire zones which have the potential to disrupt our business. For example, in October 2019, PG&E shut off power to certain cities in the San Francisco Bay Area in order to reduce the risk of wildfires and this resulted in many of our employees being unable to work remotely. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID-19), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
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

On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). Among other provisions, the Tax Act imposed limitations on the use of certain net operating losses and allows such losses to be carried forward indefinitely. Additionally, the Tax Act further limits annual interest deductibility which the Company has considered in its determination of deferred taxes.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which included temporary relief from the net operating loss limitations imposed by the Tax Act for tax years beginning after December 31, 2017 and before January 1, 2021, and made certain technical corrections to applying the net operating loss utilization limitations for tax years beginning after January 1, 2021.

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
Prior to our initial public offering, or IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile, and our stock price has been volatile since our IPO. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
•overall performance of the equity markets and/or publicly-listed technology companies;
•actual or anticipated fluctuations in our revenue or other financial or operating metrics;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates and/or recommendations by any securities analysts who follow our company;
•our failure to meet the estimates or the expectations of securities analysts or investors;
•recruitment or departure of key personnel;
•significant security breaches, technical difficulties or interruptions of our service;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales of additional shares of our Class A common stock by us, our directors, our officers or our stockholders.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 52.3% of the voting power of our capital stock as of April 30, 2020. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2020, our directors, executive officers, and their affiliates, held in the aggregate 52.3% the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and be able to control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors are authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•or any action asserting a claim against us that is governed by the internal affairs doctrine.
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
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of April 30, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between May 1, 2020 and July 31, 2020. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of issuance through April 30, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2020.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (Note Hedges) with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (Warrants). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated Note Hedges corresponding to approximately 4.6 million shares. As of April 30, 2020, Note Hedges giving the Company the option to purchase approximately 2.5 million shares (subject to adjustment) remained outstanding. In September 2019, and in connection with the 2023 Notes Partial Repurchase, the Company terminated warrants corresponding to approximately 4.6 million shares. As of April 30, 2020, warrants to acquire up to approximately 2.5 million shares (subject to adjustment) remained outstanding.

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
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently permitted to be accounted for using the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the Financial Accounting Standards Board recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. We currently already apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive.
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

Okta, Inc.

May 28, 2020	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Financial Officer)