Form 10-Q
period 2020-07-31
Okta, Inc.
filed 2020-08-28
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 31, 2020, the number of shares of registrant’s Class A common stock outstanding was 119,960,425 and the number of shares of the registrant’s Class B common stock outstanding was 8,127,878.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;

•	the impact of the global coronavirus pandemic on our business and operations;

•	trends in our key business metrics;

•	the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs;

•	market or other opportunities arising from business combinations; and

•	the impact of recent accounting pronouncements on our financial statements.
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$957,234	$520,048
Short-term investments	1,557,279	882,976
Accounts receivable, net of allowances of $3,243 and $1,166	110,540	130,115
Deferred commissions	37,808	33,636
Prepaid expenses and other current assets	44,074	32,950
Total current assets	2,706,935	1,599,725
Property and equipment, net	63,406	53,535
Operating lease right-of-use assets	157,781	125,204
Deferred commissions, noncurrent	86,556	77,874
Intangible assets, net	30,031	32,529
Goodwill	48,023	48,023
Other assets	22,283	18,505
Total assets	$3,115,015	$1,955,395
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,726	$3,837
Accrued expenses and other current liabilities	54,803	36,887
Accrued compensation	39,227	40,300
Convertible senior notes, net	43,578	100,703
Deferred revenue	391,246	365,236
Total current liabilities	533,580	546,963
Convertible senior notes, net, noncurrent	1,689,438	837,002
Operating lease liabilities, noncurrent	189,208	154,511
Deferred revenue, noncurrent	5,574	6,214
Other liabilities, noncurrent	12,018	5,361
Total liabilities	2,429,818	1,550,051
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 119,960 and 113,990 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	12	11
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 8,128 and 8,648 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	1	1
Additional paid-in capital	1,498,549	1,105,564
Accumulated other comprehensive income	5,521	892
Accumulated deficit	(818,886)	(701,124)
Total stockholders’ equity	685,197	405,344
Total liabilities and stockholders' equity	$3,115,015	$1,955,395
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$190,689	$132,494	$364,470	$249,657
Professional services and other	9,757	7,986	18,835	16,046
Total revenue	200,446	140,480	383,305	265,703
Cost of revenue:
Subscription	39,501	27,917	76,658	52,457
Professional services and other	11,646	10,863	22,975	21,418
Total cost of revenue	51,147	38,780	99,633	73,875
Gross profit	149,299	101,700	283,672	191,828
Operating expenses:
Research and development	53,866	40,045	102,360	74,077
Sales and marketing	98,322	78,385	202,365	160,497
General and administrative	42,499	26,887	76,534	52,653
Total operating expenses	194,687	145,317	381,259	287,227
Operating loss	(45,388)	(43,617)	(97,587)	(95,399)
Interest expense	(16,931)	(4,304)	(27,695)	(8,545)
Interest income and other, net	3,960	3,464	8,859	6,364
Loss on early extinguishment of debt	(2,174)	—	(2,174)	—
Interest and other, net	(15,145)	(840)	(21,010)	(2,181)
Loss before benefit from income taxes	(60,533)	(44,457)	(118,597)	(97,580)
Benefit from income taxes	(433)	(1,477)	(835)	(2,634)
Net loss	$(60,100)	$(42,980)	$(117,762)	$(94,946)

Net loss per share, basic and diluted	$(0.48)	$(0.37)	$(0.94)	$(0.83)

Weighted-average shares used to compute net loss per share, basic and diluted	126,319	115,033	124,922	114,042

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(60,100)	$(42,980)	$(117,762)	$(94,946)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(1,064)	194	3,570	389
Foreign currency translation adjustments	2,843	(1,390)	1,059	(1,723)
Other comprehensive income (loss)	1,779	(1,196)	4,629	(1,334)
Comprehensive loss	$(58,321)	$(44,176)	$(113,133)	$(96,280)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Common stock and additional paid-in capital:
Balance, beginning of period	$1,168,140	$784,078	$1,105,576	$744,907
Issuance of common stock upon exercise of stock options and other activity, net	28,046	23,965	42,754	37,481
Issuance of common stock for bonus settlement	—	—	9,818	2,809
Stock-based compensation	48,808	31,492	86,846	54,338
Equity component of convertible senior notes, net of issuance costs	306,232	—	306,232	—
Equity component of early extinguishment of convertible senior notes	61,664	—	61,664	—
Proceeds from hedges related to convertible senior notes	195,046	—	195,046	—
Payments for warrants related to convertible senior notes	(175,399)	—	(175,399)	—
Purchases of capped calls related to convertible senior notes	(133,975)	—	(133,975)	—
Balance, end of period	1,498,562	839,535	1,498,562	839,535

Accumulated deficit:
Balance, beginning of period	(758,786)	(544,177)	(701,124)	(492,211)
Net loss	(60,100)	(42,980)	(117,762)	(94,946)
Balance, end of period	(818,886)	(587,157)	(818,886)	(587,157)

Accumulated other comprehensive income (loss):
Balance, beginning of period	3,742	(457)	892	(319)
Other comprehensive income (loss)	1,779	(1,196)	4,629	(1,334)
Balance, end of period	5,521	(1,653)	5,521	(1,653)
Total stockholders’ equity	$685,197	$250,725	$685,197	$250,725
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(117,762)	$(94,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	86,106	53,959
Depreciation, amortization and accretion	12,691	7,916
Amortization of debt discount and issuance costs	26,330	8,113
Amortization of deferred commissions	18,077	13,192
Deferred income taxes	(1,915)	(3,057)
Non-cash charitable contributions	2,417	652
Loss on early extinguishment of debt	2,174	—
Other, net	1,435	84
Changes in operating assets and liabilities:
Accounts receivable	18,626	4,459
Deferred commissions	(30,332)	(21,372)
Prepaid expenses and other assets	(7,622)	1,534
Operating lease right-of-use assets	8,972	6,189
Accounts payable	810	1,368
Accrued compensation	15,045	4,717
Accrued expenses and other liabilities	(3,131)	1,304
Operating lease liabilities	(7,663)	(159)
Deferred revenue	25,369	36,175
Net cash provided by operating activities	49,627	20,128
Cash flows from investing activities:
Capitalization of internal-use software costs	(2,326)	(1,330)
Purchases of property and equipment	(10,669)	(9,917)
Purchases of securities available for sale and other	(1,029,281)	(237,693)
Proceeds from maturities and redemption of securities available for sale	280,395	136,344
Proceeds from sales of securities available for sale and other	89,620	17,329
Purchases of intangible assets	—	(8,500)
Payments for business acquisition, net of cash acquired	—	(44,223)
Net cash used in investing activities	(672,261)	(147,990)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,135,418	—
Payments for repurchases of convertible senior notes	(181)	—
Proceeds from hedges related to convertible senior notes	195,046	—
Payments for warrants related to convertible senior notes	(175,399)	—
Purchases of capped calls related to convertible senior notes	(133,975)	—
Proceeds from stock option exercises	27,517	27,453
Proceeds from shares issued in connection with employee stock purchase plan	12,821	9,005
Other, net	—	(126)
Net cash provided by financing activities	1,061,247	36,332
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	578	(1,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	439,191	(92,717)
Cash, cash equivalents and restricted cash at beginning of period	531,953	311,215
Cash, cash equivalents and restricted cash at end of period	$971,144	$218,498

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$841	$431
Income taxes	393	654
Non-cash investing and financing activities:
Issuance of common stock for repurchases of convertible senior notes	260,368	—
Vesting of early exercised common stock options	—	370
Common stock issued as charitable contribution	2,417	652
Operating lease right-of-use assets exchanged for lease liabilities	41,388	1,665
Property and equipment acquired through tenant improvement allowance	3,852	—
Issuance of common stock for bonus settlement	9,818	2,809
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$957,234	$206,753
Restricted cash, current included in prepaid expenses and other current assets	2,217	307
Restricted cash, noncurrent included in other assets	11,693	11,438
Total cash, cash equivalents and restricted cash	$971,144	$218,498
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
In March 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic, which continues to spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the three and six months ended July 31, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Accounting Standards and Significant Accounting Policies

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2020. Except for the accounting policies for short-term investments and accounts receivable and allowances that were updated below as a result of adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) on February 1, 2020, there have been no significant changes to our significant accounting policies for the six months ended July 31, 2020.
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
As of July 31, 2020, allowances reflect increased collectibility and concession concerns stemming from business and market disruption caused by COVID-19 and may fluctuate materially in future periods as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Concentrations of Significant Customers
As of July 31, 2020 and January 31, 2020, no single customer represented greater than 10% of accounts receivable. For the six months ended July 31, 2020 and 2019, no single customer represented greater than 10% of revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
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
In connection with Azuqua and prior acquisitions, the Company entered into deferred compensation arrangements totaling $10.8 million, of which $2.2 million was recognized as compensation during the six months ended July 31, 2020. The remaining deferred compensation balance of $2.6 million is being recognized over a future weighted-average period of 1.6 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of July 31, 2020 and January 31, 2020 were as follows (in thousands):

	As of July 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$857,921	$—	$—	$857,921
Total cash equivalents	857,921	—	—	857,921
Short-term investments:
U.S. treasury securities	1,142,143	3,376	(39)	1,145,480
Corporate debt securities	410,369	1,484	(54)	411,799
Total short-term investments	1,552,512	4,860	(93)	1,557,279
Total	$2,410,433	$4,860	$(93)	$2,415,200

	As of January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	19,996	—	—	19,996
Total cash equivalents	436,580	—	—	436,580
Short-term investments:
U.S. treasury securities	575,920	686	(8)	576,598
Corporate debt securities	305,859	519	—	306,378
Total short-term investments	881,779	1,205	(8)	882,976
Total	$1,318,359	$1,205	$(8)	$1,319,556

All short-term investments were designated as available-for-sale securities as of July 31, 2020 and January 31, 2020.
The following table presents the contractual maturities of the Company’s short-term investments as of July 31, 2020 (in thousands):

	As of July 31, 2020
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,051,614	$1,055,302
Due between one to five years	500,898	501,977
Total	$1,552,512	$1,557,279

As of July 31, 2020 and January 31, 2020, the Company included $15.6 million and nil, respectively, of unsettled purchases of Short-term investments in Accrued expenses and other short-term liabilities.
The Company included $7.6 million and $5.7 million of interest receivable in Prepaid expenses and other current assets as of July 31, 2020 and January 31, 2020, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2020 and January 31, 2020 because such potential losses were not material.

The Company had 37 and 7 short-term investments in unrealized loss positions as of July 31, 2020 and January 31, 2020, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2020 or 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of July 31, 2020 and January 31, 2020.
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

	As of July 31, 2020
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$857,921	$—	$—	$857,921
Total cash equivalents	857,921	—	—	857,921
Short-term investments:
U.S. treasury securities	—	1,145,480	—	1,145,480
Corporate debt securities	—	411,799	—	411,799
Total short-term investments	—	1,557,279	—	1,557,279
Total cash equivalents and short-term investments	$857,921	$1,557,279	$—	$2,415,200

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	—	19,996	—	19,996
Total cash equivalents	416,584	19,996	—	436,580
Short-term investments:
U.S. treasury securities	—	576,598	—	576,598
Corporate debt securities	—	306,378	—	306,378
Total short-term investments	—	882,976	—	882,976
Total cash equivalents and short-term investments	$416,584	$902,972	$—	$1,319,556

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2020
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$44,242	$219,886
2025 convertible senior notes	$868,327	$1,417,220
2026 convertible senior notes	$845,491	$1,341,487

(1)	Before unamortized debt issuance costs.
The principal amounts of the 2023 convertible senior notes (2023 Notes), the 2025 convertible senior notes (2025 Notes), and the 2026 convertible senior notes (2026 Notes, and together with the 2023 Notes and 2025 Notes, the Notes) are $50.7 million, $1,060.0 million, and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts, before unamortized debt issuance costs, represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of July 31, 2020, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $220.98 on July 31, 2020, the if-converted values of the 2023 Notes and 2025 Notes exceeded the principal amounts of $50.7 million and $1,060.0 million, respectively, while the if-converted value of the 2026 Notes was less than the principal amount of $1,150.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $18.4 million and $11.6 million in the three months ended July 31, 2020 and 2019, respectively, and $30.3 million and $21.4 million in the six months ended July 31, 2020 and 2019, respectively. Amortization of contract costs was $9.4 million and $6.9 million for the three months ended July 31, 2020 and 2019, respectively, and $18.1 million and $13.2 million for the six months ended July 31, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized.

7. Goodwill and Intangible Assets, net
Goodwill
As of July 31, 2020 and January 31, 2020, goodwill was $48.0 million. No goodwill impairments were recorded during the three and six months ended July 31, 2020 and 2019.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2020
	(unaudited)
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$27,837	$(17,138)	$—	$10,699
Purchased developed technology	28,800	(9,508)	—	19,292
Software licenses	1,112	(1,072)	—	40
	$57,749	$(27,718)	$—	$30,031

	As of January 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$24,890	$(14,828)	$(119)	$9,943
Purchased developed technology	28,800	(6,321)	—	22,479
Software licenses	1,112	(1,005)	—	107
	$54,802	$(22,154)	$(119)	$32,529

The Company capitalized $1.8 million and $1.2 million of internal-use software costs during the three months ended July 31, 2020 and 2019, respectively and $3.1 million and $1.7 million of internal use software costs in the six months ended July 31, 2020 and 2019, respectively. Stock-based compensation expense included in the total amounts capitalized were immaterial.
The remaining weighted-average useful life of all purchased developed technology was 3.5 years as of July 31, 2020.
Amortization expense of intangible assets for the three months ended July 31, 2020 and 2019 was $2.8 million and $3.0 million, respectively and $5.6 million and $5.1 million of internal-use software costs in the six months ended July 31, 2020 and 2019, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $165.0 million and $113.1 million, respectively, and $261.9 million and $174.9 million in the six months ended July 31, 2020 and 2019, respectively. Professional services and other revenue recognized in the three and six months ended July 31, 2020 and 2019 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, noncancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods.

As of July 31, 2020, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,426.7 million. Of this amount, the Company expects to recognize revenue of approximately $684.5 million, or 48%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of July 31, 2020 was not material.
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock (First Partial Repurchase of 2023 Notes). The $604.8 million in aggregate consideration was allocated between the debt and equity components in the amounts of $197.7 million and $407.1 million respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $183.1 million. The First Partial Repurchase of 2023 Notes resulted in a $14.6 million loss on early debt extinguishment in fiscal 2020, of which $3.8 million consisted of unamortized debt issuance costs.
In June 2020, the Company used part of the net proceeds from the issuance of the 2026 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $69.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $260.5 million, consisting of approximately $0.2 million in cash and approximately 1.4 million shares of Class A common stock (Second Partial Repurchase of 2023 Notes, and together with the First Partial Repurchase of 2023 Notes, the 2023 Notes Partial Repurchases). The $260.5 million in aggregate consideration was allocated between the debt and equity components in the amounts of $61.8 million and $198.7 million respectively, using an effective interest rate of 4.90% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $59.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $2.2 million loss on early debt extinguishment in fiscal 2021, of which $1.0 million consisted of unamortized debt issuance costs.
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of July 31, 2020, $50.7 million of principal remained outstanding on the 2023 Notes.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended July 31, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending October 31, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2020. In addition, as of the date of this filing, the Company has received an immaterial amount of conversion requests and holders of the 2023 Notes have converted an immaterial amount of such notes (not in connection with the 2023 Notes Partial Repurchases).
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(unaudited)
Contractual interest expense	$52	$215	$127	$431
Amortization of debt issuance costs	90	329	217	648
Amortization of debt discount	958	3,759	2,328	7,465
Total	$1,100	$4,303	$2,672	$8,544

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

The 2023 Notes, net consisted of the following (in thousands):

As of July 31, 2020
(unaudited)
Liability component:
Principal	$50,665
Less: unamortized debt issuance costs and debt discount	(7,087)
Net carrying amount	$43,578

As of July 31, 2020
(unaudited)
Equity component:
2023 Notes	$11,743
Less: issuance costs	(341)
Carrying amount of the equity component(1)	$11,402
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
In September 2019 and in June 2020, and in connection with the First Partial Repurchase of 2023 Notes and Second Partial Repurchase of 2023 Notes, the Company terminated Note Hedges corresponding to approximately 4.6 million and 1.4 million shares for cash proceeds of $405.9 million and $195.0 million, respectively. The proceeds were recorded as an increase to Additional paid-in capital in the condensed consolidated balance sheets. As of July 31, 2020, Note Hedges giving the Company the option to purchase approximately 1.0 million shares (subject to adjustment) remained outstanding.
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

In September 2019 and in June 2020, and in connection with the First Partial Repurchase of 2023 Notes and Second Partial Repurchase of 2023 Notes, the Company terminated Warrants corresponding to approximately 4.6 million and 1.4 million shares for total cash payments of $358.6 million and $175.4 million, respectively. The termination payments were recorded as a decrease to Additional paid-in capital in the condensed consolidated balance sheets.
As of July 31, 2020, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the 2025 Indenture). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2020, the Company did not redeem any of the 2025 Notes.
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

	Three Months Ended	Six Months Ended
	July 31, 2020
	(unaudited)
Contractual interest expense	$331	$662
Amortization of debt issuance costs	518	1,024
Amortization of debt discount	8,440	16,794
Total	$9,289	$18,480

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
The 2025 Notes, net consisted of the following (in thousands):

As of July 31, 2020
(unaudited)
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(205,182)
Net carrying amount	$854,818

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.

2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock (2025 Capped Calls). The 2025 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, approximately 5.6 million shares of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The 2025 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The Capped Calls are separate transactions and are not part of the terms of the 2025 Notes.
The Company paid an aggregate amount of $74.1 million for the 2025 Capped Calls. The amount paid for the 2025 Capped Calls was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
2026 Convertible Senior Notes
The 2026 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.375% per year. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes mature on June 15, 2026 unless earlier redeemed, repurchased or converted. The total net proceeds from the 2026 Notes, after deducting initial purchasers’ discounts and debt issuance costs, were $1,134.9 million.
The terms of the 2026 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the 2026 Indenture, and together with the 2023 Indenture and 2025 Indenture, the Indentures). Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2026 Notes are convertible at an initial conversion rate of 4.1912 shares of Class A common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $238.60 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding March 15, 2026, holders of the 2026 Notes may convert all or a portion of their 2026 Notes only in multiples of $1,000 principal amount, under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on such trading day;

•	if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events, as described in the Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2020, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2020, the Company did not redeem any of the 2026 Notes.
Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) or in connection with the Company’s issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus any accrued and unpaid interest.
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components using an effective interest rate of 5.75% to determine the fair value of the liability component. This interest rate was based on both an income and a market based approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility, the risk-free rate and observable trading activity for the Company’s existing Notes. For the market approach, the Company performed an evaluation of issuances of debt securities without conversion features by other companies with similar credit risk ratings at the time of issuance. The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

Three and Six Months Ended
July 31, 2020
(unaudited)
Contractual interest expense	$575
Amortization of debt issuance costs	165
Amortization of debt discount	5,802
Total	$6,542

Total issuance costs of $15.1 million related to the 2026 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2026 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $11.0 million and equity issuance costs of $4.1 million.
The 2026 Notes, net consisted of the following (in thousands):

As of July 31, 2020
(unaudited)
Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(315,380)
Net carrying amount	$834,620

At Issuance
(unaudited)
Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,079)
Carrying amount of the equity component(1)	$306,232
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.

2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock (2026 Capped Calls). The 2026 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, approximately 4.8 million shares of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes.
The Company paid an aggregate amount of $134.0 million for the 2026 Capped Calls. The amount paid for the 2026 Capped Calls was recorded as a reduction to Additional paid-in capital in the consolidated balance sheets.
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2028. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(unaudited)
Operating lease cost(1)	$8,334	$5,620	$15,704	$11,083
(1) Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 7.4 and 7.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% and 5.7% as of July 31, 2020 and January 31, 2020, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of July 31, 2020 were as follows (in thousands):

Operating Leases
(unaudited)
2021	$12,971
2022	35,972
2023	36,596
2024	37,461
2025	35,415
Thereafter	99,891
Total lease payments	258,306
Less imputed interest	(49,616)
Total operating lease liabilities	$208,690

Cash payments included in the measurement of the Company’s operating lease liabilities were $7.8 million and $2.4 million for the three months ended July 31, 2020 and 2019, respectively, and $15.0 million and $4.8 million in the six months ended July 31, 2020 and 2019, respectively.
As of July 31, 2020, the Company has $4.7 million of undiscounted future payments under an operating lease that has not yet commenced, which is excluded from the table above. This operating lease will commence in fiscal 2021 and has a lease term of 4.0 years.

11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $11.2 million and $11.9 million were issued and outstanding as of July 31, 2020 and January 31, 2020, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2020.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(unaudited)
Cost of revenue
Subscription	$5,164	$3,111	$9,139	$5,533
Professional services and other	2,000	1,873	3,811	3,392
Research and development	14,953	9,082	26,888	15,428
Sales and marketing	13,165	9,236	24,325	16,022
General and administrative	13,112	7,972	21,959	13,584
Total	$48,394	$31,274	$86,122	$53,959

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and six months ended July 31, 2020 and 2019. See Note 7 for further details.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of July 31, 2020, options to purchase 1,210,791 shares of Class A common stock and 8,707,490 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
July 31, 2020
(unaudited)
Stock options and unvested RSUs outstanding	15,180,332
Available for future stock option and RSU grants	20,798,312
Available for ESPP	4,752,501
40,731,145

Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	12,359,302	$11.82	6.2	$1,436,487
Granted	399,936	144.58
Exercised	(2,705,093)	10.17
Canceled	(135,864)	19.68
Outstanding as of July 31, 2020 (unaudited)	9,918,281	$17.52	6.0	$2,017,986
As of July 31, 2020
Vested and exercisable (unaudited)	7,606,991	$9.43	5.6	$1,609,285

As of July 31, 2020, there was a total of $41.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
A summary of the Company’s RSU activities and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2020	4,893,241	$77.99
Granted	1,779,276	159.92
Vested	(1,156,701)	78.72
Forfeited	(253,765)	79.89
Outstanding as of July 31, 2020 (unaudited)	5,262,051	$105.44

As of July 31, 2020, there was $519.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.

Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

(unaudited)
Expected volatility	50% - 54%	43% - 59%	50% - 54%	43% - 59%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.17% - 0.18%	1.95% - 2.05%	0.17% - 0.18%	1.95% - 2.05%
Expected dividend yield	—	—	—	—

During the three and six months ended July 31, 2020, the Company’s employees purchased 127,734 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $100.38 per share, with total proceeds of $12.8 million.
As of July 31, 2020, there was $4.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.6 years.
13. Income Taxes
For the three and six months ended July 31, 2020, the Company recorded a tax benefit of $0.4 million and $0.8 million on pretax losses of $60.5 million and $118.6 million, respectively. The effective tax rate for the three and six months ended July 31, 2020 was 0.7%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
For the three and six months ended July 31, 2019, the Company recorded a tax benefit of $1.5 million and $2.6 million on pretax losses of $44.5 million and $97.6 million, respectively. The effective tax rate for the three and six months ended July 31, 2019 was 3.3% and 2.7%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the Azuqua acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefits were partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future use of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a material tax impact on its condensed consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(56,090)	$(4,010)	$(39,250)	$(3,730)	$(109,774)	$(7,988)	$(86,516)	$(8,430)
Denominator:
Weighted-average shares outstanding - basic and diluted	117,891	8,428	105,049	9,984	116,449	8,473	103,917	10,125
Net loss per share, basic and diluted	$(0.48)	$(0.48)	$(0.37)	$(0.37)	$(0.94)	$(0.94)	$(0.83)	$(0.83)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2020	2019
	(unaudited)
Issued and outstanding stock options	9,918	14,587
Unvested RSUs issued and outstanding	5,262	5,401
Unvested restricted stock awards issued and outstanding	—	177
Unvested shares subject to repurchase	1	14
Shares committed under the ESPP	141	215
Shares related to the 2023 Notes	1,048	7,134
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	7,134
Shares related to the 2025 Notes	5,617	—
Shares related to the 2026 Notes	4,820	—
	27,855	34,662

The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three and six months ended July 31, 2020, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
We have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of July 31, 2020, we had over 6,500 integrations with these cloud, mobile and web applications and IT infrastructure providers.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted over 95% of total revenue for the three and six months ended July 31, 2020. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (RPO) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. Our allowance for doubtful accounts and sales reserves have increased primarily due to an increase in overall uncertainty in our forecasts of future economic conditions and concession requests. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, Zero Trust has become an increasingly important and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. Since March 2020, we have put in place mandatory work-from-home procedures for all of our global office locations, and our employees have the necessary tools and technology to remain connected and productive. In addition, we shifted our annual user conference, Oktane20 Live, to a virtual-only experience, resulting in cost savings. We have further benefited from cost savings, driven by reduced growth in employee compensation costs due to slower hiring, reductions in employee-related expenses as our sales and marketing activities shift to an online only sales format and a shift to work-from-home procedures.

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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription	$190,689	$132,494	$364,470	$249,657
Professional services and other	9,757	7,986	18,835	16,046
Total revenue	200,446	140,480	383,305	265,703
Cost of revenue:
Subscription(1)	39,501	27,917	76,658	52,457
Professional services and other(1)	11,646	10,863	22,975	21,418
Total cost of revenue	51,147	38,780	99,633	73,875
Gross profit	149,299	101,700	283,672	191,828
Operating expenses:
Research and development(1)	53,866	40,045	102,360	74,077
Sales and marketing(1)	98,322	78,385	202,365	160,497
General and administrative(1)	42,499	26,887	76,534	52,653
Total operating expenses	194,687	145,317	381,259	287,227
Operating loss	(45,388)	(43,617)	(97,587)	(95,399)
Interest expense	(16,931)	(4,304)	(27,695)	(8,545)
Interest income and other, net	3,960	3,464	8,859	6,364
Loss on early extinguishment of debt	(2,174)	—	(2,174)	—
Interest and other, net	(15,145)	(840)	(21,010)	(2,181)
Loss before benefit from income taxes	(60,533)	(44,457)	(118,597)	(97,580)
Benefit from income taxes	(433)	(1,477)	(835)	(2,634)
Net loss	$(60,100)	$(42,980)	$(117,762)	$(94,946)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Cost of subscription revenue	$5,164	$3,111	$9,139	$5,533
Cost of professional services and other revenue	2,000	1,873	3,811	3,392
Research and development	14,953	9,082	26,888	15,428
Sales and marketing	13,165	9,236	24,325	16,022
General and administrative	13,112	7,972	21,959	13,584
Total stock-based compensation expense	$48,394	$31,274	$86,122	$53,959

The following table sets forth our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	20	20	20
Professional services and other	6	8	6	8
Total cost of revenue	26	28	26	28
Gross profit	74	72	74	72
Operating expenses
Research and development	27	28	27	28
Sales and marketing	49	56	52	60
General and administrative	21	19	20	20
Total operating expenses	97	103	99	108
Operating loss	(23)	(31)	(25)	(36)
Interest expense	(8)	(3)	(7)	(3)
Interest income and other, net	2	2	2	2
Loss on early extinguishment of debt	(1)	—	(1)	—
Interest and other, net	(7)	(1)	(6)	(1)
Loss before benefit from income taxes	(30)	(32)	(31)	(37)
Benefit from income taxes	—	(1)	—	(1)
Net loss	(30)%	(31)%	(31)%	(36)%

Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$190,689	$132,494	$58,195	44%
Professional services and other	9,757	7,986	1,771	22
Total revenue	$200,446	$140,480	$59,966	43%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $58.2 million, or 44%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.

Professional services and other revenue increased by $1.8 million, or 22%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$39,501	$27,917	$11,584	41%
Professional services and other	11,646	10,863	783	7
Total cost of revenue	$51,147	$38,780	$12,367	32%
Gross profit	$149,299	$101,700	$47,599	47%
Gross margin:
Subscription	79%	79%
Professional services and other	(19)	(36)
Total gross margin	74	72
Cost of subscription revenue increased by $11.6 million, or 41%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $8.1 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $1.5 million in software license costs and an increase of $1.1 million in third-party hosting costs as we increased capacity to support our growth.
Our gross margin for subscription revenue remained consistent at 79% for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $0.8 million, or 7%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019, due to a number of immaterial changes.
Our gross margin for professional services and other revenue improved to (19)% during the three months ended July 31, 2020 from (36)% during the three months ended July 31, 2019, primarily due to increases in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$53,866	$40,045	$13,821	35%
Percentage of revenue	27%	28%
Research and development expenses increased $13.8 million, or 35%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $12.6 million in employee compensation costs due to higher headcount.

Sales and Marketing Expenses

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$98,322	$78,385	$19,937	25%
Percentage of revenue	49%	56%
Sales and marketing expenses increased $19.9 million, or 25%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $17.1 million in employee compensation costs related to headcount growth, offset by a decrease of $5.0 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift to an online only sales format. Marketing and event costs increased by $3.5 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers.
General and Administrative Expenses

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$42,499	$26,887	$15,612	58%
Percentage of revenue	21%	19%
General and administrative expenses increased $15.6 million, or 58%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $11.3 million in employee compensation costs primarily related to higher headcount to support our continued growth.
Interest and Other, Net

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(16,931)	$(4,304)	(12,627)	293%
Interest income and other, net	3,960	3,464	496	14
Loss on early extinguishment of debt	(2,174)	—	(2,174)	—
Interest and other, net	$(15,145)	$(840)	$(14,305)	1,703%
Interest expense increased $12.6 million, or 293%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, due to an increase of $9.3 million and $6.5 million for the 2025 Notes and 2026 Notes, respectively, offset by a decrease of $3.2 million for the 2023 Notes, due to the 2023 Notes Partial Repurchases.
Loss on early extinguishment of debt increased $2.2 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019 due to the Second Partial Repurchase of 2023 Notes.

Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$364,470	$249,657	$114,813	46%
Professional services and other	18,835	16,046	2,789	17
Total revenue	$383,305	$265,703	$117,602	44%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $114.8 million, or 46%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $2.8 million, or 17%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$76,658	$52,457	$24,201	46%
Professional services and other	22,975	21,418	1,557	7
Total cost of revenue	$99,633	$73,875	$25,758	35%
Gross profit	$283,672	$191,828	$91,844	48%
Gross margin:
Subscription	79%	79%
Professional services and other	(22)	(33)
Total gross margin	74	72
Cost of subscription revenue increased by $24.2 million, or 46%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $15.8 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.7 million in software license costs and an increase of $2.5 million in third-party hosting costs as we increased capacity to support our growth.
Our gross margin for subscription revenue remained consistent at 79% during the six months ended July 31, 2020 compared to the six months ended July 31, 2019. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to increase over time as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.6 million, or 7%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019, primarily due to an increase of $1.2 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue improved to (22)% during the six months ended July 31, 2020 from (33)% during the six months ended July 31, 2019 primarily due to increases in professional services and other revenue.

Operating Expenses
Research and Development Expenses

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$102,360	$74,077	$28,283	38%
Percentage of revenue	27%	28%
Research and development expenses increased $28.3 million, or 38%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $26.8 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$202,365	$160,497	$41,868	26%
Percentage of revenue	52%	60%
Sales and marketing expenses increased $41.9 million, or 26%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $37.2 million in employee compensation costs related to headcount growth and an increase of $2.4 million in allocated overhead costs, offset by a decrease of $8.4 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift to an online only sales format. Marketing and event costs increased by $11.0 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers, offset by a decrease of $4.9 million due to a change to a virtual format for our annual customer conference in the first quarter of fiscal 2021 compared to an in-person format in the first quarter of fiscal 2020.
General and Administrative Expenses

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$76,534	$52,653	$23,881	45%
Percentage of revenue	20%	20%
General and administrative expenses increased $23.9 million, or 45%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $20.0 million in employee compensation costs related to higher headcount to support our continued growth.
Interest and Other, Net

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(27,695)	$(8,545)	$(19,150)	224%
Interest income and other, net	8,859	6,364	2,495	39
Loss on early extinguishment of debt	(2,174)	—	(2,174)	—
Interest and other, net	$(21,010)	$(2,181)	$(18,829)	863%
Interest expense increased $19.2 million, or 224%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily related to an increase of $18.5 million and $6.5 million for the 2025 Notes and

2026 Notes, respectively, offset by a decrease of $5.9 million for the 2023 Notes, due to the 2023 Notes Partial Repurchases.
Interest income and other, net increased $2.5 million, or 39%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to interest income earned on higher cash and cash equivalents and short-term investment balances. We expect interest income earned on our investments to decrease in relation to our overall portfolio balance in fiscal 2021 due to decreases in interest rates.
Loss on early extinguishment of debt increased $2.2 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019 due to the Second Partial Repurchase of 2023 Notes.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2020	2019
	(dollars in thousands)
Customers with annual contract value (ACV) above $100,000	1,685	1,222
Dollar-based net retention rate for the trailing 12 months ended	121%	118%
Current remaining performance obligations	$684,515	$461,147
Remaining performance obligations	$1,426,722	$913,573

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Calculated billings	$198,083	$155,764	$407,588	$302,959
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2020, we had over 8,950 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value, or ACV, with us was 1,685 and 1,222 as of July 31, 2020 and 2019, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management, or IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Calculated Billings increased 27% in the three months ended July 31, 2020 over the three months ended July 31, 2019, and increased 35% in the six months ended July 31, 2020, over the six months ended July 31, 2019. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)
Gross profit	$149,299	$101,700	$283,672	$191,828
Add:
Stock-based compensation expense included in cost of revenue	7,164	4,984	12,950	8,925
Amortization of acquired intangibles	1,594	1,785	3,187	2,548
Non-GAAP gross profit	$158,057	$108,469	$299,809	$203,301
Gross margin	74%	72%	74%	72%
Non-GAAP gross margin	79%	77%	78%	77%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)
Operating loss	$(45,388)	$(43,617)	$(97,587)	$(95,399)
Add:
Stock-based compensation expense	48,394	31,274	86,122	53,959
Non-cash charitable contributions	1,881	652	2,417	652
Amortization of acquired intangibles	1,594	1,785	3,187	2,548
Acquisition-related expenses(1)	—	—	—	3,449
Non-GAAP operating income (loss)	$6,481	$(9,906)	$(5,861)	$(34,791)
Operating margin	(23)%	(31)%	(25)%	(36)%
Non-GAAP operating margin	3%	(7)%	(2)%	(13)%

(1)	We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
Non-GAAP Net Income (Loss) and Non-GAAP Net Margin
We define non-GAAP net income (loss) and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and debt issuance costs and loss on early extinguishment of debt.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019(1)	2020	2019(1)
	(dollars in thousands)
Net loss	$(60,100)	$(42,980)	$(117,762)	$(94,946)
Add:
Stock-based compensation expense	48,394	31,274	86,122	53,959
Non-cash charitable contributions	1,881	652	2,417	652
Amortization of acquired intangibles	1,594	1,785	3,187	2,548
Acquisition-related expenses(2)	—	—	—	3,449
Amortization of debt discount and debt issuance costs(3)	15,973	4,088	26,330	8,113
Loss on early extinguishment of debt(4)	2,174	—	2,174	—
Non-GAAP net income (loss)	$9,916	$(5,181)	$2,468	$(26,225)
Net margin	(30)%	(31)%	(31)%	(36)%
Non-GAAP net margin	5%	(4)%	1%	(10)%
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3) and (4) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective the three and six months ended July 31, 2020. Debt issuance costs included are $0.8 million and $1.4 million for the three and six months ended July 31, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended July 31, 2019, respectively.
(4) Loss on early extinguishment of debt is calculated inclusive of write-offs of debt issuance costs, effective the three and six months ended July 31, 2020. The amounts of these write-offs are $1.0 million for the three and six months ended July 31, 2020, respectively, and nil for the three and six months ended July 31, 2019, respectively.
Non-GAAP Net Income (Loss) per share, basic and diluted
We define non-GAAP net income (loss) per share, basic, as non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.
We define non-GAAP net income (loss) per share, diluted, as non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, non-GAAP net income (loss) per share, diluted, includes the anti-dilutive impact of the Company’s note hedge and capped call agreements on convertible senior notes outstanding, which fully reduced the potential dilutive effect of the convertible senior notes outstanding. Accordingly, the Company did not record any adjustments to non-GAAP net income (loss) for the potential impact of the convertible senior notes outstanding under the if-converted method.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019(1)	2020	2019(1)
	(dollars in thousands)
Net loss	$(60,100)	$(42,980)	$(117,762)	$(94,946)
Add:
Stock-based compensation expense	48,394	31,274	86,122	53,959
Non-cash charitable contributions	1,881	652	2,417	652
Amortization of acquired intangibles	1,594	1,785	3,187	2,548
Acquisition-related expenses(2)	—	—	—	3,449
Amortization of debt discount and debt issuance costs(3)	15,973	4,088	26,330	8,113
Loss on early extinguishment of debt(4)	2,174	—	2,174	—
Non-GAAP net income (loss)	$9,916	$(5,181)	$2,468	$(26,225)

Weighted-average shares used to compute net loss per share, basic and diluted	126,319	115,033	124,922	114,042
Non-GAAP weighted-average effect of potentially dilutive securities	15,936	—	16,281	—
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	142,255	115,033	141,203	114,042

Net loss per share, basic and diluted	$(0.48)	$(0.37)	$(0.94)	$(0.83)
Non-GAAP net income (loss) per share, basic(5)	$0.08	$(0.05)	$0.02	$(0.23)
Non-GAAP net income (loss) per share, diluted(5)	$0.07	$(0.05)	$0.02	$(0.23)
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3), (4) and (5) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective the three and six months ended July 31, 2020. Debt issuance costs included are $0.8 million and $1.4 million for the three and six months ended July 31, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended July 31, 2019, respectively.
(4) Loss on early extinguishment of debt is calculated inclusive of write-offs of debt issuance costs, effective the three and six months ended July 31, 2020. The amounts of these write-offs are $1.0 million for the three and six months ended July 31, 2020, respectively, and nil for the three and six months ended July 31, 2019, respectively.
(5) The total impact of the adjustments noted in footnotes (3) and (4) and for the periods noted in footnote (1) above on non-GAAP net income (loss) per share, basic and diluted is nil and $0.01 for the three and six months ended July 31, 2019, respectively.

Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash provided by (used in) operating activities	$10,930	$(1,134)	$49,627	$20,128
Less:
Purchases of property and equipment	(2,739)	(2,207)	(10,669)	(9,917)
Capitalization of internal-use software costs	(1,326)	(961)	(2,326)	(1,330)
Free cash flow	$6,865	$(4,302)	$36,632	$8,881
Net cash used in investing activities	$(722,865)	$(22,383)	$(672,261)	$(147,990)
Net cash provided by financing activities	$1,047,080	$23,070	$1,061,247	$36,332
Free cash flow margin	3%	(3)%	10%	3%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$200,446	$140,480	$383,305	$265,703
Add:
Deferred revenue (end of period)	396,820	291,193	396,820	291,193
Unbilled receivables (beginning of period)	1,121	799	1,026	1,457
Less:
Unbilled receivables (end of period)	(2,113)	(1,004)	(2,113)	(1,004)
Deferred revenue (beginning of period)	(398,191)	(275,704)	(371,450)	(254,390)
Calculated billings	$198,083	$155,764	$407,588	$302,959
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,514.5 million, which were held for working capital purposes. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
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

In September 2019, we completed our private offering of the 2025 Notes and received aggregate proceeds of $1,060.0 million, before deducting issuance costs of approximately $19.3 million. In connection with the 2025 Notes, we entered into Capped Call transactions with respect to our Class A common stock. We used an aggregate amount of $74.1 million of the net proceeds from the sale of the 2025 Notes to purchase the 2025 Capped Calls.
Concurrent with the private offering of the 2025 Notes, we repurchased $224.4 million principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, including approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. We also terminated a portion of our existing Note Hedges and Warrants in amounts corresponding to the principal amount of the First Partial Repurchase of 2023 Notes for net proceeds of $47.2 million.
In June 2020, we completed our private offering of the 2026 Notes and received aggregate proceeds of $1,150.0 million, before deducting issuance costs of approximately $15.1 million. In connection with the 2026 Notes, we entered into Capped Call transactions with respect to our Class A common stock. We used an aggregate amount of $134.0 million of the net proceeds from the sale of the 2026 Notes to purchase the 2026 Capped Calls.
Concurrent with the private offering of the 2026 Notes, we repurchased $69.9 million principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $260.5 million, including approximately 1.4 million shares of Class A common stock and $0.2 million in cash. We also terminated a portion of our existing Note Hedges and Warrants in amounts corresponding to the principal amount of the Second Partial Repurchase of 2023 Notes for net proceeds of $19.6 million.
While the potential impacts of the COVID-19 pandemic may create near-term headwinds for cash flow caused by factors such as delays in customer payments and delays in deals closing, we believe our existing cash and cash equivalents, our short-term investments and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had deferred revenue of $396.8 million, of which $391.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$49,627	$20,128
Net cash used in investing activities	(672,261)	(147,990)
Net cash provided by financing activities	1,061,247	36,332
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	578	(1,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	$439,191	$(92,717)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023, 2025 and 2026 Notes in February 2018, September 2019 and June 2020, respectively, and from our IPO in April 2017.
During the six months ended July 31, 2020, cash provided by operating activities was $49.6 million primarily due to our net loss of $117.8 million, adjusted for non-cash charges of $147.3 million and net cash inflows of $20.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments. The primary drivers of the changes in operating assets and liabilities related to a $25.4 million increase in deferred revenue, a $18.6 million decrease in accounts receivable, a $15.9 million increase in accounts payable and accrued compensation and a $9.0 million decrease in operating lease right-of-use assets, partially offset by a $30.3 million increase in deferred commissions, a $7.7 million decrease in operating lease liabilities, a $7.6 million increase in prepaid expenses and other assets and a $3.1 million decrease in accrued expenses and other liabilities.
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
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2020 of $672.3 million was primarily attributable to purchases of investments of $1,029.3 million partially offset by proceeds from the sales and maturities of investments of $370.0 million, purchases of property and equipment of $10.7 million to support additional office space and headcount and the capitalization of internal-use software costs of $2.3 million associated with the development of additional features and functionality of our platform.
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
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2020 of $1,061.2 million was primarily attributable to the issuance of 2026 Notes for proceeds of $1,135.4 million, net of issuance costs and proceeds from the termination of existing Note Hedges of $195.0 million, offset by payments for the termination of existing Warrants of $175.4 million and the purchase of 2026 Capped Calls of $134.0 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options of $27.5 million and proceeds from employee purchases under our ESPP of $12.8 million.
Cash provided by financing activities during the six months ended July 31, 2019 of $36.3 million was primarily attributable to proceeds from the exercise of stock options, net of repurchases, of $27.5 million and proceeds from employee purchases under our ESPP of $9.0 million.

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
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the six months ended July 31, 2020, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada, Australia, the Netherlands, Germany and France. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,514.5 million as of July 31, 2020, of which $2,415.2 million was invested in U.S. treasury securities, money market funds, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes.
In September 2019 and June 2020, we issued the 2025 Notes due September 1, 2025 and 2026 Notes due June 15, 2026 with a principal amount of $1,060.0 million and $1,150.0 million, respectively. Concurrently with the issuance of the 2025 Notes and 2026 Notes, we entered into separate Capped Call transactions. The 2025 Capped Calls and 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes and 2026 Notes, respectively.
The 2023, 2025 and 2026 Notes have fixed annual interest rates of 0.25%, 0.125% and 0.375% respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 5 to our condensed consolidated financial statements for more information.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of July 31, 2020.
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
In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, resulting in an economic downturn that may become a global recession. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, related public health measures, and their impact on the global economy, our customers, employees and vendors. In the absence of a vaccine or effective therapeutics, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 1,943 employees as of July 31, 2019 to 2,489 employees as of July 31, 2020. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA) which took effect on January 1, 2020 and broadly defines personal information, gave California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition, the California Privacy Rights Act of 2020 (“CPRA”) recently qualified for the November 2020 ballot. The measure, if passed, would strengthen California privacy law in several ways. It would establish a new category of sensitive personal information and give consumers the ability to limit use of this data; prohibit precise geolocation tracking; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring lawsuits; increase the maximum penalties for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to enforce the new law and impose administrative fines. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
A portion of our sales are to government agencies, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. Government demand for our products could be impacted by budgetary cycles, and there may be governmental certification requirements for our products. Further, we may be subject to audits and investigations regarding our government contracts, and violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, increased attention to pricing practices, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our future results of operations. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.

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
We may face particular privacy, data security and data protection risks in Europe due to stringent data protection and privacy laws, including the European General Data Protection Regulation, and increased scrutiny over EU-U.S. data transfers.
On April 27, 2016 the European Union (EU) adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018, replacing the data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate EU laws and regulations (and member states’ implementations of them) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. On July 16, 2020, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, but it deemed that the SCCs are valid. However, the ECJ noted that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. We rely on SCCs to transfer personal data contained within customers’ data to the U.S. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our service due to the potential risk exposure to such customers as a result of such developments and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and decide not to do business with us. This and other future developments regarding the flow of data across borders will increase the cost and complexity of delivering our products and services in some markets, potentially prohibiting us from providing our products and services in select jurisdictions, and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. Any investigation or charges by EU data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. We may find it necessary to establish systems to maintain EU personal data within in the EU, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we intend to expand our international operations.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 49.8% of the voting power of our capital stock as of July 31, 2020. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2020, our directors, executive officers, and their affiliates, held in the aggregate 49.8% the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to effectively control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
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
Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
In February 2018, we issued the 2023 convertible senior notes in a private offering (2023 Notes), in September 2019, we issued  the 2025 convertible senior notes in a private offering (2025 Notes) and in June 2020 we issued the 2026 convertible senior notes in a private offering (2026 Notes, and together with the 2023 Notes and 2025 Notes, the Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of July 31, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between August 1, 2020 and October 31, 2020. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of their respective issuances through July 31, 2020, the conditions allowing holders of the 2025 Notes and the 2026 Notes, respectively, to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2020.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (Note Hedges) with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (Warrants). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants. In September 2019 and June 2020, and in connection with the first partial repurchase of 2023 Notes (First Partial Repurchase) and the second partial repurchase of 2023 Notes (Second Partial Repurchase), the Company terminated Note Hedges corresponding to approximately 4.6 million shares and 1.4 million shares, respectively. As of July 31, 2020, Note Hedges giving the Company the option to purchase approximately 1.0 million shares (subject to adjustment) remained outstanding. In September 2019 and June 2020, and in connection with the First Partial Repurchase of 2023 Notes and the Second Partial Repurchase of 2023 Notes, the Company terminated warrants corresponding to approximately 4.6 million shares and 1.4 million shares, respectively. As of July 31, 2020, warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

In addition, in connection with the issuance of the 2025 Notes and 2026 Notes, we entered into capped call transactions (Capped Calls) with certain financial institutions (the 2025 Notes and 2026 Notes Capped Call Counterparties and together with the 2023 Notes Option Counterparties, the Option Counterparties). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
Accounting standards in the future will not permit the use of the treasury stock method. As disclosed in Note 2 to our condensed consolidated financial statements, the Financial Accounting Standards Board recently issued an accounting standards update to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method which would be effective for us beginning in fiscal 2023, but may be voluntarily adopted earlier. We currently already apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period or the issuance date of the corresponding Notes, unless the result would be anti-dilutive. The standards update also eliminates the liability and equity component separation model for convertible debt instruments with a cash conversion feature, which is expected to reduce reported interest expense, increase reported net income, and result in a reclass of certain balance sheet amounts from stockholders' equity to liabilities as it relates to our Notes.
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
4.1	Indenture, dated as of June 12, 2020, between Okta, Inc., and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed June 15, 2020
4.2	Form of 0.375% Convertible Senior Notes due 2026 (included in Exhibit 4.1).	Exhibit 4.2 to Form 8-K filed June 15, 2020
10.1	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed June 15, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

August 27, 2020	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Financial Officer)