Form 10-Q
period 2020-10-31
Okta, Inc.
filed 2020-12-03
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 30, 2020, the number of shares of registrant’s Class A common stock outstanding was 121,216,396 and the number of shares of the registrant’s Class B common stock outstanding was 8,249,686.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;
•the impact of the global coronavirus pandemic on our business and operations;
•trends in our key business metrics;
•the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs;
•market or other opportunities arising from business combinations; and
•the impact of recent accounting pronouncements on our financial statements.
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,769	$520,048
Short-term investments	2,085,373	882,976
Accounts receivable, net of allowances of $2,547 and $1,166	139,473	130,115
Deferred commissions	40,908	33,636
Prepaid expenses and other current assets	82,016	32,950
Total current assets	2,757,539	1,599,725
Property and equipment, net	62,405	53,535
Operating lease right-of-use assets	154,699	125,204
Deferred commissions, noncurrent	94,305	77,874
Intangible assets, net	28,953	32,529
Goodwill	48,023	48,023
Other assets	24,355	18,505
Total assets	$3,170,279	$1,955,395
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,114	$3,837
Accrued expenses and other current liabilities	47,330	36,887
Accrued compensation	61,600	40,300
Convertible senior notes, net	35,131	100,703
Deferred revenue	424,765	365,236
Total current liabilities	573,940	546,963
Convertible senior notes, net, noncurrent	1,709,777	837,002
Operating lease liabilities, noncurrent	185,860	154,511
Deferred revenue, noncurrent	7,349	6,214
Other liabilities, noncurrent	12,705	5,361
Total liabilities	2,489,631	1,550,051
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 121,283 and 113,990 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	12	11
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 8,219 and 8,648 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	1	1
Additional paid-in capital	1,569,714	1,105,564
Accumulated other comprehensive income	2,571	892
Accumulated deficit	(891,650)	(701,124)
Total stockholders’ equity	680,648	405,344
Total liabilities and stockholders' equity	$3,170,279	$1,955,395
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$206,743	$144,517	$571,213	$394,174
Professional services and other	10,636	8,520	29,471	24,566
Total revenue	217,379	153,037	600,684	418,740
Cost of revenue:
Subscription	44,762	30,124	121,420	82,581
Professional services and other	12,146	10,700	35,121	32,118
Total cost of revenue	56,908	40,824	156,541	114,699
Gross profit	160,471	112,213	444,143	304,041
Operating expenses:
Research and development	58,150	41,832	160,510	115,909
Sales and marketing	109,812	87,224	312,177	247,721
General and administrative	44,485	28,887	121,019	81,540
Total operating expenses	212,447	157,943	593,706	445,170
Operating loss	(51,976)	(45,730)	(149,563)	(141,129)
Interest expense	(22,368)	(7,826)	(50,063)	(16,371)
Interest income and other, net	1,878	4,982	10,737	11,346
Loss on early extinguishment and conversion of debt	(89)	(14,572)	(2,263)	(14,572)
Interest and other, net	(20,579)	(17,416)	(41,589)	(19,597)
Loss before provision for (benefit from) income taxes	(72,555)	(63,146)	(191,152)	(160,726)
Provision for (benefit from) income taxes	209	349	(626)	(2,285)
Net loss	$(72,764)	$(63,495)	$(190,526)	$(158,441)

Net loss per share, basic and diluted	$(0.56)	$(0.53)	$(1.51)	$(1.37)

Weighted-average shares used to compute net loss per share, basic and diluted	128,813	118,976	126,222	115,598
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(72,764)	$(63,495)	$(190,526)	$(158,441)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(2,226)	227	1,344	616
Foreign currency translation adjustments	(724)	1,561	335	(162)
Other comprehensive income (loss)	(2,950)	1,788	1,679	454
Comprehensive loss	$(75,714)	$(61,707)	$(188,847)	$(157,987)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Common stock and additional paid-in capital:
Balance, beginning of period	$1,498,562	$839,535	$1,105,576	$744,907
Issuance of common stock upon exercise of stock options and other activity, net	8,299	9,430	51,053	46,911
Issuance of common stock for bonus settlement	—	—	9,818	2,809
Stock-based compensation	54,049	36,180	140,895	90,518
Equity component of convertible senior notes, net of issuance costs	(12)	217,347	306,220	217,347
Equity component of early extinguishment and conversion of convertible senior notes	8,829	(26,713)	70,493	(26,713)
Proceeds from hedges related to convertible senior notes	—	405,851	195,046	405,851
Payments for warrants related to convertible senior notes	—	(358,622)	(175,399)	(358,622)
Purchases of capped calls related to convertible senior notes	—	(74,094)	(133,975)	(74,094)
Other, net	—	(3)		(3)
Balance, end of period	1,569,727	1,048,911	1,569,727	1,048,911

Accumulated deficit:
Balance, beginning of period	(818,886)	(587,157)	(701,124)	(492,211)
Net loss	(72,764)	(63,495)	(190,526)	(158,441)
Balance, end of period	(891,650)	(650,652)	(891,650)	(650,652)

Accumulated other comprehensive income (loss):
Balance, beginning of period	5,521	(1,653)	892	(319)
Other comprehensive income (loss)	(2,950)	1,788	1,679	454
Balance, end of period	2,571	135	2,571	135
Total stockholders’ equity	$680,648	$398,394	$680,648	$398,394
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(190,526)	$(158,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	139,774	89,691
Depreciation, amortization and accretion	23,694	12,336
Amortization of debt discount and issuance costs	47,261	15,653
Amortization of deferred commissions	28,428	20,541
Deferred income taxes	(2,414)	(3,069)
Non-cash charitable contributions	4,662	1,162
Loss on early extinguishment and conversion of debt	2,263	14,572
Other, net	4,515	84
Changes in operating assets and liabilities:
Accounts receivable	(10,547)	(9,393)
Deferred commissions	(51,837)	(36,641)
Prepaid expenses and other assets	(6,794)	(1,518)
Operating lease right-of-use assets	13,979	7,851
Accounts payable	1,377	1,962
Accrued compensation	37,863	17,352
Accrued expenses and other liabilities	2,442	4,017
Operating lease liabilities	(11,750)	(4,128)
Deferred revenue	60,663	58,737
Net cash provided by operating activities	93,053	30,768
Cash flows from investing activities:
Capitalization of internal-use software costs	(3,530)	(2,659)
Purchases of property and equipment	(11,297)	(9,980)
Purchases of securities available for sale and other	(1,845,958)	(321,462)
Proceeds from maturities and redemption of securities available for sale	386,774	244,393
Proceeds from sales of securities available for sale and other	206,129	17,329
Purchases of intangible assets	—	(8,500)
Payments for business acquisition, net of cash acquired	—	(44,223)
Net cash used in investing activities	(1,267,882)	(125,102)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,134,841	1,040,760
Payments for repurchases of convertible senior notes	(447)	(224,414)
Proceeds from hedges related to convertible senior notes	195,046	405,851
Payments for warrants related to convertible senior notes	(175,399)	(358,622)
Purchases of capped calls related to convertible senior notes	(133,975)	(74,094)
Proceeds from stock option exercises	33,570	36,371
Proceeds from shares issued in connection with employee stock purchase plan	12,821	9,005
Other, net	—	(126)
Net cash provided by financing activities	1,066,457	834,731
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	121	(241)
Net increase (decrease) in cash, cash equivalents and restricted cash	(108,251)	740,156
Cash, cash equivalents and restricted cash at beginning of period	531,953	311,215
Cash, cash equivalents and restricted cash at end of period	$423,702	$1,051,371

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$1,566	$862
Income taxes	622	845
Non-cash activities:
Issuance of common stock for repurchases and conversions of convertible senior notes	307,910	380,406
Common stock issued as charitable contribution	4,662	1,162
Operating lease right-of-use assets exchanged for lease liabilities	45,490	14,957
Property and equipment acquired through tenant improvement allowance	4,811	1,682
Impairment of operating lease right-of-use asset	2,587	—
Issuance of common stock for bonus settlement	9,818	2,809
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$409,769	$1,039,626
Restricted cash, current included in prepaid expenses and other current assets	2,413	307
Restricted cash, noncurrent included in other assets	11,520	11,438
Total cash, cash equivalents and restricted cash	$423,702	$1,051,371
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
In March 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic, which continues to spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the three and nine months ended October 31, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Accounting Standards and Significant Accounting Policies

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended

January 31, 2020. Except for the accounting policies for short-term investments and accounts receivable and allowances that were updated below as a result of adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) on February 1, 2020, there have been no significant changes to our significant accounting policies for the nine months ended October 31, 2020.
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
As of October 31, 2020, allowances reflect collectibility and concession concerns stemming from business and market disruption caused by COVID-19 and may fluctuate materially in future periods as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
Concentrations of Significant Customers
As of October 31, 2020, one channel partner represented approximately 13% of accounts receivable. As of January 31, 2020, no single customer represented greater than 10% of accounts receivable. For the nine months ended October 31, 2020 and 2019, no single customer represented greater than 10% of revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
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
In connection with Azuqua and prior acquisitions, the Company entered into deferred compensation arrangements totaling $10.8 million, of which $2.6 million was recognized as compensation during the nine months ended October 31, 2020. The remaining deferred compensation balance of $2.2 million is associated with the acquisition of Azuqua and is being recognized over a future period of 1.4 years subject to continued service with the Company.
These acquisitions did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of October 31, 2020 and January 31, 2020 were as follows (in thousands):

	As of October 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$335,592	$—	$—	$335,592
Total cash equivalents	335,592	—	—	335,592
Short-term investments:
U.S. treasury securities	1,795,309	1,978	(130)	1,797,157
Corporate debt securities	287,523	722	(29)	288,216
Total short-term investments	2,082,832	2,700	(159)	2,085,373
Total	$2,418,424	$2,700	$(159)	$2,420,965

	As of January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	19,996	—	—	19,996
Total cash equivalents	436,580	—	—	436,580
Short-term investments:
U.S. treasury securities	575,920	686	(8)	576,598
Corporate debt securities	305,859	519	—	306,378
Total short-term investments	881,779	1,205	(8)	882,976
Total	$1,318,359	$1,205	$(8)	$1,319,556
All short-term investments were designated as available-for-sale securities as of October 31, 2020 and January 31, 2020.
The following table presents the contractual maturities of the Company’s short-term investments as of October 31, 2020 (in thousands):

	As of October 31, 2020
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,285,936	$1,288,279
Due between one to five years	796,896	797,094
Total	$2,082,832	$2,085,373
As of October 31, 2020 and January 31, 2020, the Company included $41.0 million and nil, respectively, of unsettled maturities of Short-term investments in Prepaid expenses and other current assets.
The Company included $10.9 million and $5.7 million of interest receivable in Prepaid expenses and other current assets as of October 31, 2020 and January 31, 2020, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2020 and January 31, 2020 because such potential losses were not material.

The Company had 62 and 7 short-term investments in unrealized loss positions as of October 31, 2020 and January 31, 2020, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2020 or 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of October 31, 2020 and January 31, 2020.
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

	As of October 31, 2020
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$335,592	$—	$—	$335,592
Total cash equivalents	335,592	—	—	335,592
Short-term investments:
U.S. treasury securities	—	1,797,157	—	1,797,157
Corporate debt securities	—	288,216	—	288,216
Total short-term investments	—	2,085,373	—	2,085,373
Total cash equivalents and short-term investments	$335,592	$2,085,373	$—	$2,420,965

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	—	19,996	—	19,996
Total cash equivalents	416,584	19,996	—	436,580
Short-term investments:
U.S. treasury securities	—	576,598	—	576,598
Corporate debt securities	—	306,378	—	306,378
Total short-term investments	—	882,976	—	882,976
Total cash equivalents and short-term investments	$416,584	$902,972	$—	$1,319,556
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of October 31, 2020
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$35,614	$182,234
2025 convertible senior notes	$876,852	$1,393,052
2026 convertible senior notes	$856,489	$1,316,750
(1)     Before unamortized debt issuance costs.
The principal amounts of the 2023 convertible senior notes (2023 Notes), the 2025 convertible senior notes (2025 Notes), and the 2026 convertible senior notes (2026 Notes, and together with the 2023 Notes and 2025 Notes, the Notes) are $40.2 million, $1,060.0 million, and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts, before unamortized debt issuance costs, represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of October 31, 2020, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $209.83 on October 31, 2020, the if-converted values of the 2023 Notes and 2025 Notes exceeded the principal amounts of $40.2 million and $1,060.0 million, respectively, while the if-converted value of the 2026 Notes was less than the principal amount of $1,150.0 million.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $21.5 million and $15.3 million in the three months ended October 31, 2020 and 2019, respectively, and $51.8 million and $36.7 million in the nine months ended October 31, 2020 and 2019, respectively. Amortization of contract costs was $10.3 million and $7.3 million for the three months ended October 31, 2020 and 2019, respectively, and $28.4 million and $20.5 million for the nine months ended October 31, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized.

7. Goodwill and Intangible Assets, net
Goodwill
As of October 31, 2020 and January 31, 2020, goodwill was $48.0 million. No goodwill impairments were recorded during the three and nine months ended October 31, 2020 and 2019.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of October 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
	(unaudited)
Capitalized internal-use software costs	$29,435	$(18,199)	$—	$11,236
Purchased developed technology	28,800	(11,101)	—	17,699
Software licenses	1,112	(1,094)	—	18
	$59,347	$(30,394)	$—	$28,953

	As of January 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$24,890	$(14,828)	$(119)	$9,943
Purchased developed technology	28,800	(6,321)	—	22,479
Software licenses	1,112	(1,005)	—	107
	$54,802	$(22,154)	$(119)	$32,529
The Company capitalized $1.6 million and $1.8 million of internal-use software costs in the three months ended October 31, 2020 and 2019, respectively and $4.7 million and $3.5 million in the nine months ended October 31, 2020 and 2019, respectively. Stock-based compensation expense included in the total amounts capitalized were immaterial.
The remaining weighted-average useful life of all purchased developed technology was 3.3 years as of October 31, 2020.
Amortization expense of intangible assets for the three months ended October 31, 2020 and 2019 was $2.7 million and $2.6 million, respectively, and $8.2 million and $7.7 million for the nine months ended October 31, 2020 and 2019, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $174.0 million and $123.5 million, respectively, and $334.2 million and $224.0 million in the nine months ended October 31, 2020 and 2019, respectively. Professional services and other revenue recognized in the three and nine months ended October 31, 2020 and 2019 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, noncancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and noncancelable amounts that will be invoiced and recognized as revenue in future periods.

As of October 31, 2020, total remaining noncancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,581.8 million. Of this amount, the Company expects to recognize revenue of approximately $753.2 million, or 48%, over the next 12 months, with the balance to be recognized as revenue thereafter. Revenue from remaining performance obligations for professional services and other contracts as of October 31, 2020 was not material.
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock (First Partial Repurchase of 2023 Notes). The $604.8 million in aggregate consideration was allocated between the debt and equity components in the amounts of $197.7 million and $407.1 million respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $183.1 million. The First Partial Repurchase of 2023 Notes resulted in a $14.6 million loss on early debt extinguishment during the three and nine months ended October 31, 2019, of which $3.8 million consisted of unamortized debt issuance costs.
In June 2020, the Company used part of the net proceeds from the issuance of the 2026 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $69.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $260.5 million, consisting of approximately $0.2 million in cash and approximately 1.4 million shares of Class A common stock (Second Partial Repurchase of 2023 Notes, and together with the First Partial Repurchase of 2023 Notes, the 2023 Notes Partial Repurchases). The $260.5 million in aggregate consideration was allocated between the debt and equity components in the amounts of $61.8 million and $198.7 million respectively, using an effective interest rate of 4.90% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $59.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $2.2 million loss on early debt extinguishment during the nine months ended October 31, 2020, of which $1.0 million consisted of unamortized debt issuance costs.
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of October 31, 2020, $40.2 million of principal remained outstanding on the 2023 Notes.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least twenty trading days during the period of thirty consecutive trading days ended October 31, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending January 31, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2020.
During the three and nine months ended October 31, 2020, the Company paid approximately $0.3 million in cash and issued approximately 0.2 million shares of Class A common stock to settle approximately $10.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases). The loss on early note conversion was not material. No requests to convert material amounts of notes are currently outstanding.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(unaudited)
Contractual interest expense	$27	$99	$154	$530
Amortization of debt issuance costs	49	214	266	862
Amortization of debt discount	511	2,403	2,839	9,868
Total	$587	$2,716	$3,259	$11,260

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

The 2023 Notes, net consisted of the following (in thousands):

As of October 31, 2020
(unaudited)
Liability component:
Principal	$40,246
Less: unamortized debt issuance costs and debt discount	(5,115)
Net carrying amount	$35,131

As of October 31, 2020
(unaudited)
Equity component:
2023 Notes	$9,328
Less: issuance costs	(271)
Carrying amount of the equity component(1)	$9,057
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
During the three months ended October 31, 2020, the Company exercised a portion of the Note Hedges, corresponding to approximately $10.4 million principal amount of 2023 Notes, which will be net share settled in our fiscal fourth quarter in accordance with their contractual terms. As of October 31, 2020, Note Hedges giving the Company the option to purchase approximately 0.8 million shares (subject to adjustment), which excludes the exercised portion to be net share settled in our fiscal fourth quarter, remained outstanding.
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
As of October 31, 2020, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
The 2025 Notes are convertible at an initial conversion rate of 5.2991 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equal to an initial conversion price of approximately $188.71 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2025 Indenture. Prior to the close of business on the business day immediately preceding June 1, 2025, holders of the 2025 Notes may convert all or a portion of their 2025 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2020 (and only during such fiscal quarter), if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day;
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended October 31, 2020, the conditions allowing holders of the 2025 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended October 31, 2020, the Company did not redeem any of the 2025 Notes.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(unaudited)
Contractual interest expense	$332	$188	$994	$188
Amortization of debt issuance costs	530	275	1,554	275
Amortization of debt discount	8,526	4,649	25,320	4,649
Total	$9,388	$5,112	$27,868	$5,112
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
The 2025 Notes, net consisted of the following (in thousands):

As of October 31, 2020
(unaudited)
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(196,126)
Net carrying amount	$863,874

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
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
2026 Convertible Senior Notes
The 2026 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.375% per year. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes mature on June 15, 2026 unless earlier redeemed, repurchased or converted. The total net proceeds from the 2026 Notes, after deducting initial purchasers’ discounts and debt issuance costs, were $1,134.8 million.
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
The 2026 Notes are convertible at an initial conversion rate of 4.1912 shares of Class A common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $238.60 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding March 15, 2026, holders of the 2026 Notes may convert all or a portion of their 2026 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on such trading day;
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended October 31, 2020, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended October 31, 2020, the Company did not redeem any of the 2026 Notes.
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

	Three Months Ended	Nine Months Ended
	October 31, 2020
	(unaudited)
Contractual interest expense	$1,078	$1,653
Amortization of debt issuance costs	318	483
Amortization of debt discount	10,997	16,799
Total	$12,393	$18,935

Total issuance costs of $15.2 million related to the 2026 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2026 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $11.0 million and equity issuance costs of $4.1 million.

The 2026 Notes, net consisted of the following (in thousands):

As of October 31, 2020
(unaudited)
Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(304,097)
Net carrying amount	$845,903

At Issuance
(unaudited)
Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
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
10. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2021 and 2028. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(unaudited)
Operating lease cost(1)	$8,554	$5,882	$24,258	$16,965
(1) Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 7.1 and 7.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% and 5.7% as of October 31, 2020 and January 31, 2020, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of October 31, 2020 were as follows (in thousands):

Operating Leases
(unaudited)
2021	$5,475
2022	37,094
2023	37,758
2024	38,655
2025	36,111
Thereafter	99,860
Total lease payments	254,953
Less imputed interest	(47,078)
Total operating lease liabilities	$207,875
Cash payments included in the measurement of the Company’s operating lease liabilities were $7.7 million and $6.1 million for the three months ended October 31, 2020 and 2019, respectively, and $22.7 million and $10.9 million for the nine months ended October 31, 2020 and 2019, respectively.

11. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $11.2 million and $11.9 million were issued and outstanding as of October 31, 2020 and January 31, 2020, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2020.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(unaudited)
Cost of revenue
Subscription	$6,090	$3,604	$15,229	$9,137
Professional services and other	2,113	1,900	5,924	5,292
Research and development	17,546	10,894	44,434	26,322
Sales and marketing	14,368	10,937	38,693	26,959
General and administrative	13,535	8,400	35,494	21,984
Total	$53,652	$35,735	$139,774	$89,694
Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized related to internal-use software for the three and nine months ended October 31, 2020 and 2019.

Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of October 31, 2020, options to purchase 1,176,642 shares of Class A common stock and 8,065,566 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
October 31, 2020
(unaudited)
Stock options and unvested RSUs outstanding	14,069,326
Available for future stock option and RSU grants	20,720,051
Available for ESPP	4,752,501
39,541,878
Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	12,359,302	$11.82	6.2	$1,436,487
Granted	402,891	145.08
Exercised	(3,383,144)	9.92
Canceled	(136,841)	19.62
Outstanding as of October 31, 2020 (unaudited)	9,242,208	$18.21	5.8	$1,770,981
As of October 31, 2020
Vested and exercisable (unaudited)	7,429,026	$9.87	5.4	$1,485,523
As of October 31, 2020, there was a total of $36.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
A summary of the Company’s RSU activities and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2020	4,893,241	$77.99
Granted	1,960,358	164.64
Vested	(1,667,917)	79.28
Forfeited	(358,564)	84.64
Outstanding as of October 31, 2020 (unaudited)	4,827,118	$112.24
As of October 31, 2020, there was $501.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years based on vesting under the award service conditions.

Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

(unaudited)
Expected volatility	—%	—%	50% - 54%	43% - 59%
Expected term (in years)	—	—	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	—%	—%	0.17% - 0.18%	1.95% - 2.05%
Expected dividend yield	—	—	—	—

During the nine months ended October 31, 2020, the Company’s employees purchased 127,734 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $100.38 per share, with total proceeds of $12.8 million.
As of October 31, 2020, there was $2.0 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.5 years.
13. Income Taxes
For the three and nine months ended October 31, 2020, the Company recorded a tax provision of $0.2 million and tax benefit of $0.6 million on a pretax loss of $72.6 million and $191.2 million, respectively. The effective tax rate for the three and nine months ended October 31, 2020 was (0.3)% and 0.3%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit recognized for the nine months ended October 31, 2020 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
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

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(68,146)	$(4,618)	$(58,761)	$(4,734)	$(177,887)	$(12,639)	$(145,139)	$(13,302)
Denominator:
Weighted-average shares outstanding, basic and diluted	120,637	8,176	110,105	8,871	117,849	8,373	105,893	9,705
Net loss per share, basic and diluted	$(0.56)	$(0.56)	$(0.53)	$(0.53)	$(1.51)	$(1.51)	$(1.37)	$(1.37)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2020	2019
	(unaudited)
Issued and outstanding stock options	9,242	13,426
Unvested RSUs issued and outstanding	4,827	5,101
Unvested restricted stock awards issued and outstanding	—	177
Unvested shares subject to repurchase	1	7
Shares committed under the ESPP	137	209
Shares related to the 2023 Notes	832	2,494
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	2,494
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	—
	26,524	29,525
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three and nine months ended October 31, 2020, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
We have rapidly expanded the breadth and depth of the Okta Integration Network, which provides customers with integrations to cloud, mobile and web applications and IT infrastructure providers that spans the functionality of our products. As of October 31, 2020, we had over 6,500 integrations with these cloud, mobile and web applications and IT infrastructure providers.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted over 95% of total revenue for the three and nine months ended October 31, 2020. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (RPO) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. Our allowance for doubtful accounts and sales reserves have increased primarily due to an increase in overall uncertainty in our forecasts of future economic conditions and concession requests. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, Zero Trust has become an increasingly important and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. Since March 2020, we have put in place mandatory work-from-home procedures for all of our global office locations, and our employees have the necessary tools and technology to remain connected and productive. In addition, we shifted our annual user conference, Oktane20 Live, to a virtual-only experience, resulting in cost savings. We have further benefited from cost savings, driven by reduced growth in employee compensation costs due to slower hiring, reductions in employee-related expenses as our sales and marketing activities shift primarily to an online-only sales format and a shift to work-from-home procedures.

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
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our Notes, interest income from our investment holdings and loss on early extinguishment and conversion of debt.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription	$206,743	$144,517	$571,213	$394,174
Professional services and other	10,636	8,520	29,471	24,566
Total revenue	217,379	153,037	600,684	418,740
Cost of revenue:
Subscription(1)	44,762	30,124	121,420	82,581
Professional services and other(1)	12,146	10,700	35,121	32,118
Total cost of revenue	56,908	40,824	156,541	114,699
Gross profit	160,471	112,213	444,143	304,041
Operating expenses:
Research and development(1)	58,150	41,832	160,510	115,909
Sales and marketing(1)	109,812	87,224	312,177	247,721
General and administrative(1)	44,485	28,887	121,019	81,540
Total operating expenses	212,447	157,943	593,706	445,170
Operating loss	(51,976)	(45,730)	(149,563)	(141,129)
Interest expense	(22,368)	(7,826)	(50,063)	(16,371)
Interest income and other, net	1,878	4,982	10,737	11,346
Loss on early extinguishment and conversion of debt	(89)	(14,572)	(2,263)	(14,572)
Interest and other, net	(20,579)	(17,416)	(41,589)	(19,597)
Loss before provision for (benefit from) income taxes	(72,555)	(63,146)	(191,152)	(160,726)
Provision for (benefit from) income taxes	209	349	(626)	(2,285)
Net loss	$(72,764)	$(63,495)	$(190,526)	$(158,441)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of subscription revenue	$6,090	$3,604	$15,229	$9,137
Cost of professional services and other revenue	2,113	1,900	5,924	5,292
Research and development	17,546	10,894	44,434	26,322
Sales and marketing	14,368	10,937	38,693	26,959
General and administrative	13,535	8,400	35,494	21,984
Total stock-based compensation expense	$53,652	$35,735	$139,774	$89,694

The following table sets forth our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	20	20	19
Professional services and other	6	7	6	8
Total cost of revenue	26	27	26	27
Gross profit	74	73	74	73
Operating expenses
Research and development	27	27	27	28
Sales and marketing	51	57	52	59
General and administrative	20	19	20	20
Total operating expenses	98	103	99	107
Operating loss	(24)	(30)	(25)	(34)
Interest expense	(10)	(5)	(8)	(4)
Interest income and other, net	1	3	1	3
Loss on early extinguishment and conversion of debt	—	(9)	—	(4)
Interest and other, net	(9)	(11)	(7)	(5)
Loss before provision for (benefit from) income taxes	(33)	(41)	(32)	(39)
Provision for (benefit from) income taxes	—	—	—	(1)
Net loss	(33)%	(41)%	(32)%	(38)%

Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$206,743	$144,517	$62,226	43%
Professional services and other	10,636	8,520	2,116	25
Total revenue	$217,379	$153,037	$64,342	42%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $62.2 million, or 43%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.

Professional services and other revenue increased by $2.1 million, or 25%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$44,762	$30,124	$14,638	49%
Professional services and other	12,146	10,700	1,446	14
Total cost of revenue	$56,908	$40,824	$16,084	39%
Gross profit	$160,471	$112,213	$48,258	43%
Gross margin:
Subscription	78%	79%
Professional services and other	(14)	(26)
Total gross margin	74	73
Cost of subscription revenue increased by $14.6 million, or 49%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to an increase of $9.3 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.0 million in software license costs and an increase of $1.8 million in third-party hosting costs as we increased capacity to support our growth.
Our gross margin for subscription revenue decreased to 78% for the three months ended October 31, 2020 from 79% during the three months ended October 31, 2019. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $1.4 million, or 14%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019, due to a number of immaterial changes.
Our gross margin for professional services and other revenue improved to (14)% during the three months ended October 31, 2020 from (26)% during the three months ended October 31, 2019, primarily due to increases in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$58,150	$41,832	$16,318	39%
Percentage of revenue	27%	27%
Research and development expenses increased $16.3 million, or 39%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $14.6 million in employee compensation costs due to higher headcount.

Sales and Marketing Expenses

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$109,812	$87,224	$22,588	26%
Percentage of revenue	51%	57%
Sales and marketing expenses increased $22.6 million, or 26%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $16.3 million in employee compensation costs related to headcount growth, partially offset by a decrease of $5.1 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift of our sales and marketing activities to a primarily online-only format. Marketing and event costs increased by $8.7 million primarily due to increases in demand generation programs, advertising, brand awareness efforts aimed at acquiring new customers and changes in the timing of expenses incurred for a future event.
General and Administrative Expenses

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$44,485	$28,887	$15,598	54%
Percentage of revenue	20%	19%
General and administrative expenses increased $15.6 million, or 54%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $10.4 million in employee compensation costs primarily related to higher headcount to support our continued growth.
Interest and Other, Net

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(22,368)	$(7,826)	(14,542)	186%
Interest income and other, net	1,878	4,982	(3,104)	(62)
Loss on early extinguishment and conversion of debt	(89)	(14,572)	14,483	(99)
Interest and other, net	$(20,579)	$(17,416)	$(3,163)	18%
Interest expense increased $14.5 million, or 186%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, due to an increase of $4.3 million and $12.4 million for the 2025 Notes and 2026 Notes, respectively, partially offset by a decrease of $2.1 million for the 2023 Notes, due to the 2023 Notes Partial Repurchases.
Interest income and other, net decreased $3.1 million, or (62)%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to lower interest rates, resulting in lower interest income earned on higher cash and cash equivalents and short-term investment balances. We expect interest income earned on our investments to continue to decrease in relation to our overall portfolio balance in fiscal 2021.
Loss on early extinguishment and conversion of debt decreased $14.5 million, or 99%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to the First Partial Repurchase of 2023 Notes in the three months ended October 31, 2019, but not in the three months ended October 31, 2020.

Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$571,213	$394,174	$177,039	45%
Professional services and other	29,471	24,566	4,905	20
Total revenue	$600,684	$418,740	$181,944	43%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $177.0 million, or 45%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $4.9 million, or 20%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$121,420	$82,581	$38,839	47%
Professional services and other	35,121	32,118	3,003	9
Total cost of revenue	$156,541	$114,699	$41,842	36%
Gross profit	$444,143	$304,041	$140,102	46%
Gross margin:
Subscription	79%	79%
Professional services and other	(19)	(31)
Total gross margin	74	73
Cost of subscription revenue increased by $38.8 million, or 47%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to an increase of $25.1 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $4.7 million in software license costs and an increase of $4.3 million in third-party hosting costs as we increased capacity to support our growth.
Our gross margin for subscription revenue remained consistent at 79% during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $3.0 million, or 9%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019, primarily due to an increase of $2.3 million in employee compensation costs related to higher headcount.

Our gross margin for professional services and other revenue improved to (19)% during the nine months ended October 31, 2020 from (31)% during the nine months ended October 31, 2019 primarily due to increases in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$160,510	$115,909	$44,601	38%
Percentage of revenue	27%	28%
Research and development expenses increased $44.6 million, or 38%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $41.5 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$312,177	$247,721	$64,456	26%
Percentage of revenue	52%	59%
Sales and marketing expenses increased $64.5 million, or 26%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $53.5 million in employee compensation costs related to headcount growth and an increase of $3.5 million in allocated overhead costs, partially offset by a decrease of $13.6 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift of our sales and marketing activities to a primarily online-only format. Marketing and event costs increased by $19.7 million primarily due to increases in demand generation programs, advertising, brand awareness efforts aimed at acquiring new customers, and a change in the timing of expenses incurred for a future event, partially offset by a decrease of $4.9 million due to a change to a virtual format for our annual customer conference in the first quarter of fiscal 2021 compared to an in-person format in the first quarter of fiscal 2020.
General and Administrative Expenses

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$121,019	$81,540	$39,479	48%
Percentage of revenue	20%	20%
General and administrative expenses increased $39.5 million, or 48%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $30.4 million in employee compensation costs related to higher headcount to support our continued growth partially offset by a $3.4 million decrease in acquisition-related costs.

Interest and Other, Net

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense	$(50,063)	$(16,371)	$(33,692)	206%
Interest income and other, net	10,737	11,346	(609)	(5)
Loss on early extinguishment and conversion of debt	(2,263)	(14,572)	12,309	(84)
Interest and other, net	$(41,589)	$(19,597)	$(21,992)	112%
Interest expense increased $33.7 million, or 206%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily related to an increase of $22.8 million and $18.9 million for the 2025 Notes and 2026 Notes, respectively, partially offset by a decrease of $8.0 million for the 2023 Notes, due to the 2023 Notes Partial Repurchases.
Loss on early extinguishment and conversion of debt decreased $12.3 million or (84)% for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 primarily due to differences in the loss on early extinguishment of debt recognized for the First Partial Repurchase of 2023 Notes in the nine months ended October 31, 2019 compared to the Second Partial Repurchase of 2023 Notes in the nine months ended October 31, 2020.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2020	2019
	(dollars in thousands)
Customers with annual contract value (ACV) above $100,000	1,780	1,325
Dollar-based net retention rate for the trailing 12 months ended	123%	117%
Current remaining performance obligations	$753,238	$515,854
Remaining performance obligations	$1,581,800	$1,031,260

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Calculated billings	$252,359	$175,576	$659,947	$478,535
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2020, we had over 9,400 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value, or ACV, with us was 1,780 and 1,325 as of October 31, 2020 and 2019, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management, or IAM infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.

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
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end, or Prior Period ACV. We then calculate the ACV from these same customers as of the current period end, or Current Period ACV. Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Net Retention Rate.
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
Calculated Billings increased 44% in the three months ended October 31, 2020 over the three months ended October 31, 2019, and increased 38% in the nine months ended October 31, 2020, over the nine months ended October 31, 2019. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Gross profit	$160,471	$112,213	$444,143	$304,041
Add:
Stock-based compensation expense included in cost of revenue	8,203	5,504	21,153	14,429
Amortization of acquired intangibles	1,593	1,347	4,780	3,895
Non-GAAP gross profit	$170,267	$119,064	$470,076	$322,365
Gross margin	74%	73%	74%	73%
Non-GAAP gross margin	78%	78%	78%	77%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Operating loss	$(51,976)	$(45,730)	$(149,563)	$(141,129)
Add:
Stock-based compensation expense	53,652	35,735	139,774	89,694
Non-cash charitable contributions	2,245	510	4,662	1,162
Amortization of acquired intangibles	1,593	1,347	4,780	3,895
Acquisition-related expenses(1)	—	—	—	3,449
Non-GAAP operating income (loss)	$5,514	$(8,138)	$(347)	$(42,929)
Operating margin	(24)%	(30)%	(25)%	(34)%
Non-GAAP operating margin	3%	(5)%	—%	(10)%
(1)    We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
Non-GAAP Net Income (Loss) and Non-GAAP Net Margin
We define non-GAAP net income (loss) and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and debt issuance costs and loss on early extinguishment and conversion of debt.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019(1)	2020	2019(1)
	(dollars in thousands)
Net loss	$(72,764)	$(63,495)	$(190,526)	$(158,441)
Add:
Stock-based compensation expense	53,652	35,735	139,774	89,694
Non-cash charitable contributions	2,245	510	4,662	1,162
Amortization of acquired intangibles	1,593	1,347	4,780	3,895
Acquisition-related expenses(2)	—	—	—	3,449
Amortization of debt discount and debt issuance costs(3)	20,931	7,540	47,261	15,653
Loss on early extinguishment and conversion of debt(4)	89	14,572	2,263	14,572
Non-GAAP net income (loss)	$5,746	$(3,791)	$8,214	$(30,016)
Net margin	(33)%	(41)%	(32)%	(38)%
Non-GAAP net margin	3%	(2)%	1%	(7)%
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3) and (4) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective July 31, 2020. Debt issuance costs included are $0.9 million and $2.3 million for the three and nine months ended October 31, 2020, respectively, and $0.5 million and $1.1 million for the three and nine months ended October 31, 2019, respectively.
(4) Loss on early extinguishment and conversion of debt is calculated inclusive of write-offs of debt issuance costs, effective July 31, 2020. The amounts of these write-offs are $0.1 million and $1.1 million for the three and nine months ended October 31, 2020, respectively, and $3.8 million for the three and nine months ended October 31, 2019, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019(1)	2020	2019(1)
	(dollars in thousands)
Net loss	$(72,764)	$(63,495)	$(190,526)	$(158,441)
Add:
Stock-based compensation expense	53,652	35,735	139,774	89,694
Non-cash charitable contributions	2,245	510	4,662	1,162
Amortization of acquired intangibles	1,593	1,347	4,780	3,895
Acquisition-related expenses(2)	—	—	—	3,449
Amortization of debt discount and debt issuance costs(3)	20,931	7,540	47,261	15,653
Loss on early extinguishment and conversion of debt(4)	89	14,572	2,263	14,572
Non-GAAP net income (loss)	$5,746	$(3,791)	$8,214	$(30,016)

Weighted-average shares used to compute net loss per share, basic and diluted	128,813	118,976	126,222	115,598
Non-GAAP weighted-average effect of potentially dilutive securities	14,579	—	15,714	—
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	143,392	118,976	141,936	115,598

Net loss per share, basic and diluted	$(0.56)	$(0.53)	$(1.51)	$(1.37)
Non-GAAP net income (loss) per share, basic(5)	$0.04	$(0.03)	$0.07	$(0.26)
Non-GAAP net income (loss) per share, diluted(5)	$0.04	$(0.03)	$0.06	$(0.26)
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3), (4) and (5) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective July 31, 2020. Debt issuance costs included are $0.9 million and $2.3 million for the three and nine months ended October 31, 2020, respectively, and $0.5 million and $1.1 million for the three and nine months ended October 31, 2019, respectively.
(4) Loss on early extinguishment and conversion of debt is calculated inclusive of write-offs of debt issuance costs, effective July 31, 2020. The amounts of these write-offs are $0.1 million and $1.1 million for the three and nine months ended October 31, 2020, respectively, and $3.8 million for the three and nine months ended October 31, 2019, respectively.
(5) The total impact of the adjustments noted in footnotes (3) and (4) and for the periods noted in footnote (1) above on non-GAAP net income (loss) per share, basic and diluted is $0.04 and $0.04 for the three and nine months ended October 31, 2019, respectively.

Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$43,426	$10,640	$93,053	$30,768
Less:
Purchases of property and equipment	(628)	(63)	(11,297)	(9,980)
Capitalization of internal-use software costs	(1,204)	(1,329)	(3,530)	(2,659)
Free cash flow	$41,594	$9,248	$78,226	$18,129
Net cash used in investing activities	$(595,621)	$22,888	$(1,267,882)	$(125,102)
Net cash provided by financing activities	$5,210	$798,399	$1,066,457	$834,731
Free cash flow margin	19%	6%	13%	4%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$217,379	$153,037	$600,684	$418,740
Add:
Deferred revenue (end of period)	432,114	313,756	432,114	313,756
Unbilled receivables (beginning of period)	2,113	1,004	1,026	1,457
Less:
Unbilled receivables (end of period)	(2,427)	(1,028)	(2,427)	(1,028)
Deferred revenue (beginning of period)	(396,820)	(291,193)	(371,450)	(254,390)
Calculated billings	$252,359	$175,576	$659,947	$478,535
Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,495.1 million, which were held for working capital purposes. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
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
In June 2020, we completed our private offering of the 2026 Notes and received aggregate proceeds of $1,150.0 million, before deducting issuance costs of approximately $15.2 million. In connection with the 2026 Notes, we entered into Capped Call transactions with respect to our Class A common stock. We used an aggregate amount of $134.0 million of the net proceeds from the sale of the 2026 Notes to purchase the 2026 Capped Calls.
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
Through the nine months ended October 31, 2020, we converted certain 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised corresponding Note Hedges. In connection with these transactions, we made immaterial cash payments and issued approximately 0.2 million shares of Class A common stock to settle approximately $10.4 million principal amount of 2023 Notes. In addition, we exercised a portion of the Note Hedges, corresponding to approximately $10.4 million principal amount of 2023 Notes, which will be net share settled in our fiscal fourth quarter in accordance with their contractual terms.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, we had deferred revenue of $432.1 million, of which $424.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$93,053	$30,768
Net cash used in investing activities	(1,267,882)	(125,102)
Net cash provided by financing activities	1,066,457	834,731
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	121	(241)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(108,251)	$740,156
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
During the nine months ended October 31, 2020, cash provided by operating activities was $93.1 million primarily due to our net loss of $190.5 million, adjusted for non-cash charges of $248.2 million and net cash inflows of $35.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments. The primary drivers of the changes in operating assets and liabilities related to a $60.7 million increase in deferred revenue, a $41.7 million increase in accounts payable, accrued compensation and accrued other expenses and a $14.0 million decrease in operating lease right-of-use assets, partially offset by a $51.8 million increase in deferred commissions, an $11.8 million decrease in operating lease liabilities, a $10.5 million increase in accounts receivable, and a $6.8 million increase in prepaid expenses and other assets.
During the nine months ended October 31, 2019, cash provided by operating activities was $30.8 million primarily due to our net loss of $158.4 million, adjusted for non-cash charges of $151.0 million and net cash inflows of $38.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, loss on early extinguishment and conversion of debt, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, and non-cash charitable contributions, offset by non-cash income from deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $58.7 million increase in deferred revenue, a $23.3 million increase in accounts payable, accrued compensation, and accrued other expenses and a $7.9 million decrease in operating lease right-of-use assets, partially offset by a $36.6 million increase in deferred commissions, a $9.4 million increase in accounts receivable, a $4.1 million decrease in operating lease liabilities and a $1.5 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2020 of $1,267.9 million was primarily attributable to purchases of investments of $1,846.0 million partially offset by proceeds from the sales and maturities of investments of $592.9 million, purchases of property and equipment of $11.3 million to support additional office space and headcount and the capitalization of internal-use software costs of $3.5 million associated with the development of additional features and functionality of our platform.
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
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2020 of $1,066.5 million was primarily attributable to the issuance of 2026 Notes for proceeds of $1,134.8 million, net of issuance costs and proceeds from the termination of existing Note Hedges of $195.0 million, offset by payments for the termination of existing Warrants of $175.4 million and the purchase of 2026 Capped Calls of $134.0 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options of $33.6 million and proceeds from employee purchases under our ESPP of $12.8 million.
Cash provided by financing activities during the nine months ended October 31, 2019 of $834.7 million was primarily attributable to the issuance of the 2025 Notes for proceeds of $1,040.8 million, net of issuance costs and proceeds from the termination of Note Hedges of $405.9 million, offset by cash payments for the 2023 Notes Partial Repurchase of $224.4 million, payments for the termination of Warrants of $358.6 million, and the purchase of Capped Calls for the 2025 notes of $74.1 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options, net of repurchases, of $36.4 million and proceeds from employee purchases under our ESPP of $9.0 million.
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
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the nine months ended October 31, 2020, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada, Australia, the Netherlands, Germany and France. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,495.1 million as of October 31, 2020, of which $2,421.0 million was invested in U.S. treasury securities, money market funds, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Through the nine months ended October 31, 2020, we received and completed requests to convert approximately $10.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised a corresponding amount of Note Hedges, which will be net share settled in our fiscal fourth quarter in accordance with their contractual terms.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11 to our condensed consolidated financial statements “Commitments and Contingencies” for information related to legal proceedings.

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

Risk Factor Summary

This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

•The effects of the COVID-19 pandemic have affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•Adverse general economic and market conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
•We have experienced rapid growth in recent periods, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
•Our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
•We have a history of losses, and we expect to incur losses for the foreseeable future.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
•We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•If we are unable to attract new customers, sell additional products to our existing customers or develop new products and enhancements to our products that achieve market acceptance, our revenue growth and profitability will be harmed.
•Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us. Any material decline in our Dollar-Based Net Retention Rate would harm our future results of operations.
•Customer growth could fall below expectations.

•We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
•If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our platform.
•An application, data security or network incident may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results.
•Any actual or perceived failure by us to comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements could result in proceedings, actions or penalties against us.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 49% of the voting power of our capital stock as of October 31, 2020. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
Risks Related to Our Business and Industry
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, resulting in an economic downturn that may become a global recession. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, related public health measures, and their impact on the global economy, our customers, employees and vendors. In the absence of a vaccine or effective therapeutics, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,116 employees as of October 31, 2019 to 2,604 employees as of October 31, 2020. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service, or SaaS, infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we plan to continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we plan to expand our international operations.
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
Risks Related to Intellectual Property, Infrastructure Technology, Data Privacy and Security

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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA) which took effect on January 1, 2020 and broadly defines personal information, gave California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Additionally, certain countries have passed or are considering passing laws requiring local data residency. In addition, the California Privacy Rights Act of 2020 (“CPRA”) was approved in November 2020. The measure strengthens California privacy law in several ways. It establishes a new category of sensitive personal information and gives consumers the ability to limit use of this data; prohibits precise geolocation tracking; adds e-mail addresses and passwords to the list of personal information that, if lost or breached, gives the affected consumers the right to bring lawsuits; increases the maximum penalties for violations concerning consumers under age 16; and establishes the California Privacy Protection Agency to enforce the new law and impose administrative fines. These new obligations take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. On July 16, 2020, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, but it deemed that the SCCs are valid. However, the ECJ noted that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. We rely on SCCs to transfer personal data contained within customers’ data to the U.S. On November 10, 2020, the European Data Protection Board (EDPB) issued its draft guidance, which expressed doubts about whether data exporters could transfer personal data to third countries, such as the U.S., for storage and processing by cloud service providers such as Okta in compliance with the GDPR, unless such cloud service providers encrypt personal data in-transit and at-rest, and unless the data exporter holds the encryption key. This draft guidance also requires controllers and processors to conduct extensive assessments regarding the protections in place for EU data in the destination country, for each relevant transfer of data. Additionally, on November 12, 2020, the EC released a draft implementing decision on new, updated versions of the SCCs, reflecting, in part, aspects of the ECJ’s July 16, 2020 ruling and imposing additional obligations on companies transferring personal data to third countries, including providing enhanced transparency to data subjects, flowing down new terms to third parties and sub-processors and complying with accountability requirements. Both the EDPB’s recommendations and the EC’s draft updated SCCs are now open for public comment, before final versions are issued. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws and with EU authorities’ data transfer guidance will be sufficient. We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our service due to the potential risk exposure to such customers as a result of such developments and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and decide not to do business with us. Although the EC’s draft updated SCCs provide for a one-year transition period for parties to put the new SCCs in place, we may face additional costs and expenses associated with moving to the new SCCs, including resigning agreements with customers and vendors, which could prove expensive and time-consuming. This and other future developments regarding the flow of data across borders will increase the cost and complexity of delivering our products and services in some markets, potentially prohibiting us from providing our products and services in select jurisdictions, and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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

Risks Related to Legal, Accounting and Tax Matters

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 49% of the voting power of our capital stock as of October 31, 2020. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2020, our directors, executive officers, and their affiliates, held in the aggregate 49% the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of October 31, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between November 1, 2020 and January 31, 2021. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of their respective issuances through October 31, 2020, the conditions allowing holders of the 2025 Notes and the 2026 Notes, respectively, to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2020.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (Note Hedges) with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (Warrants). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants. In September 2019 and June 2020, and in connection with the first partial repurchase of 2023 Notes (First Partial Repurchase) and the second partial repurchase of 2023 Notes (Second

Partial Repurchase), the Company terminated Note Hedges corresponding to approximately 4.6 million shares and 1.4 million shares, respectively. As of October 31, 2020, Note Hedges giving the Company the option to purchase approximately 0.8 million shares (subject to adjustment), remained outstanding. In September 2019 and June 2020, and in connection with the First Partial Repurchase of 2023 Notes and the Second Partial Repurchase of 2023 Notes, the Company terminated warrants corresponding to approximately 4.6 million shares and 1.4 million shares, respectively. As of October 31, 2020, warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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

General Risks
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
On January 31, 2020, the United Kingdom withdrew from the European Union and entered into a transition period through December 31, 2020 to, among other things, negotiate an agreement with the European Union governing the future relationship between the European Union and the United Kingdom. The referendum and subsequent withdrawal of the United Kingdom from the European Union has created significant political and economic uncertainty about the future relationship between the United Kingdom and the European Union.
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

Okta, Inc.

December 2, 2020	/s/	William E. Losch
William E. Losch
Chief Financial Officer
(Principal Financial Officer)