Form 10-K
period 2021-01-31
Okta, Inc.
filed 2021-03-04
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐
    No  ☒
The aggregate market value of the stock of the Registrant as of July 31, 2020 (based on a closing price of $220.98 per share) held by non-affiliates was approximately $26.2 billion. As of February 28, 2021, there were 123,053,024 shares of the Registrant’s Class A Common Stock and 8,159,447 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2021.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2021

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy, plans, market trends, opportunities, positioning, and the anticipated impact on our business of the COVID-19 pandemic, related public health measures and any associated economic downturn. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors."
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;
•the impact of the global COVID-19 pandemic on our business and operations;
•trends in our key business metrics;
•our growth strategy and ability to compete;
•the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs;
•market or other opportunities arising from business combinations;
•our ability to maintain the security and availability of our internal networks and platform;
•our ability to increase our number of customers;
•our ability to sell additional products to and retain our existing customers;
•our ability to successfully expand in our existing markets and into new markets;
•our ability to effectively manage our growth and future expenses;
•our ability to expand our network of channel partners;
•our ability to form and expand partnerships with independent software vendors and system integrators;
•our ability to introduce new products, enhance existing products and address new use cases;
•our ability to add new integration partners;
•our ability to grow our international business;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•the attraction and retention of qualified employees and key personnel;
•our anticipated investments in sales and marketing and research and development;
•our ability to comply with modified or new laws and regulations applying to our business, including GDPR (as defined below), and other privacy regulations that may be implemented in the future;
•the impact of recent accounting pronouncements on our financial statements;
•our ability to successfully defend litigation brought against us; and
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our proposed acquisition of Auth0, Inc. (Auth0).
Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond our control. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, risks detailed in “Risk Factors” in this Annual Report on Form 10-K as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I

Item 1. Business
Overview
Okta is the leading independent identity management platform for the enterprise. Our vision is to enable everyone to safely use any technology, and we believe identity is the key to making that happen. Our mission is to bring simple and secure digital access to people and organizations everywhere. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time.
The Okta Identity Cloud helps organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications and technology they use. We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing every identity in an organization. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces (APIs), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of the Okta Identity Cloud.
The acceleration of digital transformations, cloud modernization and changing consumer expectations to simple, secure digital experiences are driving a shift in how organizations manage consumer identities on the internet. Organizations are building secure consumer-facing applications and are turning to identity to optimize seamless and private user experiences. Our approach provides organizations with the scale, efficiency and security they need to build customer facing applications.
Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing all of their identities. Our platform allows our customers to easily provision their customers, employees, contractors, and partners, enabling any user to connect to any device, cloud or application, all with a simple, intuitive and consumer-like user experience.
As of January 31, 2021, more than 10,000 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We partner with leading application, infrastructure and security vendors, such as Amazon Web Services, Cisco, CrowdStrike, Google Cloud, Microsoft, Netskope, Proofpoint, Salesforce, ServiceNow, VMware and Workday. We had over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2021, which while not directly correlated to revenue, shows the breadth and acceptance of our platform.
We employ a Software-as-a-Service (SaaS) business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access the Okta Identity Cloud and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners.

On March 3, 2021, we entered into a definitive agreement to acquire Auth0, Inc. (Auth0) pursuant to an Agreement and Plan of Merger (the Merger Agreement). Upon consummation of the transaction contemplated by the Merger Agreement, all outstanding shares of Auth0 capital stock, options, warrants, convertible securities, phantom equity and other outstanding equity interests will be cancelled in exchange for aggregate consideration of $6.5 billion in the form of shares of Class A common stock of the Company and assumed awards of corresponding Company equity interests, subject to customary purchase price adjustments and certain customary cash payouts in lieu of shares of Company Class A common stock, as provided by the Merger Agreement. The purchase price payable in shares of Class A common stock will be valued at $276.2147 per share (which price was calculated based on the daily volume-weighted average sales price per share of Company Class A common stock for the 20 trading days ending on February 26, 2021). The per share price of these shares has been fixed as of the Merger Agreement signing date, and the aggregate value of these shares will fluctuate based on changes in our share price between the signing and closing dates.
Auth0 is an identity management platform for application developers that provides solutions to add authorization and authentication services to developer applications. The proposed transaction is expected to close during the Company’s second quarter of fiscal 2022, the quarter ending July 31, 2021. The closing of this transaction is subject to certain customary closing conditions and approvals.
The Okta Identity Cloud
The Okta Identity Cloud is an independent and neutral cloud-based identity solution that allows our customers to integrate with nearly any application, service or cloud that they choose through our secure, reliable and scalable platform and cloud infrastructure. Our technological neutrality allows our customers to easily adopt the best technologies, and our platform is designed to securely connect users to the technology that they choose. We prioritize the compatibility of the Okta Identity Cloud with public clouds, on-premises infrastructures and hybrid clouds. Our customers use the Okta Identity Cloud to secure their workforces, to create solutions that make their partner networks more collaborative, and to provide more seamless and secure experiences for their customers or end users, which combined with our open approach, enables our customers to future-proof their environments.
The Okta Identity Cloud can be used as the central system for an organization’s connectivity, access, authentication and identity lifecycle management needs spanning all of its users, technology and applications.
We enable our customers to easily deploy, manage and secure applications and devices, and to provision and support users across their IT environments, with a simple, intuitive, consumer-like user experience. Developers are similarly able to leverage a robust set of tools through the platform to quickly build custom cloud, mobile and web application experiences that leverage the breadth and depth of capabilities within the Okta Identity Cloud. Once deployed, we enable administrators to enforce contextual access management decisions based on conditions such as user identity, device, location, application identity, IP reputation and time of day.
The Okta Identity Cloud is used by organizations in two distinct and powerful ways. Our customers use it to manage and secure their employees, contractors and partners, which we refer to as workforce identity. Our customers also use it to enable, manage and secure the identities of their own customers via the powerful APIs we have developed, which we refer to as customer identity. The Okta Identity Cloud is underpinned by Okta Platform Services which are the foundational platform components that power our product features.
The Okta Identity Cloud for Workforce Identity
In workforce identity use cases, the Okta Identity Cloud simplifies the way an organization’s employees, contractors and partners connect to its applications and data from any device, while increasing efficiency and keeping IT environments secure. We enable organizations to provide their workforces with immediate and secure access to every application they need from any device they use, without requiring multiple credentials, which significantly enhances user connectivity and productivity. We offer our customers an additional security layer through our Adaptive Multi-Factor Authentication product. Our Universal Directory product also serves as a system of record to help our customers organize, customize and manage their users. Our Lifecycle Management product enables customers to manage users’ access privileges through their entire lifecycle with a no-code approach that improves administrative efficiency and productivity. Our Advanced Server Access product is designed to significantly improve our customers’ ability to secure access to cloud-based and on-premises servers, while Okta Access Gateway enables our customers to extend the Okta Identity Cloud to their existing on-premises applications. The Okta Identity Cloud enables our customers to automate access across their growing ecosystem of employees, contractors and partners, increasing collaboration across their workforces.

The Okta Identity Cloud for Customer Identity
In customer identity use cases, the Okta Identity Cloud enables organizations to transform their own customers’ experiences by empowering development teams to rapidly and securely build customer-facing cloud, mobile or web applications. We enable an organization’s product team to layer our powerful identity platform into their cloud, web and mobile applications. This makes it easier for them to authenticate, manage, scale and secure their connections, enabling rapid time to market for the business. Organizations are able to centrally manage policy and API-level access across all their applications, leading to more seamless customer experiences that are personalized, engaging and secure.
Okta Platform Services
In order to enable customers and partners to address a wide range of identity use cases, we have built a set of modular components, called Okta Platform Services, which can be combined to build new features and tailored experiences faster. Okta Platform Services are available in Okta packaged products through APIs and software development kits (SDKs). Okta Platform Services can be used across both workforce and customer identity use cases. We expect to use Okta Platform Services to continue to enable new and expanded use cases and enable customers or third-party developers to build their own solutions based on an industry use case or unique customer need. Okta Platform Services include Okta’s Identity Engine, Workflows, Devices, Integrations and Insights.
Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Platform
•Drive New Customer Growth.   To increase our market share, we intend to continue to grow our customer base using a land-and-expand sales model, with a focus on key markets by size of customers, as well as key verticals, including highly-regulated sectors.
•Deepen Relationships Within Our Existing Customer Base.   We plan to further increase revenue from our existing customers by cross-selling and up-selling additional and new products. We also believe we can expand our footprint by focusing on current customers that have deployed the Okta Identity Cloud for workforce identity, and expanding those customers’ use of our platform for customer identity, or vice versa.
•Expand Our Channel Partner Ecosystem. We also plan to expand our indirect sales network to leverage the sales efforts of resellers, system integrators and other distribution partners, and to increase the contribution we receive from these channel partners.
•Expand Our International Footprint.   With 16% of our revenue generated outside of the United States in fiscal 2021, and our international revenue growing 46% from fiscal 2020 to fiscal 2021, we believe there is significant opportunity to continue to grow our international business. We believe global demand for our products will continue to be a long-term opportunity as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.
Increase Our Opportunities
•Innovate and Extend Our Platform with New Products.   We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. In addition, we intend to selectively pursue acquisitions and strategic investments in businesses and technologies to extend our platform. By continuing to innovate, introduce new products and extend our platform to additional use cases, we believe that we can offer increasing value to our existing and potential customers.
•Extend Our Accessible Market with New Use Cases. As technology and our customers’ needs evolve, we plan to use our platform to help our customers address new challenges, regulatory requirements and use cases.
•Leverage Our Integrations.   The Okta Integration Network is an extensive partner ecosystem, which includes over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers. We plan to continue these partnerships as well as add new integration partners to enrich our user experience and expand our customer base. We view our investment in these partnerships as a force multiplier that enables us to build and promote complementary capabilities that benefit our customers.
•Expand our Developer Ecosystem. We want to empower every application developer to use the Okta Identity Platform to securely build authentication into any application. We believe that our secure and seamless access solutions enable developers to focus their time and attention on building their core application capabilities while relying on the Okta Identity Platform for their identity related requirements. We currently offer a free developer license, and we plan to create additional SDKs and APIs to make our platform more extensible and allow developers to build applications and services that extend its functionality.
•Leverage Our Unique Data Assets with Powerful Analytics. Our position at the intersection of people, devices, applications and infrastructure gives us unique access to powerful data, and the opportunity to provide differentiated insights based on that data, as well as predictive capabilities based on that data to help keep customers more secure. We expect the value of our analytics to our customer base will increase as customers continue to connect more devices, applications and users to their networks and as we add more customers. We also expect that our analytics ability will enable our customers to use our data and third-party data from our partners, to help customers make more informed and secure access decisions. We do not currently derive direct revenue from our unique data assets, but we may explore opportunities for monetization in the future.
•Mergers and Acquisitions and Investments. From time to time, we evaluate opportunities to acquire or invest in emerging and adjacent technologies to complement our organic investments and improve our products, services and customers’ experiences. We will continue to use these types of strategic levers as opportunities arise.
Our Products
The Okta Identity Cloud consists of an independent platform with a suite of products and services to manage and secure identities. We are continuously enhancing these products and services. Most of our products can be used for both customer identity and for workforce identity use cases. Our workforce identity products are consumed through web and mobile interfaces, and provide simple ways for IT organizations to manage identities for their employees, contractors and partners. For customer identity, our APIs are also used by developers to embed Okta identity functionality into their own customer-facing mobile or web applications. We continuously improve the Okta Identity Cloud through the release and development of additional products, features and services.
Products
•Universal Directory.  Universal Directory provides a centralized, cloud-based system of record to store and secure user, application and device profiles for an organization. Users and profiles stored in the directory can be used with our Single Sign-On product to manage passwords and authentication, or can be used by developers to store and authenticate the users of their applications. When used for workforce identity, Universal Directory becomes a customer’s system of record for all of its employees, contractors and partners. When used for customer identity, Universal Directory becomes a customer's secure system of record for management of all of its users.
•Single Sign-On.  When used to manage and secure identities for a customer’s workforce, Single Sign-On enables users to access all of their applications, whether in the cloud or on-premise, from any device, with a single entry of their user credentials. We combine secure access, modern protocols, flexible policies and a consumer-like user experience to permit organizations to easily allow customers or partners to sign in to their applications with their existing identity information. Single Sign-On also enables built-in reporting and analytics that provide real-time search functionalities across users, devices, applications and the associated access and usage activity. When used for customer identity, Single Sign-On enables secure authentication for applications by external customers.
•Adaptive Multi-Factor Authentication.  Adaptive Multi-Factor Authentication is a comprehensive, but simple-to-use, product that provides an additional layer of security for an organization’s cloud, mobile and web applications and data. We offer an intelligent approach to security, built on contextual data. Adaptive Multi-Factor Authentication includes a policy framework that is integrated with a broad set of cloud and on-premises applications and network infrastructures. It offers adaptive, risk-based authentication that leverages data intelligence from across the Okta network of thousands of organizations.
•Lifecycle Management.  Lifecycle Management enables IT organizations or developers to manage a user's identity throughout its entire lifecycle. It automates IT processes and ensures user accounts are created and deactivated at the appropriate times, including the workflow and policies needed to power those processes. With Okta Lifecycle Management, organizations can securely manage the entire identity lifecycle, from on-boarding to off-boarding, and ensure compliance requirements are met as user roles evolve and access levels change.
•API Access Management.  API Access Management enables organizations to secure APIs as systems connect to each other. Access to these APIs is managed based on the user, which enables organizations to centrally maintain one set of permissions for any employee, partner or customer across every point of access. API Access Management reduces development time, boosts security, helps in achieving compliance and enables seamless end-user experiences by providing a unified portable service for authorizing secure and always available access to any API.
•Access Gateway.  Access Gateway enables organizations to extend the Okta Identity Cloud, which is a cloud native platform, from the cloud to their existing on-premises applications, so that they can harness the benefits of Okta to manage all of their critical systems, whether in the cloud, on-premises or hybrid. Extending the benefits of the Okta Identity Cloud to hybrid IT environments delivers a single point of management for our customers’ administrators and a single location from which end users can access their critical applications.
•Advanced Server Access.  Advanced Server Access offers continuous, contextual access management to secure cloud infrastructure. Organizations can continuously manage and secure access to on-premises Windows and Linux servers and across leading Infrastructure-as-a-Service vendors, including Amazon Web Services, Google Cloud Platform and Microsoft Azure. Advanced Server Access enables our customers to centralize access controls in a seamless manner to better mitigate the risk of credential theft, reuse, sprawl and abandoned administrative accounts.
By focusing on identity, the one constant in an ever-changing technology and threat landscape, the Okta Identity Cloud provides our customers with a solution to solve their IT and security challenges, facilitate their adoption of a Zero Trust security model and enable their digital transformation.
Our Technology
We focus on engineering an intuitive, but comprehensive, platform to solve complex problems. Our pure cloud architecture is multi-tenant, encrypted and third-party validated. Our service also allows us to integrate into our customers’ on-premises components and hybrid configurations.
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
Robust Security
Security is a mission-critical issue for Okta and for our customers. Our approach to security spans day-to-day operational practices to the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. We ensure that access to our platform is securely delegated across an organization. Our source code is updated weekly, and there are audited and verifiable security checkpoints to ensure source code fidelity and continuous security review. We have attained multiple SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 and Health Insurance Portability and Accountability Act (HIPAA) certifications and multiple agency Federal Risk and Authorization Management Program (FedRAMP) Moderate Authorities to Operate. We also support FIPS 140-2 validated encryption in our Okta Verify MFA product.

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
The Okta Identity Cloud is monitored not only at the infrastructure level but also at the application and third-party integration level. Synthetic transaction monitoring allows our technical operations team to detect and resolve issues proactively.
Okta Integration Network
The Okta Integration Network contains over 7,000 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including Amazon Web Services, Atlassian, Cisco, F5 Networks, Google Cloud Platform, Microsoft Office 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday and Zoom. At the core of the Okta Integration Network is a patented technology that allows our customers to seamlessly connect to any application or type of device that is already integrated into our network. In addition, customers can extend the Okta Integration Network by creating their own integrations to both cloud and on-premises proprietary applications.
Our Customers
As of January 31, 2021, we had more than 10,000 customers on our platform, including more than 1,950 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use the Okta Identity Cloud to manage millions of their customers' identities.
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
A centerpiece of our marketing strategy is our annual customer conference, Oktane, that features customers sharing their success stories, new product and feature announcements and hands-on product labs. We also host a number of other events, such as Okta Showcase, a key event for product and feature announcements, where we engage with both existing customers and new prospects, as well as deliver product training.
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
As of January 31, 2021, we had twenty issued patents in the United States, which expire between 2030 and 2037 and cover various aspects of our products. In addition, as of such date, we also had five issued patents in Australia which expire between 2033 and 2037, five issued patents in New Zealand which expire between 2034 and 2037, and five issued European patents which have each been validated in Germany, France and Great Britain and expire between 2033 and 2036.
We have registered “Okta” as a trademark in the United States, Australia, Canada, China, the European Union, Japan and the United Kingdom. We also have filed other trademark applications pending in the United States and China. We also have registered in the United States the trademarks "Okta Your Cloud, Covered," "Enterprise Identity, Delivered," "Work Outside the Perimeter," "Oktane," "Never Build Auth Again" and "Zero Trusts Given."
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
Our Competitors
The markets for our products are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new competing technologies. As the markets in which we operate continue to mature and new technologies and competitors enter those markets, we expect competition to intensify. Our competitor categories include:
•Authentication providers;
•Lifecycle Management providers;
•Multi-factor Authentication providers;.
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
Additional information regarding our competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Human Capital Resources
Our core values – love our customers, never stop innovating, act with integrity, be transparent and empower our people – inform and guide our human capital initiatives and objectives. In order to continue to innovate and drive customer success, it is crucial that we continue to attract, develop and retain exceptional talent. To that end, we strive to make Okta a diverse and inclusive workplace, with opportunities for our employees to grow and develop in their careers, supported by fair and competitive compensation, benefits and wellness programs, and by initiatives that foster connections between and among our employees and their communities.

As of January 31, 2021, we had 2,806 employees, of which approximately 83% were in the United States and 17% were in our international locations. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We encourage you to review the “Diversity, Inclusion and Belonging,” “Responsibility,” “Careers” and “Okta for Good” pages of our website at www.okta.com for more detailed information regarding our human capital programs and initiatives. Additional information on our diversity, inclusion and belonging strategy, diversity metrics and programs can be found in our State of Inclusion at Okta Annual Report located on our website at www.okta.com/state-of-inclusion-at-okta. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Diversity, Inclusion and Belonging
We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. Over the past few years, we have prioritized our diversity, inclusion and belonging (DIB) program at Okta. Our DIB initiatives – spearheaded by our DIB department, Inclusion Council and employee resource groups (ERGs), in partnership with various other teams – focus on DIB in our workforce, in our workplace and in the community.
We employ inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process. We also continue to recruit from a broad range of colleges and engage with organizations that support diverse students and jobseekers through our social impact arm, Okta for Good.
Growth and Development
We invest significant resources to develop talent and actively foster a learning culture where employees are empowered to drive their personal and professional growth. We offer extensive onboarding and training programs to prepare our employees at all levels for career progression and individual development.
Compensation, Benefits and Wellness
We provide robust compensation, benefits and wellness programs that help support the varying needs of our employees. In addition to market-competitive base pay, short-term bonus incentives and long-term equity incentives, our total rewards program includes comprehensive employee benefits and a variety of other health and wellness resources. We are committed to fair compensation and opportunity in our workplace.
Dynamic Work
We help our employees succeed by providing flexibility in where and how they work. Over the past few years, we introduced and began transitioning our workforce to a “Dynamic Work” framework, based on the premise that enabling our employees to work from anywhere can increase employee empowerment, satisfaction and productivity, drive efficiency and enable us to hire from a broader, more diverse pool of talent. In response to the COVID-19 pandemic, we accelerated our move to Dynamic Work to protect the health, safety and wellness of our employees.
Community and Social Impact
The mission of our social impact arm, Okta for Good, is to strengthen the connections between people, technology and community, which we believe fosters a more meaningful, fulfilling and enjoyable workplace. Our employees are passionate about many causes and Okta for Good connects them with numerous giving and volunteering opportunities in service of our communities. Okta for Good's core focus areas are:
•Developing technology for good ecosystems;
•Expanding economic opportunity and pathways into the technology sector;
•Supporting non-profits addressing critical needs in our global communities; and
•Empowering our employees to become changemakers.
Through Okta for Good, which is a part of our company and not a separate legal entity, we donate and discount access to our service for non-profit organizations, who use the Okta Identity Cloud to make their teams more efficient, allowing them to focus on making a meaningful impact in the world. Our employee volunteer program enables global team members to donate time to support charitable organizations worldwide.

In addition, prior to our initial public offering (IPO) in April 2017, we reserved 300,000 shares of our common stock to fund and support the operations of Okta for Good, of which 195,000 shares of Class A common stock remain reserved for future issuances.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report on Form 10-K titled “Part II-Item 8-Financial Statements and Supplementary Data.” For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
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
Additional Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at investor.okta.com. The SEC also maintains an internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
•There are risks related to our proposed acquisition of Auth0, including our ability to complete the acquisition in a timely manner, successfully integrate Auth0 and realize potential benefits from the acquisition.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 48% of the voting power of our capital stock as of January 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, resulting in an economic downturn that became a global recession. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, related public health measures, and their impact on the global economy, our customers, employees and vendors. In the absence of mass distribution and acceptance of effective COVID-19 vaccines, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
As a result of the COVID-19 pandemic, we have temporarily closed our offices, required our employees to work from home and implemented significant travel restrictions. We shifted our annual user conference, Oktane20 Live, held in the spring of 2020, to a virtual-only conference and in the near-term we have changed our customer, employee and industry events, including Oktane21 Live, to virtual-only formats. The conditions caused by the COVID-19 pandemic have and may continue to affect the rate of IT spending and have and could adversely affect our current and potential customers’ ability or willingness to purchase our offerings. It has and could continue to delay current and prospective customers’ purchasing decisions, adversely impact our ability to provide professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of our subscription contracts, or affect customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states and countries have imposed or may impose a wide range of restrictions on our employees’, partners’, customers’ and potential customers’ physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees’, partners’, customers’ or potential customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the efficacy, availability and acceptance of COVID-19 vaccines, the severity and transmission rate of the virus, and emerging variants, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors as well as the global economy. Despite our best efforts to manage the impact of such events effectively, our business still may be harmed.
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
From fiscal 2019 to fiscal 2020, our revenue grew from $399.3 million to $586.1 million, an increase of 47%, and from fiscal 2020 to fiscal 2021, our revenue grew from $586.1 million to $835.4 million, an increase of 43%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have incurred significant net losses in each year since our inception, including net losses of $125.5 million, $208.9 million and $266.3 million in fiscal 2019, 2020 and 2021, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,248 employees as of January 31, 2020 to 2,806 employees as of January 31, 2021. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of COVID-19-related economic conditions, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
•changes in remaining performance obligations (RPO) due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we have entered into the proposed acquisition of Auth0. If that transaction closes, our stockholders will incur substantial dilution. For further risks related to the proposed acquisition of Auth0, please see below under “Risks Related to the Acquisition of Auth0.” The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), or effectively manage the combined business following the acquisition.
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
Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Various factors may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy or costly customer implementation and integration projects could result in claims from customers, harm to our reputation and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and results of operations.
A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
A portion of our sales are to partners that resell our services to government agencies, and we have made, and may continue to make, investments to support future sales opportunities in the government sector. Government demand for our products could be impacted by budgetary cycles, and there may be governmental certification requirements for our products. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including termination of the contract, refunding or forfeiting payments, fines, and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, increased attention to pricing practices, termination rights tied to funding availability, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.

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
In each of fiscal 2020 and 2021, our international revenue was 16% of our total revenue. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:
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
•costs and liabilities related to compliance with the EU General Data Protection Regulation 2016/679 and disparate data privacy standards and enforcement;
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
•global economic uncertainty caused by global political events, including the United Kingdom's exit from the European Union, and similar geopolitical developments;
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We may experience disruptions, data loss, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure and functionality changes, human or software errors, capacity constraints or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
Increasingly, companies are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
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
Third parties may attempt to fraudulently induce employees, contractors, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, account lock outs and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.

Any actual or perceived failure by us to comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements could result in proceedings, actions or penalties against us.
Our customers’ storage and use of data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform. We have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data within our online service, but these features do not ensure their compliance and may not be effective against all potential privacy or related regulatory concerns.
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements which, in addition to state or international regulations, may require us to undertake additional actions and expense to ensure compliance.
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (CCPA) took effect on January 1, 2020, which broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition, on November 3, 2020, California voters passed the California Privacy Rights Act (CPRA) into law. The CPRA will take substantial effect on January 1, 2023 with enforcement scheduled for July 1, 2023 and will significantly modify the CCPA and create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent United States federal privacy legislation, which could increase our potential liability and adversely affect our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, restrict our business operations, or increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Such laws and regulations may require companies to implement privacy and security policies, permit users to exercise various data rights, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, compliance frameworks that Okta has contractually committed to comply with, or any actual or suspected privacy or security incident, even if unfounded, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in enforcement actions and prosecutions, private litigation, fines, penalties and censure, claims for damages by customers and other affected individuals, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers, and other individuals with whom we interact. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be unfair, deceptive or misrepresentative of our practices.

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
We are subject to the EU General Data Protection Regulation 2016/679 (GDPR) that took effect on May 25, 2018, and, as a result of the United Kingdom’s exit from the European Union, as of January 1, 2021, the UK General Data Protection Regulation and Data Protection Act 2018 (UK Data Protection Laws). The GDPR and UK Data Protection Laws have enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. The UK Data Protection Laws mirror the fines under the GDPR. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate EU laws and regulations (and member states’ implementations of them) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with any new obligations and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the SCCs (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States.
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
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
In addition, the U.S. Department of Health & Human Services recently proposed additional draft HIPAA guidance which is subject to public comment before being finalized. We will continue to monitor whether the final guidance may obligate us to change our practices. Significant changes to HIPAA, including interpretation and application of HIPAA, could negatively impact our business.
We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations and financial condition.
Our customer agreements contain service level commitments, under which we guarantee specified availability of our platform. Any failure of or disruption to our infrastructure could make our platform unavailable to our customers. If we are unable to meet the stated service level commitments to our customers or suffer extended periods of unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions. Our revenue, other results of operations and financial condition could be harmed if we suffer unscheduled downtime that exceeds the service level commitments under our agreements with our customers, and any extended service outages could adversely affect our business and reputation as customers may elect not to renew and we could lose future sales.

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
Our success is dependent, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
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
Risks Related to the Acquisition of Auth0
The proposed acquisition of Auth0 may cause a disruption in our business.
The proposed acquisition (the Acquisition) of Auth0 could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Acquisition, the preparation for the transition and the integration of Auth0 may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Auth0’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition, and many of these costs are payable regardless of whether or not the Acquisition is consummated. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.
Failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our Class A common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Acquisition will be completed in the second quarter of fiscal 2022, the quarter ending July 31, 2021, but we cannot be certain when or if the conditions for the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until certain customary conditions to closing are satisfied or (if permissible under applicable law) waived. Our obligation to complete the Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.
The satisfaction of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.
If the Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Acquisition may be higher than anticipated.
If the Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial condition, results of operations or cash flows.

We may not realize potential benefits from the Acquisition because of difficulties related to integration, the achievement of synergies, and other challenges.
We and Auth0 have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we are not able to successfully integrate Auth0’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Auth0’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Auth0’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
•combining the companies’ corporate functions;
•combining Auth0’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the timeframe currently anticipated or at all;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure;
•developing products and technology that allow value to be unlocked in the future;
•evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on completion of the Acquisition and integration planning of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We may incur significant, non‑recurring costs in connection with the Acquisition and integrating the operations of Okta and Auth0, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the long term or at all.
Purchase price accounting in connection with our Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we will pay for Auth0 will be allocated to the underlying Auth0 tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date will be preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.

Auth0 may have liabilities that are not known to us.
Auth0 may have liabilities that we failed, or were unable, to discover, or that we underestimated, in the course of performing our due diligence investigations of Auth0’s business and we, as the successor owner of such acquired company, might be responsible for those liabilities. Such potential liabilities could include employment-, retirement- or severance-related obligations under applicable law or other benefits arrangements, legal or regulatory claims, tax liabilities, warranty or similar liabilities to customers, product liabilities, claims related to infringement of third-party intellectual property rights, and claims by or amounts owed to vendors or other third parties. We cannot assure you that the indemnification available to us under the Merger Agreement with respect to the Acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with Auth0’s business or property that we will assume upon consummation of the Acquisition. We may learn additional information about Auth0 that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.
While the Acquisition is pending, we and Auth0 will be subject to business uncertainties that could adversely affect our respective businesses, results of operations and financial conditions.
Our success following the announcement of the Acquisition will depend in part upon the ability of us and Auth0 to maintain our respective business relationships. Uncertainty about the effect of the Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and Auth0. Customers, suppliers and others who deal with us or Auth0 may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Acquisition that could negatively affect the revenues, earnings and cash flows of our company or Auth0. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase.
In addition, we use channel partners to sell our products and conduct business on our behalf abroad. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and under certain circumstances we could be held liable for the corrupt or other illegal activities of such partners and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot ensure that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Noncompliance with the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits and distributed interest deduction carryover, to offset its post-change income may be limited. We have experienced ownership changes in the past and any such ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which included temporary relief from the net operating loss limitations imposed by the Tax Cuts and Jobs Act for tax years beginning after December 31, 2017 and before January 1, 2021, and made certain technical corrections to applying the net operating loss utilization limitations for tax years beginning after January 1, 2021.

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
Accounting principles generally accepted in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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

•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 48% of the voting power of our capital stock as of January 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2021, our directors, executive officers and their affiliates held in the aggregate 48% the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
In addition, we have options outstanding that, if fully exercised, would result in the issuance of shares of our Class A and Class B common stock. We also have restricted stock units (RSUs) outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act of 1933, as amended (Securities Act). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.

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
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
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
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
Since February 2018, we have issued convertible notes due in 2023 (2023 Notes), 2025 (2025 Notes) and 2026 (2026 Notes, and together with the 2023 Notes and 2025 Notes, the Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion features of the 2023 Notes and 2025 Notes were triggered as of January 31, 2021, and the 2023 Notes and 2025 Notes are currently convertible at the option of the holders, in whole or in part, between February 1, 2021 and April 30, 2021. Whether the 2023 Notes or 2025 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of issuance through January 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes and 2025 Notes were classified as current liabilities on the consolidated balance sheet as of January 31, 2021.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (Note Hedges) with certain financial institutions (the 2023 Notes Option Counterparties). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (Warrants). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through January 31, 2021, Note Hedges corresponding to approximately 6.3 million shares have been terminated or settled. As of January 31, 2021, Note Hedges giving us the option to purchase approximately 0.8 million shares (subject to adjustment) remained outstanding. Through January 31, 2021, we have terminated Warrants corresponding to approximately 6.1 million shares. As of January 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.
Accounting standards in the future will result in changes to the current ASC 470-20 accounting model. The FASB issued an accounting standards update that eliminates the liability and equity component separation model for convertible debt instruments with a cash conversion feature. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income or lower net loss and result in a reclassification of certain balance sheet amounts from stockholders' equity to liabilities as it relates to the Notes.
General Risk Factors
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, such as the recent retirement of our former President, Worldwide Field Operations and upcoming retirement of our Chief Financial Officer, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake and wildfire zones which have the potential to disrupt our business. For example, in the fall of 2019 and 2020, PG&E shut off power to certain cities in the San Francisco Bay Area in order to reduce the risk of wildfires and this resulted in many of our employees being unable to work remotely. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID-19), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 266,366 square feet and 19,129 square feet under a lease, as amended, that expires in October 2028 and a sublease that expires in August 2021, respectively. The Company is entitled to two five-year options to extend the lease with an October 2028 expiry date, subject to certain requirements.
We also lease space in various locations in North America, Europe and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
We are not a party to any material legal proceedings on the date of this report. See Note 11 to our consolidated financial statements "Commitments and Contingencies" for information related to legal proceedings.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "OKTA" since April 7, 2017. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.
As of February 28, 2021, we had 37 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
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

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission (SEC) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Okta, Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders from April 7, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2021 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,250
$1,000
$750
$500
$250
$0
Base period
4/7/2017
01/31/18
01/31/19
01/31/20
01/31/21
Okta
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base period 4/7/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021
Okta	$100.00	$125.27	$350.62	$544.66	$1,101.70
S&P 500 Index	100.00	119.88	114.80	136.93	157.68
S&P 500 Information Technology Index	100.00	132.07	129.11	185.80	251.86

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Unregistered Sales of Equity Securities
(a)Unregistered Sales of Equity Securities
In connection with the partial repurchase of the convertible notes due in 2023 (2023 Notes) in June 2020 and the conversion of certain 2023 Notes in August 2020, the Company issued 1,445,927 shares and 214,177 shares of Company Class A common stock on June 12, 2020 and August 31, 2020, respectively. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act). The Company relied on this exemption from registration based in part on representations made by the holders of the 2023 Notes in the exchange agreements pursuant to which the shares of Class A Common Stock were issued.
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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces (APIs), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of January 31, 2021, more than 10,000 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, infrastructure and security vendors through our Okta Integration Network. As of January 31, 2021, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure providers.
We employ a Software-as-a-Service (SaaS) business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access the Okta Identity Cloud and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted over 95% of total revenue for the year ended January 31, 2021. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (RPO) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. Our allowance for doubtful accounts and sales reserves have increased primarily due to an increase in overall uncertainty in our forecasts of future economic conditions and concession requests. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. Since March 2020, we have put in place mandatory work-from-home procedures for our global office locations, and our employees have the necessary tools and technology to remain connected and productive. In addition, we shifted our annual user conference, Oktane20 Live, to a virtual-only experience, resulting in cost savings, and in the near-term, we have changed our customer, employee and industry events, including Oktane21 Live, to virtual-only format. We have further benefited from cost savings, driven by reduced growth in employee compensation costs due to slower hiring, reductions in employee-related expenses as our sales and marketing activities shift primarily to an online-only sales format and a shift to work-from-home procedures.

See Risk Factors for further discussion of the potential impact of COVID-19 and its related public health measures on our business.

Proposed Acquisition of Auth0
On March 3, 2021, we entered into a definitive agreement to acquire Auth0, Inc. (Auth0) pursuant to an Agreement and Plan of Merger (the Merger Agreement). Upon consummation of the transaction contemplated by the Merger Agreement, all outstanding shares of Auth0 capital stock, options, warrants, convertible securities, phantom equity and other outstanding equity interests will be cancelled in exchange for aggregate consideration of $6.5 billion in the form of shares of Class A common stock of the Company and assumed awards of corresponding Company equity interests, subject to customary purchase price adjustments and certain customary cash payouts in lieu of shares of Company Class A common stock, as provided by the Merger Agreement. The purchase price payable in shares of Class A common stock will be valued at $276.2147 per share (which price was calculated based on the daily volume-weighted average sales price per share of Company Class A common stock for the 20 trading days ending on February 26, 2021). The per share price of these shares has been fixed as of the Merger Agreement signing date, and the aggregate value of these shares will fluctuate based on changes in our share price between the signing and closing dates.
The proposed transaction is expected to close during the Company’s second quarter of fiscal 2022, the quarter ending July 31, 2021. The closing of this transaction is subject to certain customary closing conditions and approvals. If consummated, the acquisition of Auth0 may have a significant impact on our liquidity, financial condition and results of operations. The following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Auth0. Any forward-looking statements contained herein do not take into account the impact of the proposed acquisition.
Financial Information and Segments
We operate our business as one reportable segment. Our revenue has grown significantly. For the years ended January 31, 2021, 2020 and 2019, our revenue was $835.4 million, $586.1 million and $399.3 million, respectively, representing a growth rate of 43% and 47%, respectively. For the years ended January 31, 2021, 2020 and 2019, we generated net losses of $266.3 million, $208.9 million and $125.5 million, respectively. Our accumulated deficit as of January 31, 2021 was $967.5 million.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2021	2020	2019
	(dollars in thousands)
Customers with annual contract value (ACV) above $100,000	1,950	1,467	1,038
Dollar-based net retention rate for the trailing 12 months ended	121%	119%	120%
Current remaining performance obligations	$841,797	$592,309	$385,600
Remaining performance obligations	$1,796,949	$1,209,659	$728,900

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Calculated billings	$975,994	$703,558	$488,217
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2021, we had over 10,000 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 1,950, 1,467 and 1,038 as of January 31, 2021, 2020 and 2019, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end (Prior Period ACV). We then calculate the ACV from these same customers as of the current period end (Current Period ACV). Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the Current Period ACV by the Prior Period ACV to arrive at our Dollar-Based Net Retention Rate.
Our strong Dollar-Based Net Retention Rate is primarily attributable to an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent all future, non-cancellable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. RPO fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Calculated Billings
Calculated Billings represent our total revenue plus the change in deferred revenue and less the change in unbilled receivables in the period. Calculated Billings in any particular period reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Calculated Billings increased 39% in the year ended January 31, 2021 over the year ended January 31, 2020. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.

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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities costs (including rent, utilities and depreciation on assets shared by all departments), certain information technology costs, and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Employee compensation costs include salaries, bonuses, benefits and stock-based compensation for each cost of revenue and operating expense category, sales commissions for sales and marketing and any compensation related taxes.
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
We intend to continue to invest additional resources in our platform infrastructure and our platform support organizations. As we continue to invest in technology innovation, we anticipate that capitalized internal-use software costs and related amortization may increase. We expect our investment in technology to expand the capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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

Gross Margin.    Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as a result of the timing and amount of investments to expand our hosting capacity, our continued efforts to build platform support and professional services teams, increased stock-based compensation expenses, as well as the amortization of costs associated with capitalized internal-use software and acquired intangible assets.
Operating Expenses
Research and Development.    Research and development expenses consist primarily of employee compensation costs and allocated overhead. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue as our total revenue grows.
General and Administrative.   General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, and all other supporting corporate expenses, such as information technology, not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our 2023 Notes, convertible notes due in 2025 (2025 Notes) and convertible notes due in 2026 (2026 Notes, together with the 2023 Notes and 2025 Notes, the Notes), interest income from our investment holdings and loss on early extinguishment and conversion of debt.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Revenue
Subscription	$796,613	$552,688	$370,855
Professional services and other	38,811	33,379	28,399
Total revenue	835,424	586,067	399,254
Cost of revenue
Subscription(1)	170,095	116,445	77,354
Professional services and other(1)	47,586	42,937	36,067
Total cost of revenue	217,681	159,382	113,421
Gross profit	617,743	426,685	285,833
Operating expenses
Research and development(1)	222,826	159,269	102,385
Sales and marketing(1)	427,350	340,356	227,960
General and administrative(1)	171,726	112,892	75,110
Total operating expenses	821,902	612,517	405,455
Operating loss	(204,159)	(185,832)	(119,622)
Interest expense	(72,660)	(27,017)	(15,072)
Interest income and other, net	12,891	17,089	9,180
Loss on early extinguishment and conversion of debt	(2,263)	(14,572)	—
Interest and other, net	(62,032)	(24,500)	(5,892)
Loss before provision for (benefit from) income taxes	(266,191)	(210,332)	(125,514)
Provision for (benefit from) income taxes	141	(1,419)	(17)
Net loss	$(266,332)	$(208,913)	$(125,497)
(1)    Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Cost of subscription revenue	$21,895	$12,923	$7,837
Cost of professional services and other revenue	8,083	7,164	4,983
Research and development	63,270	37,683	22,642
Sales and marketing	53,802	38,077	22,916
General and administrative	49,131	30,777	17,942
Total stock-based compensation expense	$196,181	$126,624	$76,320

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended January 31,
	2021	2020	2019
Revenue
Subscription	95%	94%	93%
Professional services and other	5	6	7
Total revenue	100	100	100
Cost of revenue
Subscription	20	20	19
Professional services and other	6	7	9
Total cost of revenue	26	27	28
Gross profit	74	73	72
Operating expenses:
Research and development	27	27	26
Sales and marketing	51	58	57
General and administrative	20	20	19
Total operating expenses	98	105	102
Operating loss	(24)	(32)	(30)
Interest expense	(9)	(5)	(3)
Interest income and other, net	1	3	2
Loss on early extinguishment and conversion of debt	—	(2)	—
Interest and other, net	(8)	(4)	(1)
Loss before provision for (benefit from) income taxes	(32)	(36)	(31)
Provision for (benefit from) income taxes	—	—	—
Net loss	(32)%	(36)%	(31)%

A discussion regarding our financial condition and results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2020 compared to the year ended January 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 6, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.okta.com.
Comparison of the Years Ended January 31, 2021 and 2020
Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$796,613	$552,688	$243,925	44%
Professional services and other	38,811	33,379	5,432	16
Total revenue	$835,424	$586,067	$249,357	43%
Percentage of revenue:
Subscription	95%	94%
Professional services and other	5	6
Total	100%	100%
Subscription revenue increased by $243.9 million, or 44%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $5.4 million, or 16%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with an increase in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$170,095	$116,445	$53,650	46%
Professional services and other	47,586	42,937	4,649	11
Total cost of revenue	$217,681	$159,382	$58,299	37%
Gross profit	$617,743	$426,685	$191,058	45%
Gross margin:
Subscription	79%	79%
Professional services and other	(23)	(29)
Total gross margin	74%	73%
Cost of subscription revenue increased by $53.7 million, or 46%, for the year ended January 31, 2021 compared to the year ended January 31, 2020, primarily due to an increase of $34.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $6.8 million in software license costs and an increase of $6.7 million in third-party hosting costs as we increased capacity to support our growth.
Our gross margin for subscription revenue remained consistent at 79% during the year ended January 31, 2021, compared to the year ended January 31, 2020. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.

Cost of professional services and other revenue increased by $4.6 million, or 11%, for the year ended January 31, 2021, compared to the year ended January 31, 2020, primarily due to an increase of $3.7 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue improved to (23)% during the year ended January 31, 2021 from (29)% during the year ended January 31, 2020 primarily due to increases in professional services and other revenue at a faster rate than increases in associated costs.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$222,826	$159,269	$63,557	40%
Percentage of revenue	27%	27%
Research and development expenses increased $63.6 million, or 40%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $57.6 million in employee compensation costs due to higher headcount.
Sales and Marketing Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$427,350	$340,356	$86,994	26%
Percentage of revenue	51%	58%
Sales and marketing expenses increased $87.0 million, or 26%, for the year ended January 31, 2021, compared to the year ended January 31, 2020. The increase was primarily due to an increase of $71.0 million in employee compensation costs related to headcount growth, an increase of $5.9 million in allocated overhead costs and an increase of $3.4 million in software license costs, partially offset by a decrease of $18.5 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift of our sales and marketing activities to a primarily online-only format. Marketing and event costs increased by $24.5 million primarily due to increases in demand generation programs, advertising, brand awareness efforts aimed at acquiring new customers and a change in the timing of expenses incurred for a future event, partially offset by a decrease of $4.9 million due to a change to a virtual format for our annual customer conference in the first quarter of fiscal 2021 compared to an in-person format in the first quarter of fiscal 2020.
General and Administrative Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$171,726	$112,892	$58,834	52%
Percentage of revenue	20%	20%
General and administrative expenses increased $58.8 million, or 52%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $41.3 million in employee compensation costs related to higher headcount to support our continued growth and an increase in non-cash charitable contributions of $7.5 million, partially offset by a decrease of $3.4 million in acquisition costs.

Interest and Other, Net

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(72,660)	$(27,017)	$(45,643)	169%
Interest income and other, net	12,891	17,089	(4,198)	(25)
Loss on early extinguishment and conversion of debt	(2,263)	(14,572)	12,309	(84)
Interest and other, net	$(62,032)	$(24,500)
Interest expense increased $45.6 million or 169% for the year ended January 31, 2021 compared to the year ended January 31, 2020, primarily related to an increase of $23.1 million and $31.5 million for the 2025 Notes and 2026 Notes, respectively, partially offset by a decrease of $9.0 million for the 2023 Notes, due to the partial repurchase of the 2023 Notes in September 2019 (First Partial Repurchase of 2023 Notes) and the partial repurchase of the 2023 Notes in June 2020 (Second Partial Repurchase of 2023 Notes, and together with the First Partial Repurchase of the 2023 Notes, the 2023 Notes Partial Repurchases).
Interest income and other, net decreased $4.2 million, or (25)% for the year ended January 31, 2021 compared to the year ended January 31, 2020, primarily due to lower interest rates, resulting in lower interest income earned on higher cash and cash equivalents and short-term investment balances.
Loss on early extinguishment and conversion of debt decreased $12.3 million for the year ended January 31, 2021 primarily due to differences in the loss on early extinguishment of debt recognized for the First Partial Repurchase of 2023 Notes in the year ended January 31, 2020 compared to the Second Partial Repurchase of 2023 Notes in the year ended January 31, 2021.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense included in cost of revenue and amortization of acquired intangibles.

	Year Ended January 31,
	2021	2020	2019
	(dollars in thousands)
Gross profit	$617,743	$426,685	$285,833
Add:
Stock-based compensation expense included in cost of revenue	29,978	20,087	12,820
Amortization of acquired intangibles	6,373	5,488	832
Non-GAAP gross profit	$654,094	$452,260	$299,485
Gross margin	74%	73%	72%
Non-GAAP gross margin	78%	77%	75%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Year Ended January 31,
	2021	2020	2019
	(dollars in thousands)
Operating loss	$(204,159)	$(185,832)	$(119,622)
Add:
Stock-based compensation expense	196,181	126,624	76,320
Non-cash charitable contributions	9,292	1,746	1,008
Amortization of acquired intangibles	6,373	5,488	832
Acquisition-related expenses(1)	—	3,449	—
Non-GAAP operating income (loss)	$7,687	$(48,525)	$(41,462)
Operating margin	(24)%	(32)%	(30)%
Non-GAAP operating margin	1%	(8)%	(10)%
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

	Year Ended January 31,
	2021	2020(1)	2019(1)
	(dollars in thousands)
Net loss	$(266,332)	$(208,913)	$(125,497)
Add:
Stock-based compensation expense	196,181	126,624	76,320
Non-cash charitable contributions	9,292	1,746	1,008
Amortization of acquired intangibles	6,373	5,488	832
Acquisition-related expenses(2)	—	3,449	—
Amortization of debt discount and debt issuance costs(3)	68,424	25,892	14,387
Loss on early extinguishment and conversion of debt(4)	2,263	14,572	—
Non-GAAP net income (loss)	$16,201	$(31,142)	$(32,950)
Net margin	(32)%	(36)%	(31)%
Non-GAAP net margin	2%	(5)%	(8)%
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3) and (4) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective July 31, 2020. Debt issuance costs included are $3.2 million, $1.8 million and $1.2 million for the years ended January 31, 2021, 2020 and 2019, respectively.
(4) Loss on early extinguishment and conversion of debt is calculated inclusive of write-offs of debt issuance costs, effective July 31, 2020. The amounts of these write-offs are $1.1 million, $3.8 million and nil for the years ended January 31, 2021, 2020 and 2019, respectively.
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

	Year Ended January 31,
	2021	2020(1)	2019(1)
	(dollars in thousands)
Net loss	$(266,332)	$(208,913)	$(125,497)
Add:
Stock-based compensation expense	196,181	126,624	76,320
Non-cash charitable contributions	9,292	1,746	1,008
Amortization of acquired intangibles	6,373	5,488	832
Acquisition-related expenses(2)	—	3,449	—
Amortization of debt discount and debt issuance costs(3)	68,424	25,892	14,387
Loss on early extinguishment and conversion of debt(4)	2,263	14,572	—
Non-GAAP net income (loss)	$16,201	$(31,142)	$(32,950)

Weighted-average shares used to compute net loss per share, basic and diluted	127,212	117,221	107,504
Non-GAAP weighted-average effect of potentially dilutive securities	15,171	—	—
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	142,383	117,221	107,504

Net loss per share, basic and diluted	$(2.09)	$(1.78)	$(1.17)
Non-GAAP net income (loss) per share, basic(5)	$0.13	$(0.27)	$(0.31)
Non-GAAP net income (loss) per share, diluted(5)	$0.11	$(0.27)	$(0.31)
(1) Prior periods have been adjusted to conform to the current presentation. See footnotes (3), (4) and (5) for additional details.
(2) We define acquisition-related expenses as costs associated with acquisitions, including transaction costs and other non-recurring incremental costs incurred.
(3) Amortization of debt issuance costs is an adjustment to non-GAAP net income (loss), effective July 31, 2020. Debt issuance costs included are $3.2 million, $1.8 million and $1.2 million for the years ended January 31, 2021, 2020 and 2019, respectively.
(4) Loss on early extinguishment and conversion of debt is calculated inclusive of write-offs of debt issuance costs, effective July 31, 2020. The amounts of these write-offs are $1.1 million, $3.8 million and nil for the years ended January 31, 2021, 2020 and 2019, respectively.
(5) The total impact of the adjustments noted in footnotes (3) and (4) on non-GAAP net income (loss) per share, basic and diluted is $0.04 and $0.01 for the years ended January 31, 2020 and 2019, respectively.
Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$127,962	$55,603	$15,172
Less:
Purchases of property and equipment	(13,083)	(15,442)	(19,811)
Capitalization of internal-use software costs	(4,159)	(3,888)	(2,851)
Proceeds from sales of property and equipment	—	—	740
Free cash flow	$110,720	$36,273	$(6,750)
Net cash used in investing activities	$(1,305,146)	$(688,041)	$(197,320)
Net cash provided by financing activities	$1,091,598	$853,385	$357,762
Free cash flow margin	13%	6%	(2)%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Total revenue	$835,424	$586,067	$399,254
Add:
Deferred revenue (end of period)	513,598	371,450	254,390
Unbilled receivables (beginning of period)	1,026	1,457	809
Less:
Unbilled receivables (end of period)	(2,604)	(1,026)	(1,457)
Deferred revenue (beginning of period)	(371,450)	(254,390)	(164,779)
Calculated billings	$975,994	$703,558	$488,217
Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,556.2 million, which were held for working capital purposes. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the issuance of the 2023 Notes, we entered into convertible note hedges (Note Hedges) with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock (Warrants) in connection with the issuance of the 2023 Notes.
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate proceeds of $1,060.0 million, before deducting issuance costs of approximately $19.3 million. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we entered into capped call transactions (2025 Capped Calls) with respect to our Class A common stock. We used an aggregate amount of $74.1 million of the net proceeds from the sale of the 2025 Notes to purchase the 2025 Capped Calls.
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
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate proceeds of $1,150.0 million, before deducting issuance costs of approximately $15.2 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we entered into capped call transactions (2026 Capped Calls) with respect to our Class A common stock. We used an aggregate amount of $134.0 million of the net proceeds from the sale of the 2026 Notes to purchase the 2026 Capped Calls.

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
Through the year ended January 31, 2021, we converted approximately $10.4 million principal amount of 2023 Notes (not in connection with the Second Partial Repurchase of 2023 Notes) and exercised corresponding Note Hedges. In connection with these transactions, we issued approximately 0.2 million shares of Class A common stock and made immaterial cash payments and received approximately 0.2 million shares of Class A common stock and an immaterial cash payment.
During the fourth quarter of fiscal 2021, we received additional conversion requests and settled approximately $4.3 million aggregate principal amount of the 2023 Notes, primarily in shares of Class A common stock, in the first quarter of fiscal 2022. In addition, subsequent to January 31, 2021, the Company has received conversion requests for approximately $3.2 million aggregate principal amount of the 2023 Notes.
While the potential impacts of the COVID-19 pandemic may create near-term headwinds for cash flow caused by factors such as delays in customer payments and delays in deals closing, we believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2021, we had deferred revenue of $513.6 million, of which $502.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On March 3, 2021, we and Auth0 entered into the Merger Agreement, pursuant to which we agreed to acquire Auth0, subject to the terms and conditions set forth therein. If consummated, the acquisition of Auth0 may have a significant impact on our liquidity, financial condition and results of operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$127,962	$55,603	$15,172
Net cash used in investing activities	(1,305,146)	(688,041)	(197,320)
Net cash provided by financing activities	1,091,598	853,385	357,762
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	2,263	(209)	(632)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(83,323)	$220,738	$174,982

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023, 2025 and 2026 Notes in February 2018, September 2019 and June 2020, respectively, and from our initial public offering (IPO) in April 2017.
During the year ended January 31, 2021, cash provided by operating activities was $128.0 million primarily due to our net loss of $266.3 million, adjusted for non-cash charges of $357.0 million and net cash inflows of $37.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, non-cash charitable contributions, loss on early extinguishment and conversion of debt and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $142.1 million increase in deferred revenue, a $53.8 million increase in accounts payable, accrued compensation and accrued other expenses and a $19.1 million decrease in operating lease right-of-use assets, partially offset by a $81.0 million increase in deferred commissions, a $66.4 million increase in accounts receivable, a $17.2 million decrease in operating lease liabilities and a $13.2 million increase in prepaid expenses and other assets.
During the year ended January 31, 2020, cash provided by operating activities was $55.6 million primarily due to our net loss of $208.9 million, adjusted for non-cash charges of $213.0 million and net cash inflows of $51.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, amortization of debt discount and issuance costs, depreciation and amortization of property and equipment and intangible assets, deferred income taxes, non-cash charitable contributions and loss on early extinguishment of debt. The primary drivers of the changes in operating assets and liabilities related to a $116.4 million increase in deferred revenue, a $34.7 million increase in accounts payable, accrued compensation, and accrued other expenses and a $13.0 million decrease in operating lease right-of-use assets, partially offset by a $61.2 million increase in deferred commissions, a $37.5 million increase in accounts receivable, a $9.7 million decrease in operating lease liabilities and a $4.1 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the year ended January 31, 2021 of $1,305.1 million was primarily attributable to the purchases of investments of $2,029.0 million, purchases of property and equipment of $13.1 million to support additional office space and headcount and the capitalization of internal-use software costs of $4.2 million associated with the development of additional features and functionality for our platform. These activities were offset by proceeds from the sales and maturities of investments of $741.3 million.
Net cash used in investing activities during the year ended January 31, 2020 of $688.0 million was primarily attributable to the purchases of investments of $999.4 million, payment of $44.3 million, net of cash acquired, in connection with an acquisition, purchases of property and equipment of $15.4 million to support additional office space and headcount, payment of $8.6 million in connection with the purchase of developed technology intangible assets and the capitalization of internal-use software costs of $3.9 million associated with the development of additional features and functionality for our platform. These activities were offset by proceeds from the sales and maturities of investments of $383.5 million.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2021 of $1,091.6 million was primarily attributable to the issuance of the 2026 Notes for proceeds of $1,134.8 million, net of issuance costs and proceeds from the termination of Note Hedges of $195.0 million, offset by payments for termination of Warrants of $175.4 million and the purchase of the 2026 Capped Calls of $134.0 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options of $45.6 million and proceeds from our employee stock purchase plan (ESPP) of $25.9 million.
Cash provided by financing activities during the year ended January 31, 2020 of $853.4 million was primarily attributable to the issuance of the 2025 Notes for proceeds of $1,040.7 million, net of issuance costs, and proceeds from the termination of Note Hedges of $405.9 million, offset by payments for termination of Warrants of $358.6 million, payments for the First Partial Repurchase of 2023 Notes of $224.4 million, and the purchase of the 2025 Capped Calls of $74.1 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options of $45.4 million and proceeds from our ESPP of $18.8 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible senior notes, operating leases for office space, data center hosting facilities, and other sales and marketing obligations. Our obligations under our convertible senior notes are described in the "Liquidity and Capital Resources" section of Item 7 of this Annual Report on Form 10-K and in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of January 31, 2021 can be found in Notes 10 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Revenue Recognition
We derive revenue from subscription fees (which include support fees) and professional services fees. We sell subscriptions to our platform through arrangements that are generally one to five years in length. Our arrangements are generally non-cancellable and non-refundable. Furthermore, if a customer reduces the contracted usage or service level, the customer has no right of refund. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. This revenue recognition policy is consistent for sales generated directly with customers and sales generated indirectly through channel partners.

We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that our service is made available to the customer.
Professional Services Revenue
Our professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer specific requests. Revenue for our professional services is recognized as services are performed in proportion with their pattern of transfer.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (SSP) basis. We determine SSP based on observable prices, if available, for those related services when sold separately. When such observable prices are not available, we determine SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
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
Deferred commissions on our consolidated balance sheets totaled $154.5 million and $111.5 million at January 31, 2021 and 2020, respectively.
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

Goodwill on our consolidated balance sheets totaled $48.0 million at January 31, 2021 and 2020. Goodwill is tested for impairment annually on November 1 or more frequently if certain indicators are present. Based on the annual assessment, no indicator of impairment was noted and as such no impairment charge was recorded during the years ended January 31, 2021, 2020 and 2019.
Convertible Senior Notes
We account for the issuance of convertible senior notes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, as our Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, we are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component is computed by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility, the risk-free rate, and observable trading activity for the Company's existing Notes. For the market-based approach, we observe the price of derivative instruments purchased in conjunction with our convertible senior note issuances or we evaluate issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. This difference represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC Subtopic 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. When the exchange is deemed to have substantially different terms due to a significant difference between the value of the conversion option immediately prior to and after the exchange, the transaction is accounted for as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the satisfaction of an existing debt obligation is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches used to determine the effective interest rate of the new debt obligation, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the amortized carrying value of the extinguished debt, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs, is recorded as a gain or loss on extinguishment.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" and " — Recently Issued Accounting Pronouncements Not Yet Adopted” for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the years ended January 31, 2021, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,556.2 million as of January 31, 2021, of which $2,432.8 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.
As of January 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through the year ended January 31, 2021, we received and completed requests to convert $10.4 million principal amount of the 2023 Notes (not in connection with the Second Partial Repurchase of 2023 Notes) and exercised a corresponding amount of Note Hedges. During the fourth quarter of fiscal 2021, we received additional conversion requests for $4.3 million principal amount of the 2023 Notes that were settled in the first quarter of fiscal 2022. In addition, subsequent to January 31, 2021, we received conversion requests for approximately $3.2 million principal amount of the 2023 Notes.
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060.0 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150.0 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes.
The 2023 Notes, 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.25%, 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the

Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 5 to our consolidated financial statements for more information.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2021 expressed an unqualified opinion thereon.
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

Revenue recognition - Identifying and evaluating terms and conditions in contracts

Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company derives revenue from subscription fees and professional services fees. The Company’s arrangements are generally non-cancellable and non-refundable. In addition, the arrangements do not provide customers with the right to take possession of the software and, as a result, are accounted for as service arrangements. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. Revenue for the Company’s professional services is recognized as services are performed in proportion to their pattern of transfer.
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

Convertible Notes

Description of the Matter
As explained in Note 9 to the consolidated financial statements, in June 2020 the Company issued $1.15 billion of convertible senior notes due June 15, 2026 (2026 Notes), which permit the Company to settle in cash or stock at its option. Concurrent with the offering of the 2026 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2026 Notes. Simultaneous with the issuance of the 2026 Notes, the Company repurchased a portion of the convertible notes issued in February 2018, due February 15, 2023 (2023 Notes) (Second Partial Repurchase of 2023 Notes), and accounted for this transaction as a debt extinguishment. These transactions are collectively referred to as the Convertible Notes Transactions.
Auditing the Company’s accounting for the Convertible Notes Transactions was complex due to the significant judgment required in determining the liability component of the related convertible notes as well as the balance sheet classification of the elements of the 2026 Notes. The Company accounted for the Convertible Notes Transactions as separate liability and equity components, determined the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigned the residual value to the equity component.
The Company estimated the fair value of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company used both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility, risk-free rate, and observable trading activity for the Company’s existing Notes. For the market approach, the Company performed an evaluation of issuances of convertible debt securities by other comparable companies.
Additionally, a detailed analysis of the terms of the 2026 Notes was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

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
Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction, identification of any derivatives included in the arrangements, and determination that the Second Partial Repurchase of 2023 Notes was a debt extinguishment.
Our testing of the fair value of the liability components of the 2026 Notes and the Second Partial Repurchase of 2023 Notes, included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the risk adjusted yield as well as its analysis of comparable issuances of debt securities by other companies. In addition, we involved a valuation specialist to assist in our evaluation of the significant assumptions and methodology used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
March 4, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 4, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
March 4, 2021

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$434,607	$520,048
Short-term investments	2,121,584	882,976
Accounts receivable, net of allowances of $3,451 and $1,166	194,818	130,115
Deferred commissions	45,949	33,636
Prepaid expenses and other current assets	81,609	32,950
Total current assets	2,878,567	1,599,725
Property and equipment, net	62,783	53,535
Operating lease right-of-use assets	149,604	125,204
Deferred commissions, noncurrent	108,555	77,874
Intangible assets, net	27,009	32,529
Goodwill	48,023	48,023
Other assets	24,256	18,505
Total assets	$3,298,797	$1,955,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,557	$3,837
Accrued expenses and other current liabilities	53,729	36,887
Accrued compensation	71,906	40,300
Convertible senior notes, net	908,684	100,703
Deferred revenue	502,738	365,236
Total current liabilities	1,545,614	546,963
Convertible senior notes, net, noncurrent	857,387	837,002
Operating lease liabilities, noncurrent	179,518	154,511
Deferred revenue, noncurrent	10,860	6,214
Other liabilities, noncurrent	11,375	5,361
Total liabilities	2,604,754	1,550,051
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2021 and 2020	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 122,824 and 113,990 shares issued and outstanding as of January 31, 2021 and 2020, respectively	12	11
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 8,159 and 8,648 shares issued and outstanding as of January 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	1,656,096	1,105,564
Accumulated other comprehensive income	5,390	892
Accumulated deficit	(967,456)	(701,124)
Total stockholders’ equity	694,043	405,344
Total liabilities and stockholders’ equity	$3,298,797	$1,955,395

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue
Subscription	$796,613	$552,688	$370,855
Professional services and other	38,811	33,379	28,399
Total revenue	835,424	586,067	399,254
Cost of revenue
Subscription	170,095	116,445	77,354
Professional services and other	47,586	42,937	36,067
Total cost of revenue	217,681	159,382	113,421
Gross profit	617,743	426,685	285,833
Operating expenses
Research and development	222,826	159,269	102,385
Sales and marketing	427,350	340,356	227,960
General and administrative	171,726	112,892	75,110
Total operating expenses	821,902	612,517	405,455
Operating loss	(204,159)	(185,832)	(119,622)
Interest expense	(72,660)	(27,017)	(15,072)
Interest income and other, net	12,891	17,089	9,180
Loss on early extinguishment and conversion of debt	(2,263)	(14,572)	—
Interest and other, net	(62,032)	(24,500)	(5,892)
Loss before provision for (benefit from) income taxes	(266,191)	(210,332)	(125,514)
Provision for (benefit from) income taxes	141	(1,419)	(17)
Net loss	$(266,332)	$(208,913)	$(125,497)

Net loss per share, basic and diluted	$(2.09)	$(1.78)	$(1.17)

Weighted-average shares used to compute net loss per share, basic and diluted	127,212	117,221	107,504

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(266,332)	$(208,913)	$(125,497)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	779	1,220	179
Foreign currency translation adjustments	3,719	(9)	(889)
Other comprehensive income (loss)	4,498	1,211	(710)
Comprehensive loss	$(261,834)	$(207,702)	$(126,207)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2018	70,609,898	$7	33,361,106	$3	$565,653	$391	$(366,714)	$199,340
Issuance of common stock upon exercise of stock options and other activity, net	6,465,957	1	104,084	—	37,610	—	—	37,611
Issuance of common stock under employee stock purchase plan	615,210	—	—	—	13,727	—	—	13,727
Issuance of common stock for settlement of RSUs	976,248	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	20,000	—	—	—	1,008	—	—	1,008
Conversion of Class B common stock to Class A common stock	22,406,009	2	(22,406,009)	(2)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	77,631	—	—	77,631
Issuance of warrants related to convertible senior notes	—	—	—	—	52,440	—	—	52,440
Purchases of hedges related to convertible senior notes	—	—	—	—	(80,040)	—	—	(80,040)
Stock-based compensation	—	—	—	—	76,867	—	—	76,867
Other comprehensive loss	—	—	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	—	—	(125,497)	(125,497)
Balances as of January 31, 2019	101,093,322	10	11,059,181	1	744,896	(319)	(492,211)	252,377
Issuance of common stock upon exercise of stock options and other activity, net	5,323,410	1	100,007	—	45,731	—	—	45,732
Issuance of common stock under employee stock purchase plan	322,795	—	—	—	18,767	—	—	18,767
Issuance of common stock for settlement of RSUs	1,716,222	—	—	—	—	—	—	—
Issuance of common stock for bonus settlement	34,600	—	—	—	2,809	—	—	2,809
Issuance of common stock pursuant to charitable donation	15,000	—	—	—	1,746	—	—	1,746
Conversion of Class B common stock to Class A common stock	2,511,409	—	(2,511,409)	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	217,347	—	—	217,347
Equity component of early extinguishment of convertible senior notes	2,973,311	—	—	—	(26,713)	—	—	(26,713)
Proceeds from hedges related to convertible senior notes	—	—	—	—	405,851			405,851
Payments for warrants related to convertible senior notes	—	—	—	—	(358,622)	—	—	(358,622)
Purchases of capped calls related to convertible senior notes					(74,094)			(74,094)
Stock-based compensation	—	—	—	—	127,846	—	—	127,846
Other comprehensive income	—	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	—	(208,913)	(208,913)
Balances as of January 31, 2020	113,990,069	$11	8,647,779	$1	$1,105,564	$892	$(701,124)	$405,344

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options and other activity, net	4,113,825	1	254,858	—	45,619	—	—	45,620
Issuance of common stock under employee stock purchase plan, net of cancellations	247,131	—	—	—	25,911	—	—	25,911
Issuance of common stock for settlement of RSUs	2,109,393	—	—	—	—	—	—	—
Issuance of common stock for bonus settlement	85,701	—	—	—	9,818	—	—	9,818
Issuance of common stock pursuant to charitable donation	42,500	—	—	—	9,292	—	—	9,292
Conversion of Class B common stock to Class A common stock	743,190	—	(743,190)	—	—	—	—	—
Exercise of hedges related to convertible senior notes	(167,946)	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	306,220	—	—	306,220
Equity component of early extinguishment and conversion of convertible senior notes	1,660,104	—	—	—	70,493	—	—	70,493
Proceeds from hedges related to convertible senior notes	—	—	—	—	195,046	—	—	195,046
Payments for warrants related to convertible senior notes	—	—	—	—	(175,399)	—	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(133,975)	—	—	(133,975)
Stock-based compensation	—	—	—	—	197,507	—	—	197,507
Other comprehensive income	—	—	—	—	—	4,498	—	4,498
Net loss	—	—	—	—	—	—	(266,332)	(266,332)
Balances as of January 31, 2021	122,823,967	$12	8,159,447	$1	$1,656,096	$5,390	$(967,456)	$694,043

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(266,332)	$(208,913)	$(125,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	196,181	126,624	76,320
Depreciation, amortization and accretion	36,865	17,815	8,001
Amortization of debt discount and issuance costs	68,424	25,892	14,279
Amortization of deferred commissions	39,661	28,588	20,852
Deferred income taxes	(1,182)	(2,253)	(765)
Non-cash charitable contributions	9,292	1,746	1,008
Loss on early extinguishment and conversion of debt	2,263	14,572	—
Other, net	5,537	(11)	640
Changes in operating assets and liabilities:
Accounts receivable	(66,373)	(37,515)	(39,682)
Deferred commissions	(81,016)	(61,224)	(41,342)
Prepaid expenses and other assets	(13,174)	(4,080)	(10,334)
Operating lease right-of-use assets	19,053	12,951	17,239
Accounts payable	4,081	1,689	(1,437)
Accrued compensation	44,157	23,034	7,429
Accrued expenses and other liabilities	5,527	9,972	5,800
Operating lease liabilities	(17,150)	(9,716)	(6,642)
Deferred revenue	142,148	116,432	89,303
Net cash provided by operating activities	127,962	55,603	15,172
Cash flows from investing activities:
Capitalization of internal-use software costs	(4,159)	(3,888)	(2,851)
Purchases of property and equipment	(13,083)	(15,442)	(19,811)
Proceeds from sales of property and equipment	—	—	740
Purchases of securities available for sale and other	(2,029,030)	(999,387)	(631,488)
Proceeds from maturities and redemption of securities available for sale	535,123	356,277	298,650
Proceeds from sales of securities available for sale and other	206,129	27,271	173,072
Purchase of intangible assets	(126)	(8,589)	—
Payments for business acquisition, net of cash acquired	—	(44,283)	(15,632)
Net cash used in investing activities	(1,305,146)	(688,041)	(197,320)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,134,841	1,040,660	334,980
Payments for repurchases of convertible senior notes	(446)	(224,414)	—
Purchases of hedges related to convertible senior notes	—	—	(80,040)
Proceeds from hedges related to convertible senior notes	195,046	405,851	—
Proceeds from issuance of warrants related to convertible senior notes	—	—	52,440
Payments for warrants related to convertible senior notes	(175,399)	(358,622)	—
Purchases of capped calls related to convertible senior notes	(133,975)	(74,094)	—
Proceeds from stock option exercises, net of repurchases	45,620	45,363	36,861
Proceeds from shares issued in connection with employee stock purchase plan	25,911	18,767	13,727
Other, net	—	(126)	(206)
Net cash provided by financing activities	1,091,598	853,385	357,762
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	2,263	(209)	(632)
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,323)	220,738	174,982
Cash, cash equivalents and restricted cash at beginning of year	531,953	311,215	136,233
Cash, cash equivalents and restricted cash at end of year	$448,630	$531,953	$311,215

	Year Ended January 31,
	2021	2020	2019
Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$3,759	$862	$403
Income taxes	978	1,123	514
Non-cash investing and financing activities:
Issuance of common stock for repurchases and conversions of convertible senior notes	307,910	380,406	—
Benefit from exercise of hedges related to convertible senior notes	37,076	—	—
Common stock issued as charitable contribution	9,292	1,746	1,008
Operating lease right-of-use assets exchanged for lease liabilities	45,611	16,832	127,575
Property and equipment acquired through tenant improvement allowance	4,811	304	22,236
Property and equipment and other accrued but not yet paid	974	855	7,225
Issuance of common stock for bonus settlement	9,818	2,809	—
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$434,607	$520,048	$298,394
Restricted cash, current included in prepaid expenses and other current assets	4,553	467	1,384
Restricted cash, noncurrent included in other assets	9,470	11,438	11,437
Total cash, cash equivalents and restricted cash	$448,630	$531,953	$311,215
See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the Company) is the leading independent identity management platform for the enterprise. The Okta Identity Cloud enables the Company's customers to securely connect the right people to the right technologies and services at the right time. The Company was incorporated in January 2009 as Saasure, Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the SSP for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of its convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets and the valuation of acquired intangible assets.
In March 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus, COVID-19, a pandemic, which continues to spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the year ended January 31, 2021. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and were not material for the years ended January 31, 2021, 2020 or 2019. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
2. Summary of Significant Accounting Policies
Segment Information
The Company operates in a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue Recognition
The Company derives revenue from subscription fees (which include support fees) and professional services fees. The Company sells subscriptions to its platform through arrangements that are generally one to five years in length. The Company’s arrangements are generally non-cancellable and non-refundable. Furthermore, if a customer reduces the contracted usage or service level, the customer has no right of refund. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. This revenue recognition policy is consistent for sales generated directly with customers and sales generated indirectly through channel partners.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
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
Deferred Commissions
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the terms of its customer contracts, its technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally the related contract renewal term. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Sales commissions capitalized as contract costs totaled $81.0 million and $61.3 million in the years ended January 31, 2021 and 2020, respectively. Amortization of contract costs was $39.7 million, $28.6 million and $20.9 million for the years ended January 31, 2021, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2021 and 2020.
As of January 31, 2021 and 2020, the Company's long-term restricted cash balance was $9.5 million and $11.4 million, respectively, primarily related to letters of credit for its facility lease agreements.
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
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. These allowances are based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. We assess collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with collectibility issues. Amounts deemed uncollectible are recorded as an allowance in the consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to general and administrative expense in the consolidated statements of operations.

As of January 31, 2021, allowances include collectibility concerns stemming from business and market disruption caused by COVID-19 and may fluctuate materially in future periods as the duration and severity of the impact of the COVID-19 pandemic remains uncertain.
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

Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2028. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of either the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the Company's consolidated balance sheet. The estimation of the incremental borrowing rate is based on an estimate of the Company's unsecured borrowing rate for its Notes, adjusted for tenor and collateralized security features. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Convertible Senior Notes
The Company accounts for the issuance of convertible senior notes in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, as the Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component is computed by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, the Company uses a convertible bond pricing model that includes several assumptions such as volatility, the risk-free rate, and observable trading activity for the Company's existing Notes. For the market-based approach, the Company observes the price of derivative instruments purchased in conjunction with our convertible senior note issuances or the Company evaluates issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. This difference represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC Subtopic 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. When the exchange is deemed to have substantially different terms due to a significant difference between the value of the conversion option immediately prior to and after the exchange, the transaction is accounted for as a debt extinguishment. Pursuant to ASC Subtopic 470-20, total consideration for the satisfaction of an existing debt obligation is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches used to determine the effective interest rate of the new debt obligation, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the amortized carrying value of the extinguished debt, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs, is recorded as a gain or loss on extinguishment.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $33.1 million, $17.0 million, and $10.0 million for the years ended January 31, 2021, 2020 and 2019.

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
As of January 31, 2021 and 2020 and for each of the three years ended January 31, 2021, no single customer represented greater than 10% of accounts receivable or greater than 10% of revenue, respectively.
In order to reduce the risk of downtime of the Company’s subscription services, the Company uses data center facilities operated by a third-party located in Virginia, Oregon, Ohio, Germany, Ireland, Singapore and Sydney. The Company has internal procedures to restore services in the event of disaster at any of its current data center facilities. Even with these procedures for disaster recovery in place, the Company’s subscription services could be significantly interrupted during the time period following a disaster at one of its sites and the subsequent restoration of services at another site.

Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$701,635	$494,529	$337,367
International	133,789	91,538	61,887
Total	$835,424	$586,067	$399,254
Other than the United States, no individual country exceeded 10% of total revenue for the years ended January 31, 2021, 2020 and 2019.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2021 and 2020, substantially all of the Company’s property and equipment was located in the United States.
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested restricted stock units (RSUs) purchase rights issued under the 2017 Employee Stock Purchase Plan shares subject to repurchase from early exercised options, unvested common stock and restricted stock issued in connection with certain business combinations, convertible senior notes and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Since the Company's IPO, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 15.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted the requirements of ASU 2016-13 as of February 1, 2020 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
3. Business Combinations
During the year ended year ended January 31, 2020, the Company completed a business combination for a purchase price of $44.2 million, net of $1.1 million in cash acquired. The Company recorded $15.7 million for developed technology intangible assets with an estimated useful life of five years and recorded $29.9 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of the acquired technology. The Company incurred $3.0 million of acquisition-related costs, which were recorded as general and administrative expense in the quarter ended April 30, 2019.
The Company also entered into deferred compensation arrangements in connection with prior acquisitions totaling $10.8 million, of which $3.0 million was recognized as compensation during the year ended January 31, 2021. The remaining deferred compensation balance is immaterial.
These acquisitions did not have a material impact on the Company’s consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

4. Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2021 and 2020 were as follows (in thousands):

	As of January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	1,888,882	1,571	(22)	1,890,431
Corporate debt securities	230,726	429	(2)	231,153
Total short-term investments	2,119,608	2,000	(24)	2,121,584
Total	$2,430,865	$2,000	$(24)	$2,432,841

	As of January 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	19,996	—	—	19,996
Total cash equivalents	436,580	—	—	436,580
Short-term investments:
U.S. treasury securities	575,920	686	(8)	576,598
Corporate debt securities	305,859	519	—	306,378
Total short-term investments	881,779	1,205	(8)	882,976
Total	$1,318,359	$1,205	$(8)	$1,319,556
All short-term investments were designated as available-for-sale securities as of January 31, 2021 and 2020.
The following table presents the contractual maturities of the Company's short-term investments as of January 31, 2021 and 2020 (in thousands):

	As of January 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$1,509,241	$1,510,810
Due between one to five years	610,367	610,774
Total	$2,119,608	$2,121,584
 As of January 31, 2021 and 2020, the Company included $31.0 million and nil, respectively, of unsettled maturities of short-term investments in Prepaid expenses and other current assets.
The Company included $10.5 million and $5.7 million of interest receivable in Prepaid expenses and other current assets as of January 31, 2021 and 2020, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2021 and 2020 because such potential losses were not material.
The Company had 10 and 7 short-term investments in unrealized loss positions as of January 31, 2021 and 2020, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended January 31, 2021, 2020 and 2019.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of January 31, 2021 and 2020.

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

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	—	1,890,431	—	1,890,431
Corporate debt securities	—	231,153	—	231,153
Total short-term investments	—	2,121,584	—	2,121,584
Total cash equivalents and short-term investments	$311,257	$2,121,584	$—	$2,432,841

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$416,584	$—	$—	$416,584
U.S. treasury securities	—	19,996	—	19,996
Total cash equivalents	416,584	19,996	—	436,580
Short-term investments:
U.S. treasury securities	—	576,598	—	$576,598
Corporate debt securities	—	306,378	—	306,378
Total short-term investments	—	882,976	—	882,976
Total cash equivalents and short-term investments	$416,584	$902,972	$—	$1,319,556
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	As of January 31, 2021
	Net Carrying Amount(1)	Estimated Fair Value
2023 convertible senior notes	$36,092	$216,926
2025 convertible senior notes	$885,465	$1,605,508
2026 convertible senior notes	$867,643	$1,493,850
(1)    Before unamortized debt issuance costs.
The principal amounts of the 2023 Notes, the 2025 Notes and the 2026 Notes are $40.2 million, $1,060.0 million and $1,150.0 million, respectively. The difference between the principal amounts of the 2023 Notes, the 2025 Notes and the 2026 Notes and the respective net carrying amounts before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of January 31, 2021, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of our common stock of $259.01 on January 31, 2021, the if-converted value of the 2023 Notes, 2025 Notes and 2026 Notes exceeded the principal amount of $40.2 million, $1,060.0 million and $1,150.0 million, respectively.

6. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2021 and 2020, goodwill was $48.0 million. During the year ended January 31, 2020, the Company recorded $29.9 million of goodwill in connection with a business combination that was completed in March 2019. No goodwill impairments were recorded during the years ended January 31, 2021, 2020 and 2019.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of January 31, 2021
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$30,259	$(19,478)	$—	$10,781
Purchased developed technology	28,800	(12,694)	—	16,106
Software licenses	126	(4)	—	122
	$59,185	$(32,176)	$—	$27,009

	As of January 31, 2020
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$24,890	$(14,828)	$(119)	$9,943
Purchased developed technology	28,800	(6,321)	—	22,479
Software licenses	1,112	(1,005)	—	107
	$54,802	$(22,154)	$(119)	$32,529

The Company capitalized $5.5 million and $5.1 million of internal-use software costs during the years ended January 31, 2021 and 2020, respectively.
During the year ended January 31, 2020, the Company recorded $24.2 million of purchased developed technology in connection with a business combination and an asset acquisition. The remaining weighted-average useful life of all purchased developed technology was 3.1 years and 3.9 years as of January 31, 2021, and 2020, respectively.

Amortization expense of intangible assets for the years ended January 31, 2021, 2020 and 2019 was $11.1 million, $10.6 million, and $5.8 million, respectively.
As of January 31, 2021, estimated remaining amortization expense for the intangible assets by fiscal year was as follows (in thousands):

Remaining Amortization
2022	$10,354
2023	8,416
2024	7,354
2025	885
Total	$27,009

7. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2021	2020
Computers and equipment	$1,242	$3,567
Furniture and fixtures	13,948	11,014
Leasehold improvements	69,862	55,363
Property and equipment, gross	85,052	69,944
Less accumulated depreciation	(22,269)	(16,409)
Property and equipment, net	$62,783	$53,535
Depreciation expense was $9.4 million, $8.8 million and $5.7 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Allowances
The Company’s accounts receivable allowances for the years ended January 31, 2021, 2020 and 2019 were as follows (in thousands):

	As of January 31,
	2021	2020	2019
Balance, beginning of period	$1,166	$2,098	$1,472
Additions (reductions)	3,252	(673)	888
Write-offs	(967)	(259)	(262)
Balance, end of period	$3,451	$1,166	$2,098
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2020
Accrued expenses	$24,717	$22,530
Accrued taxes payable	2,462	1,591
Operating lease liabilities	23,403	12,064
Other	3,147	702
Accrued expenses and other current liabilities	$53,729	$36,887

Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following (in thousands):

	As of January 31,
	2021	2020
Deferred tax liabilities	$3,877	$1,558
Other	7,498	3,803
Other liabilities, noncurrent	$11,375	$5,361

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the years ended January 31, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $361.0 million and $241.1 million, respectively. Professional services and other revenue recognized in the years ended January 31, 2021 and 2020 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancellable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2021, total remaining non-cancellable performance obligations under the Company’s subscription contracts with customers was approximately $1,796.9 million. Of this amount, the Company expects to recognize revenue of approximately $841.8 million, or 47%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of January 31, 2021 were not material.
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. The $604.8 million in aggregate consideration was allocated between the debt and equity components in the amounts of $197.7 million and $407.1 million, respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $183.1 million. The First Partial Repurchase of 2023 Notes resulted in a $14.6 million loss on early debt extinguishment during the year ended January 31, 2020, of which $3.8 million consisted of unamortized debt issuance costs.
In June 2020, the Company used part of the net proceeds from the issuance of the 2026 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $69.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $260.5 million, consisting of approximately $0.2 million in cash and approximately 1.4 million shares of Class A common stock. The $260.5 million in aggregate consideration was allocated between the debt and equity components in the amounts of $61.8 million and $198.7 million respectively, using an effective interest rate of 4.90% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $59.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $2.2 million loss on early debt extinguishment during the year ended January 31, 2021, of which $1.0 million consisted of unamortized debt issuance costs.
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of January 31, 2021, $40.2 million of principal remained outstanding on the 2023 Notes.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended January 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending April 30, 2021 and were classified as current liabilities on the consolidated balance sheet as of January 31, 2021.
During the year ended January 31, 2021, the Company paid approximately $0.3 million in cash and issued approximately 0.2 million shares of Class A common stock to settle approximately $10.4 million principal amount of 2023 Notes (not in connection with the Second Partial Repurchase of the 2023 Notes). The loss on early note conversion was not material. During the fourth quarter of fiscal 2021, the Company received additional conversion requests, and approximately $4.3 million aggregate principal amount of the 2023 Notes were primarily settled in shares of Class A common stock in the first quarter of fiscal 2022. In addition, subsequent to January 31, 2021, the Company received conversion requests for approximately $3.2 million aggregate principal amount of the 2023 Notes.
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

	Year Ended January 31,
	2021	2020
Contractual interest expense	$180	$606
Amortization of debt issuance costs	312	985
Amortization of debt discount	3,316	11,219
Total	$3,808	$12,810
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
The 2023 Notes, net consisted of the following (in thousands):

As of January 31, 2021
Liability component:
Principal	$40,246
Less: unamortized debt issuance costs and debt discount	(4,591)
Net carrying amount	$35,655

Equity component:
2023 Notes	$9,328
Less: issuance costs	(271)
Carrying amount of the equity component(1)	$9,057
(1)    Included in the consolidated balance sheets within Additional paid-in capital.
Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedges with respect to its Class A common stock. The Note Hedges are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 7.1 million shares of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
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
During the year ended January 31, 2021, the Company exercised and net-share-settled a portion of the Note Hedges, corresponding to approximately $10.4 million principal amount of 2023 Notes and received approximately 0.2 million shares of Class A common stock and an immaterial cash payment. As of January 31, 2021, Note Hedges giving the Company the option to purchase approximately 0.8 million shares (subject to adjustment) remained outstanding.
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
In September 2019 and in June 2020, and in connection with the First Partial Repurchase of 2023 Notes and Second Partial Repurchase of 2023 Notes, the Company terminated Warrants corresponding to approximately 4.6 million and 1.4 million shares for total cash payments of $358.6 million and $175.4 million, respectively. The termination payments were recorded as a decrease to Additional paid-in capital in the consolidated balance sheets.
As of January 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended January 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2025 Notes on each applicable trading day. As a result, the 2025 Notes are convertible at the option of the holders during the fiscal quarter ending April 31, 2021 and were classified as current liabilities on the consolidated balance sheet as of January 31, 2021. No requests to convert material amounts of notes are currently outstanding.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the year ended January 31, 2021, the Company did not redeem any of the 2025 Notes.
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

	Year Ended January 31,
	2021	2020
Contractual interest expense	$1,325	$519
Amortization of debt issuance costs	2,097	769
Amortization of debt discount	33,932	12,919
Total	$37,354	$14,207
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

The 2025 Notes, net consisted of the following (in thousands):

As of January 31, 2021
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(186,971)
Net carrying amount	$873,029

Equity component:	At Issuance
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
(1)    Included in the consolidated balance sheets within Additional paid-in capital.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock. The 2025 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, approximately 5.6 million shares of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The 2025 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The 2025 Capped Calls are separate transactions and are not part of the terms of the 2025 Notes.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the year ended January 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the year ended January 31, 2021, the Company did not redeem any of the 2026 Notes.
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

Year Ended
January 31, 2021
Contractual interest expense	$2,731
Amortization of debt issuance costs	813
Amortization of debt discount	27,954
Total	$31,498

Total issuance costs of $15.2 million related to the 2026 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2026 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $11.1 million and equity issuance costs of $4.1 million.

The 2026 Notes, net consisted of the following (in thousands):

As of January 31, 2021

Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(292,613)
Net carrying amount	$857,387

At Issuance

Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
(1) Included in the consolidated balance sheets within Additional paid-in capital.
2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock. The 2026 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, approximately 4.8 million shares of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes.
The Company paid an aggregate amount of $134.0 million for the 2026 Capped Calls. The amount paid for the 2026 Capped Calls was recorded as a reduction to Additional paid-in capital in the consolidated balance sheets.
10. Leases

The Company has entered into various non-cancellable office space operating leases with original lease periods expiring between 2021 and 2028. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. The Company's corporate headquarters lease in San Francisco has a 10 year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.
Operating lease costs were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Operating lease costs(1)	$33,076	$23,193	$23,290
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 6.8 and 7.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% and 5.7% as of January 31, 2021 and January 31, 2020, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of January 31, 2021 were as follows (in thousands):

Operating Leases
2022	$34,410
2023	37,910
2024	38,823
2025	36,289
2026	26,839
Thereafter	73,135
Total lease payments	247,406
Less imputed interest	(44,279)
Total operating lease liabilities	$203,127
Cash payments included in the measurement of the Company’s operating lease liabilities were $31.1 million and $18.3 million for the years ended January 31, 2021 and January 31, 2020, respectively.
The Company recorded an impairment charge for operating lease right-of-use assets of $3.1 million and nil for the years ended January 31, 2021 and January 31, 2020, respectively.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $11.2 million and $11.9 million were issued and outstanding as of January 31, 2021 and 2020, respectively. No draws have been made under such letters of credit.
Purchase Obligations
As of January 31, 2021, future minimum purchase obligations, such as data center operations and sales and marketing activities, were as follows (in thousands):

Purchase Obligations
2022	$53,992
2023	38,370
2024	32,844
2025	1,604
2026	1,417
Total contractual obligations	$128,227
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of January 31, 2021 and 2020.
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
 The Company has entered into service-level agreements with a majority of its customers defining levels of uptime reliability and performance and permitting certain customers to receive credits for paid amounts related to subscription services when the Company fails to meet the defined levels of uptime. In very limited instances, the Company allows customers to early terminate their agreements in the event that the Company fails to meet those levels as they may constitute a breach of contract. If the customer did terminate, they would receive a refund of prepaid unused subscription fees. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as a result of those agreements and, as a result, the Company has not accrued any liabilities related to these agreements in the consolidated financial statements.
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
In September 2019 and June 2020, in connection with the 2023 Notes Partial Repurchases, the Company issued approximately 3.0 million and 1.4 million shares of Class A common stock, respectively. In addition, during the year ended January 31, 2021, the Company issued approximately 0.2 million shares of Class A common stock in connection with 2023 Notes conversion requests and received approximately 0.2 million shares of Class A common stock from the settlement of Note Hedges. See Note 9 for additional details.
As of January 31, 2021, shares of common stock reserved for future issuance were as follows:

As of January 31, 2021
Options and unvested RSUs outstanding	12,702,220
Available for future stock option and RSU grants	20,574,441
Available for ESPP	4,633,093
37,909,754
Awards Issued as Charitable Contributions
During the years ended January 31, 2021, 2020 and 2019, the Company issued 42,500, 15,000 and 20,000 shares, respectively, of Class A common stock as charitable contributions and recognized $9.3 million, $1.7 million and $1.0 million, respectively, as general and administrative expense in the consolidated statements of operations.
13. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Stock options	$21,371	$21,888	$23,466
RSUs	164,412	94,637	41,637
ESPP	10,373	9,408	7,248
Restricted stock awards	25	590	1,608
Restricted common stock	—	101	2,361
Total	$196,181	$126,624	$76,320

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s consolidated statements of operations (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of revenue:
Subscription	$21,895	$12,923	$7,837
Professional services and other	8,083	7,164	4,983
Research and development	63,270	37,683	22,642
Sales and marketing	53,802	38,077	22,916
General and administrative	49,131	30,777	17,942
Total	$196,181	$126,624	$76,320
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (2009 Plan) and the 2017 Equity Incentive Plan (2017 Plan). All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2021, options to purchase 1,074,212 shares of Class A common stock and 7,175,901 shares of Class B common stock remained outstanding.
Stock Options
Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2020	12,359,302	$11.82	6.2	$1,436,487
Granted	402,891	145.08
Exercised	(4,368,683)	10.44
Canceled	(143,397)	19.23
Outstanding as of January 31, 2021	8,250,113	$18.93	5.6	$1,980,668
As of January 31, 2021
Vested and expected to vest	8,250,113	$18.93	5.6	$1,980,668
Vested and exercisable	6,818,491	$9.93	5.2	$1,698,330

The weighted-average grant-date fair value of options granted was $63.32, $37.35 and $17.21 during the years ended January 31, 2021, 2020 and 2019, respectively. The total grant-date fair value of stock options vested was $19.7 million, $23.7 million and $23.8 million during the years ended January 31, 2021, 2020 and 2019, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $772.3 million, $558.6 million and $309.3 million for the years ended January 31, 2021, 2020 and 2019, respectively.
As of January 31, 2021 and January 31, 2020, there was a total of $31.1 million and $28.2 million, respectively, of unrecognized stock-based compensation expense related to options, which was being recognized over a weighted-average period of 1.4 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended January 31,
	2021	2020	2019
Expected volatility	45%	43%	40%
Expected term (in years)	6.3	6.3	6.3
Risk-free interest rate	0.37% - 0.44%	1.55% - 2.27%	2.70%
Expected dividend yield	—	—	—
Restricted Stock Units
A summary of the Company’s RSU activities and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2020	4,893,241	$77.99
Granted	2,198,704	173.64
Vested	(2,195,094)	80.28
Forfeited	(444,744)	90.01
Outstanding as of January 31, 2021	4,452,107	$122.90
The Company granted 2,198,704 RSUs with an aggregate fair value of $381.8 million for the year ended January 31, 2021. As of January 31, 2021, there was $502.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.5 years based on vesting under the award service conditions. The total fair value of RSUs vested during fiscal 2021, 2020 and 2019 was $410.4 million, $193.9 million and $58.7 million, respectively.
Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2021	2020	2019
Expected volatility	48% - 54%	43% - 59%	39% - 70%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.09% - 0.18%	1.53% - 2.05%	2.12% - 2.62%
Expected dividend yield	—	—	—
During the year ended January 31, 2021, the Company's employees purchased 247,142 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $104.84, with proceeds of $25.9 million. During the year ended January 31, 2020, the Company's employees purchased 322,795 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $58.14 with proceeds of $18.8 million.
As of January 31, 2021, there was $10.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.9 years.

14. Income Taxes
The domestic and foreign components of pre-tax loss for the years ended January 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Domestic	$(282,026)	$(220,846)	$(128,214)
Foreign	15,835	10,514	2,700
Loss before provision for (benefit from) income taxes	$(266,191)	$(210,332)	$(125,514)

The components of the provision for (benefit from) income taxes for the years ended January 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$11	$33	$—
State	136	86	61
Foreign	1,294	822	667
Total current provision for income taxes	1,441	941	728
Deferred:
Federal	51	(518)	(620)
State	5	(406)	(130)
Foreign	(1,356)	(1,436)	5
Total deferred benefit from income taxes	(1,300)	(2,360)	(745)
Total provision for (benefit from) income taxes	$141	$(1,419)	$(17)
For the tax year ended January 31, 2021, the income tax expense from profitable jurisdictions was partially offset by the excess tax benefits from stock-based compensation in the United Kingdom. For the tax year ended January 31, 2020 the income tax benefit resulted from the release of valuation allowance in the United States in connection with an acquisition and excess tax benefits from stock-based compensation in the United Kingdom. For the tax year ended January 31, 2019, the income tax benefit resulted from the release of valuation allowance in the United States in connection with an acquisition and excess tax benefits from stock-based compensation in the United Kingdom. The income tax expense and benefits in the years ended January 31, 2021, 2020 and 2019 were partially offset by foreign income taxes, state taxes and tax amortization of goodwill.
 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended January 31, 2021, 2020 and 2019:

	Year Ended January 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	4.0	3.8
Change in valuation allowance	(101.0)	(100.1)	(68.5)
Stock-based compensation	70.2	59.8	45.5
Research and development credits	6.4	18.0	—
Other, net	(0.8)	(2.0)	(1.8)
Effective tax rate	(0.1)%	0.7%	—%

The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2021 and 2020 were as follows (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$607,483	$370,705
Stock-based compensation	18,952	18,680
Deferred revenue	1,144	1,960
Operating lease liabilities	51,702	42,073
Other reserves and accruals	16,586	6,414
Research and development and other credits	57,060	39,918
Disallowed interest	6,091	4,507
Total deferred tax assets	759,018	484,257
Valuation allowance	(555,199)	(361,606)
Total deferred tax assets, net	203,819	122,651
Deferred tax liabilities:
Convertible debt	(112,547)	(50,963)
Deferred commissions	(38,710)	(27,569)
Capitalized internal-use software costs	(2,691)	(2,248)
Goodwill	(306)	(262)
Operating lease right-of-use assets	(37,522)	(31,165)
Depreciation and amortization	(8,522)	(8,315)
Total deferred tax liabilities	(200,298)	(120,522)
Net deferred tax assets	$3,521	$2,129

As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of the U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities, to approximately zero. The U.S. valuation allowance increased by $193.6 million and $157.7 million during the years ended January 31, 2021 and 2020, respectively.
As of January 31, 2021, the Company had approximately $2,390.3 million of federal and $1,541.9 million of state net operating loss carryforwards available to offset future taxable income. If not used, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2022, respectively. As of January 31, 2021, the Company had approximately $49.4 million of UK net operating losses which do not expire.
As of January 31, 2021, the Company had federal research and development tax credit carryforwards of $50.3 million and California research and development tax credit carryforwards of $33.4 million. The federal research and development credits will start to expire in 2030 while the California research and development credits do not expire. The Company also had California Enterprise Zone credits of $1.0 million that begin to expire in 2023.
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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future use of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a material tax impact on its consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the year	$15,987	$23,931	$11,719
Additions based on tax positions related to a prior year	—	658	1,859
Additions based on tax positions related to current year	7,189	6,866	10,353
Reductions based on tax positions taken in a prior year	(952)	(15,468)	—
Gross amount of unrecognized tax benefits as of the end of the year	$22,224	$15,987	$23,931
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. As the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all years. For material foreign jurisdictions, the tax years open to examination include the tax years 2016 and forward.
As of January 31, 2021, 2020 and 2019, the Company had unrecognized tax benefits which would not impact the effective tax rate because of the valuation allowance. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company did not have any uncertain tax positions as of January 31, 2021 for which it was reasonably possible that the positions will increase or decrease within the next twelve months. As of January 31, 2021 and 2020, the Company had not accrued any interest or penalties related to unrecognized tax benefits.
15. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(248,892)	$(17,440)	$(192,138)	$(16,775)	$(107,926)	$(17,571)
Denominator:
Weighted-average shares outstanding, basic and diluted	118,882	8,330	107,809	9,412	92,452	15,052
Net loss per share, basic and diluted	$(2.09)	$(2.09)	$(1.78)	$(1.78)	$(1.17)	$(1.17)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Issued and outstanding stock options	8,250	12,359	17,804
Unvested RSUs issued and outstanding	4,452	4,893	4,836
Unvested restricted stock awards issued and outstanding	—	177	388
Unvested shares subject to repurchase	—	5	48
Unvested restricted common stock issued and outstanding	—	—	400
Shares committed under the ESPP	137	253	271
Shares related to 2023 Notes	832	2,494	7,134
Shares subject to warrants related to the issuance of 2023 Notes	1,048	2,494	—
Shares related to 2025 Notes	5,617	5,617	—
Shares related to 2026 Notes	4,820	—	—
	25,156	28,292	30,881
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the year ended January 31, 2021, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.
16. Subsequent Events
On March 3, 2021, the Company entered into a definitive agreement to acquire Auth0, an identity management platform, pursuant to the Merger Agreement.
Upon consummation of the transaction contemplated by the Merger Agreement, all outstanding shares of Auth0 capital stock, options, warrants, convertible securities, phantom equity and other outstanding equity interests will be cancelled in exchange for aggregate consideration of $6.5 billion in the form of shares of Class A common stock of the Company and assumed awards of corresponding Company equity interests, subject to customary purchase price adjustments and certain customary cash payouts in lieu of shares of Company Class A common stock, as provided by the Merger Agreement. The purchase price payable in shares of Class A common stock will be valued at $276.2147 per share (which price was calculated based on the daily volume-weighted average sales price per share of Company Class A common stock for the 20 trading days ending on February 26, 2021). The per share price of these shares has been fixed as of the Merger Agreement signing date, and the aggregate value of these shares will fluctuate based on changes in our share price between the signing and closing dates.
The proposed transaction is expected to close during the Company’s second quarter of fiscal 2022, the quarter ending July 31, 2021. The closing of this transaction is subject to certain customary closing conditions and approvals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our management concluded that, as of January 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors. The full text of our code of conduct is available on our investor relations website at investor.okta.com under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements
       See Index to Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
       See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OKTA, INC.

March 4, 2021	/s/ William E. Losch
William E. Losch Chief Financial Officer

March 4, 2021	/s/ Christopher K. Kramer
Christopher K. Kramer Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd McKinnon and Jonathan T. Runyan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021

/s/ William E. Losch William E. Losch	Chief Financial Officer (Principal Financial Officer)	March 4, 2021

/s/ Christopher K. Kramer Christopher K. Kramer	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2021

/s/ J. Frederic Kerrest J. Frederic Kerrest	Executive Vice Chairperson, Chief Operating Officer and Director	March 4, 2021

/s/ Shellye Archambeau Shellye Archambeau	Director	March 4, 2021

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 4, 2021

/s/ Patrick Grady Patrick Grady	Director	March 4, 2021

/s/ Ben Horowitz Ben Horowitz	Director	March 4, 2021

/s/ Michael Kourey Michael Kourey	Director	March 4, 2021

/s/ Rebecca Saeger Rebecca Saeger	Director	March 4, 2021

/s/ Michael Stankey Michael Stankey	Director	March 4, 2021

/s/ Michelle Wilson Michelle Wilson	Director	March 4, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.4	Indenture, dated as of September 9, 2019, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.5	Form of 0.125% Convertible Senior Notes due 2025.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.6	Indenture, dated as of June 12, 2020, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.7	Form of 0.375% Convertible Senior Notes due 2026.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.6 to Form 10-K filed on March 6, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan.	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.9	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.9.1	Amendment dated August 29, 2019 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 6, 2019
10.9.2	Second Amendment dated October 14, 2020 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Filed herewith
10.10	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on February 27, 2018
10.11	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed on February 27, 2018
10.12	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on September 10, 2019
10.13	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on June 15, 2020
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.