Form 10-Q
period 2021-04-30
Okta, Inc.
filed 2021-05-27
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 30, 2021, the number of shares of registrant’s Class A common stock outstanding was 125,056,408 and the number of shares of the registrant’s Class B common stock outstanding was 7,523,758.

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
•the impact of recent accounting pronouncements on our financial statements; and
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc.
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2021	January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$659,886	$434,607
Short-term investments	2,030,180	2,121,584
Accounts receivable, net of allowances of $1,321 and $3,451	218,474	194,818
Deferred commissions	47,822	45,949
Prepaid expenses and other current assets	55,777	81,609
Total current assets	3,012,139	2,878,567
Property and equipment, net	62,515	62,783
Operating lease right-of-use assets	145,462	149,604
Deferred commissions, noncurrent	110,098	108,555
Intangible assets, net	24,190	27,009
Goodwill	48,023	48,023
Other assets	28,020	24,256
Total assets	$3,430,447	$3,298,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,542	$8,557
Accrued expenses and other current liabilities	108,727	53,729
Accrued compensation	48,244	71,906
Convertible senior notes, net	20,781	908,684
Deferred revenue	613,167	502,738
Total current liabilities	800,461	1,545,614
Convertible senior notes, net, noncurrent	1,751,326	857,387
Operating lease liabilities, noncurrent	173,467	179,518
Deferred revenue, noncurrent	11,745	10,860
Other liabilities, noncurrent	10,670	11,375
Total liabilities	2,747,669	2,604,754
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 125,056 and 122,824 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	13	12
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,524 and 8,159 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	1,753,842	1,656,096
Accumulated other comprehensive income	5,610	5,390
Accumulated deficit	(1,076,688)	(967,456)
Total stockholders’ equity	682,778	694,043
Total liabilities and stockholders' equity	$3,430,447	$3,298,797
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$240,058	$173,781
Professional services and other	10,948	9,078
Total revenue	251,006	182,859
Cost of revenue:
Subscription	52,398	37,157
Professional services and other	13,725	11,329
Total cost of revenue	66,123	48,486
Gross profit	184,883	134,373
Operating expenses:
Research and development	68,863	48,494
Sales and marketing	146,521	104,043
General and administrative	60,180	34,035
Total operating expenses	275,564	186,572
Operating loss	(90,681)	(52,199)
Interest expense	(22,760)	(10,764)
Interest income and other, net	4,355	4,899
Loss on conversion of debt	(136)	—
Interest and other, net	(18,541)	(5,865)
Loss before provision for (benefit from) income taxes	(109,222)	(58,064)
Provision for (benefit from) income taxes	10	(402)
Net loss	$(109,232)	$(57,662)

Net loss per share, basic and diluted	$(0.83)	$(0.47)

Weighted-average shares used to compute net loss per share, basic and diluted	131,777	123,494

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(109,232)	$(57,662)
Other comprehensive income:
Net change in unrealized gains or losses on available-for-sale securities	(813)	4,634
Foreign currency translation adjustments	1,033	(1,784)
Other comprehensive income	220	2,850
Comprehensive loss	$(109,012)	$(54,812)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Common stock and additional paid-in capital:
Balance, beginning of period	$1,656,109	$1,105,576
Issuance of common stock upon exercise of stock options and other activity, net	18,214	14,708
Issuance of common stock for bonus settlement	—	9,818
Stock-based compensation	64,112	38,038
Equity component of conversion of convertible senior notes	15,420	—
Proceeds from hedges related to convertible senior notes	1	—
Balance, end of period	1,753,856	1,168,140

Accumulated deficit:
Balance, beginning of period	(967,456)	(701,124)
Net loss	(109,232)	(57,662)
Balance, end of period	(1,076,688)	(758,786)

Accumulated other comprehensive income:
Balance, beginning of period	5,390	892
Other comprehensive income	220	2,850
Balance, end of period	5,610	3,742
Total stockholders’ equity	$682,778	$413,096

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(109,232)	$(57,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	64,112	37,728
Depreciation, amortization and accretion	13,134	5,466
Amortization of debt discount and issuance costs	21,331	10,357
Amortization of deferred commissions	11,816	8,680
Deferred income taxes	(829)	(905)
Non-cash charitable contributions	2,024	536
Loss on conversion of debt	136	—
Other, net	(3,804)	915
Changes in operating assets and liabilities:
Accounts receivable	(22,747)	18,250
Deferred commissions	(14,861)	(11,865)
Prepaid expenses and other assets	(3,861)	(3,493)
Operating lease right-of-use assets	5,072	4,055
Accounts payable	1,627	3,943
Accrued compensation	(23,837)	2,995
Accrued expenses and other liabilities	10,965	(2,773)
Operating lease liabilities	(6,285)	(4,270)
Deferred revenue	111,314	26,740
Net cash provided by operating activities	56,075	38,697
Cash flows from investing activities:
Capitalization of internal-use software costs	(10)	(1,000)
Purchases of property and equipment	(3,259)	(7,930)
Purchases of securities available for sale and other	(189,533)	(129,079)
Proceeds from maturities and redemption of securities available for sale	344,820	102,293
Proceeds from sales of securities available for sale and other	—	86,320
Purchases of intangible assets	(113)	—
Net cash provided by investing activities	151,905	50,604
Cash flows from financing activities:
Payments for conversions of convertible senior notes	(12)	—
Proceeds from hedges related to convertible senior notes	1	—
Proceeds from stock option exercises	16,190	14,172
Other, net	—	(5)
Net cash provided by financing activities	16,179	14,167
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	647	(1,128)
Net increase in cash, cash equivalents and restricted cash	224,806	102,340
Cash, cash equivalents and restricted cash at beginning of period	448,630	531,953
Cash, cash equivalents and restricted cash at end of period	$673,436	$634,293

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$707	$784
Income taxes	542	209
Non-cash activities:
Issuance of common stock for repurchases and conversions of convertible senior notes	94,308	—
Benefit from exercise of hedges related to convertible senior notes	30,623	—
Operating lease right-of-use assets exchanged for lease liabilities	828	41,444
Issuance of common stock for bonus settlement	—	9,818

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$659,886	$619,221
Restricted cash, current included in prepaid expenses and other current assets	4,082	2,254
Restricted cash, noncurrent included in other assets	9,468	12,818
Total cash, cash equivalents and restricted cash	$673,436	$634,293

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity management platform for the enterprise. The Okta Identity Cloud enables the Company’s customers to securely connect the right people to the right technologies and services at the right time. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2021, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2022 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of its convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, and the valuation of acquired intangible assets.
In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has continued to spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the three months ended April 30, 2021 and 2020. As events continue to evolve and additional information becomes available, the Company’s assumptions and estimates may change materially in future periods.
2. Accounting Standards and Significant Accounting Policies

Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended

January 31, 2021. The Company further described its accounting policy for strategic investments below. There have been no significant changes to the Company’s significant accounting policies for the three months ended April 30, 2021.
Strategic Investments
The Company holds strategic equity investments in privately held companies that are included in Other assets on the condensed consolidated balance sheets. Investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured using the measurement alternative. In applying the measurement alternative, the Company adjusts the carrying values of strategic investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Additionally, the Company evaluates its strategic investments at least quarterly for impairment. Adjustments and impairments are recorded in Interest and other, net on the condensed consolidated statements of operations.
In determining the estimated fair value of its strategic investments in privately held companies, the Company uses the most recent data available to the Company. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires significant Company judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations.
Concentrations of Significant Customers
As of April 30, 2021 and January 31, 2021, no single customer represented greater than 10% of accounts receivable. For the three months ended April 30, 2021 and 2020, no single customer represented greater than 10% of revenue.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and the Company intends to adopt this standard using the modified retrospective method in its first quarter of fiscal 2023. The Company is currently evaluating the overall impact of this standard on its consolidated financial statements.

3. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of April 30, 2021 and January 31, 2021 were as follows (in thousands):

	As of April 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$182,188	$—	$—	$182,188
Corporate debt securities	6,412	—	(1)	6,411
Total cash equivalents	188,600	—	(1)	188,599
Short-term investments:
U.S. treasury securities	1,830,721	1,037	(11)	1,831,747
Corporate debt securities	198,294	171	(32)	198,433
Total short-term investments	2,029,015	1,208	(43)	2,030,180
Total	$2,217,615	$1,208	$(44)	$2,218,779

	As of January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	1,888,882	1,571	(22)	1,890,431
Corporate debt securities	230,726	429	(2)	231,153
Total short-term investments	2,119,608	2,000	(24)	2,121,584
Total	$2,430,865	$2,000	$(24)	$2,432,841
All short-term investments were designated as available-for-sale securities as of April 30, 2021 and January 31, 2021.
The following table presents the contractual maturities of the Company’s short-term investments as of April 30, 2021 (in thousands):

	As of April 30, 2021
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,439,815	$1,440,719
Due between one to five years	589,200	589,461
Total	$2,029,015	$2,030,180
As of April 30, 2021 and January 31, 2021, the Company included $43.0 million and nil, respectively, of unsettled purchases of short-term investments in Accrued expenses and other current liabilities on the condensed consolidated balance sheets and nil and $31.0 million, respectively, of unsettled maturities of short-term investments included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company included $9.5 million and $10.5 million of interest receivable in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2021 and January 31, 2021 because such potential losses were not material.
The Company had 32 and 10 short-term investments in unrealized loss positions as of April 30, 2021 and January 31, 2021, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2021 or 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of April 30, 2021 and January 31, 2021.
Strategic Investments
The Company's investments also include strategic equity investments in privately held companies, which do not have a readily determinable fair value. As of April 30, 2021 and January 31, 2021, the balance of such strategic investments was $7.8 million and $3.1 million, respectively.
4. Fair Value Measurements
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

	As of April 30, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$182,188	$—	$—	$182,188
Corporate debt securities	—	6,411	—	6,411
Total cash equivalents	182,188	6,411	—	188,599
Short-term investments:
U.S. treasury securities	—	1,831,747	—	1,831,747
Corporate debt securities	—	198,433	—	198,433
Total short-term investments	—	2,030,180	—	2,030,180
Total cash equivalents and short-term investments	$182,188	$2,036,591	$—	$2,218,779

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	—	1,890,431	—	1,890,431
Corporate debt securities	—	231,153	—	231,153
Total short-term investments	—	2,121,584	—	2,121,584
Total cash equivalents and short-term investments	$311,257	$2,121,584	$—	$2,432,841
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2021
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$21,004	$135,535
2025 convertible senior notes	$894,165	$1,671,938
2026 convertible senior notes	$878,956	$1,516,563
(1)     Before unamortized debt issuance costs.
The principal amounts of the 2023 convertible senior notes (“2023 Notes”), the 2025 convertible senior notes (“2025 Notes”), and the 2026 convertible senior notes (“2026 Notes”, and together with the 2023 Notes and 2025 Notes, the “Notes”) are $23.1 million, $1,060.0 million, and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts, before unamortized debt issuance costs, represents the unamortized debt discount (See Note 8 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of April 30, 2021, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of the Company’s common stock of $269.70 on April 30, 2021, the if-converted values of the 2023 Notes, 2025 Notes and 2026 Notes exceeded the principal amounts of $23.1 million, $1,060.0 million and $1,150.0 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $14.9 million and $11.9 million in the three months ended April 30, 2021 and 2020, respectively. Amortization of contract costs was $11.8 million and $8.7 million for the three months ended April 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized.
6. Goodwill and Intangible Assets, net
Goodwill
As of April 30, 2021 and January 31, 2021, goodwill was $48.0 million. No goodwill impairments were recorded during the three months ended April 30, 2021 and 2020.

Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2021
	Gross	Accumulated Amortization	Write-offs	Net
	(unaudited)
Capitalized internal-use software costs	$30,272	$(20,775)	$—	$9,497
Purchased developed technology	28,800	(14,288)	—	14,512
Software licenses	239	(58)	—	181
	$59,311	$(35,121)	$—	$24,190

	As of January 31, 2021
	Gross	Accumulated Amortization	Write-offs	Net
Capitalized internal-use software costs	$30,259	$(19,478)	$—	$10,781
Purchased developed technology	28,800	(12,694)	—	16,106
Software licenses	126	(4)	—	122
	$59,185	$(32,176)	$—	$27,009
As of April 30, 2021, and January 31, 2021, the remaining weighted-average useful life of all purchased developed technology was 2.9 years and 3.1 years, respectively.
Amortization expense of intangible assets for the three months ended April 30, 2021 and 2020 was $2.9 million and $2.8 million, respectively.
7. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $202.1 million and $147.0 million, respectively. Professional services and other revenue recognized in the three months ended April 30, 2021 and 2020 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2021, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $1,889.8 million. Of this amount, the Company expects to recognize revenue of approximately $898.5 million, or 48%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of April 30, 2021 were not material.
8. Convertible Senior Notes, Net
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
In September 2019, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $224.4 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $604.8 million, consisting of approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock (“First Partial Repurchase of 2023 Notes”). The $604.8 million in aggregate consideration was allocated between the debt and equity components in the amounts of $197.7 million and $407.1 million respectively, using an effective interest rate of 4.00% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the First Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $183.1 million. The First Partial Repurchase of 2023 Notes resulted in a $14.6 million loss on early debt extinguishment during the year ended January 31, 2020, of which $3.8 million consisted of unamortized debt issuance costs.
In June 2020, the Company used part of the net proceeds from the issuance of the 2026 Notes to repurchase a portion of the 2023 Notes, which consisted of a repurchase of $69.9 million aggregate principal amount of the 2023 Notes in privately-negotiated transactions, for aggregate consideration of $260.5 million, consisting of approximately $0.2 million in cash and approximately 1.4 million shares of Class A common stock (“Second Partial Repurchase of 2023 Notes”, and together with the First Partial Repurchase of 2023 Notes, the “2023 Notes Partial Repurchases”). The $260.5 million in aggregate consideration was allocated between the debt and equity components in the amounts of $61.8 million and $198.7 million respectively, using an effective interest rate of 4.90% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the notes subject to the Second Partial Repurchase of 2023 Notes, net of unamortized debt discount and issuance costs, was $59.6 million. The Second Partial Repurchase of 2023 Notes resulted in a $2.2 million loss on early debt extinguishment during the year ended January 31, 2021, of which $1.0 million consisted of unamortized debt issuance costs.
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of April 30, 2021, $23.1 million of principal remained outstanding on the 2023 Notes.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the “2023 Indenture”). Upon conversion, the 2023 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended April 30, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending July 31, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2021.
During the three months ended April 30, 2021, the Company issued approximately 0.4 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $17.1 million principal amount of 2023 Notes. The loss on early note conversion was not material. During the three months ended April 30, 2021, the Company received additional conversion requests, and approximately $2.9 million aggregate principal amount of the 2023 Notes were primarily settled in shares of Class A common stock during the three months ending July 31, 2021. No requests to convert material amounts of the 2023 Notes are currently outstanding.
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

	Three Months Ended April 30,
	2021	2020
	(unaudited)
Contractual interest expense	$20	$75
Amortization of debt issuance costs	38	127
Amortization of debt discount	383	1,370
Total	$441	$1,572

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

The 2023 Notes, net consisted of the following (in thousands):

As of April 30, 2021
(unaudited)
Liability component:
Principal	$23,112
Less: unamortized debt issuance costs and debt discount	(2,331)
Net carrying amount	$20,781

As of April 30, 2021
(unaudited)
Equity component:
2023 Notes	$5,357
Less: issuance costs	(155)
Carrying amount of the equity component(1)	$5,202
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedges with respect to its Class A common stock (the “Note Hedges”). The Note Hedges are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 7.1 million shares of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
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
During the three months ended April 30, 2021, the Company exercised and net-share-settled Note Hedges corresponding to approximately $7.5 million principal amount of 2023 Notes and received approximately 0.1 million shares of Class A common stock and an immaterial cash payment. During the three months ended April 30, 2021, the Company exercised Note Hedges corresponding to approximately $9.6 million principal amount of 2023 Notes that are expected to be net-share-settled in the second quarter of fiscal 2022, and subsequent to April 30, 2021, the Company further exercised an immaterial amount of Note Hedges.
As of April 30, 2021, Note Hedges giving the Company the option to purchase approximately 0.7 million shares (subject to adjustment), which excludes the exercised portion expected to be net-share-settled in the second quarter of fiscal 2022, remained outstanding.

Warrants
In connection with the issuance of the 2023 Notes, the Company also entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.1 million shares over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
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
As of April 30, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the “2025 Indenture”). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.

On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2021, the conditions allowing holders of the 2025 Notes to convert during the three months ending July 31, 2021 were no longer met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of April 30, 2021. No requests to convert material amounts of the 2025 Notes are currently outstanding.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2021, the Company did not redeem any of the 2025 Notes.
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

	Three Months Ended April 30,
	2021	2020
	(unaudited)
Contractual interest expense	$331	$331
Amortization of debt issuance costs	556	506
Amortization of debt discount	8,700	8,354
Total	$9,587	$9,191
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

The 2025 Notes, net consisted of the following (in thousands):

As of April 30, 2021
(unaudited)
Liability component:
Principal	$1,060,000
Less: unamortized debt issuance costs and debt discount	(177,715)
Net carrying amount	$882,285

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock (the “2025 Capped Calls”). The 2025 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, approximately 5.6 million shares of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The 2025 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The 2025 Capped Calls are separate transactions and are not part of the terms of the 2025 Notes.
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
The terms of the 2026 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the “2026 Indenture”, and together with the 2023 Indenture and 2025 Indenture, the “Indentures”). Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2026 Notes are convertible at an initial conversion rate of 4.1912 shares of Class A common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $238.60 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Prior to the close of business on the business day immediately preceding March 15, 2026, holders of the 2026 Notes may convert all or a portion of their 2026 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on such trading day;
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2021, the Company did not redeem any of the 2026 Notes.
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

Three Months Ended April 30,
2021
(unaudited)
Contractual interest expense	$1,078
Amortization of debt issuance costs	340
Amortization of debt discount	11,314
Total	$12,732

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

The 2026 Notes, net consisted of the following (in thousands):

As of April 30, 2021
(unaudited)
Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(280,959)
Net carrying amount	$869,041

At Issuance
Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
(1) Included in the condensed consolidated balance sheets within Additional paid-in capital.
2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock (the “2026 Capped Calls”). The 2026 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, approximately 4.8 million shares of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes.
The Company paid an aggregate amount of $134.0 million for the 2026 Capped Calls. The amount paid for the 2026 Capped Calls was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.
9. Leases

The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2023 and 2028. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
	(unaudited)
Operating lease cost(1)	$8,837	$7,370
(1) Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 6.6 years and 6.8 years as of April 30, 2021 and January 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% as of April 30, 2021 and January 31, 2021.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of April 30, 2021
(unaudited)
2022	$25,396
2023	38,752
2024	38,856
2025	36,312
2026	26,863
Thereafter	73,135
Total lease payments	239,314
Less imputed interest	(41,501)
Total operating lease liabilities	$197,813
Cash payments included in the measurement of the Company’s operating lease liabilities were $9.1 million and $7.1 million for the three months ended April 30, 2021 and 2020, respectively.
No impairment charges for operating lease right-of-use assets were recorded during the three months ended April 30, 2021 and 2020, respectively.

10. Commitments and Contingencies

Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $10.8 million and $11.2 million were issued and outstanding as of April 30, 2021 and January 31, 2021, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $8.6 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2021.
11. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”) and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2021	2020
	(unaudited)
Cost of revenue
Subscription	$7,250	$3,975
Professional services and other	2,342	1,811
Research and development	20,093	11,935
Sales and marketing	21,066	11,160
General and administrative	13,361	8,847
Total	$64,112	$37,728

Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). All shares that remain available for future grants are under the 2017 Plan. As of April 30, 2021, options to purchase 1,586,610 shares of Class A common stock and 6,522,253 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
April 30, 2021
(unaudited)
Stock options and unvested RSUs outstanding	13,221,003
Available for future stock option and RSU grants	25,245,306
Available for ESPP	5,942,927
44,409,236
Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	8,250,113	$18.93	5.6	$1,980,668
Granted	697,144	274.89
Exercised	(786,753)	20.58
Canceled	(51,641)	93.82
Outstanding as of April 30, 2021 (unaudited)	8,108,863	$40.30	5.7	$1,863,785
As of April 30, 2021
Vested and exercisable (unaudited)	6,665,149	$11.44	5.0	$1,721,356
As of April 30, 2021, there was a total of $111.6 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
A summary of the Company’s RSU activities and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2021	4,452,107	$122.90
Granted	1,370,078	235.97
Vested	(572,769)	91.76
Forfeited	(137,276)	121.59
Outstanding as of April 30, 2021 (unaudited)	5,112,140	$156.75
As of April 30, 2021, there was $750.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.
Employee Stock Purchase Plan

As of April 30, 2021, there was $6.7 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.6 years.
12. Income Taxes
For the three months ended April 30, 2021, the Company recorded an immaterial income tax provision on pretax losses of $109.2 million. The effective tax rate for the three months ended April 30, 2021 was approximately 0.0%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and income tax expense related to profitable foreign jurisdictions, U.S. state taxes and excess tax benefits from stock-based compensation in the United Kingdom.
For the three months ended April 30, 2020, the Company recorded a tax benefit of $0.4 million on a pretax losses of $58.1 million. The effective tax rate for the three months ended April 30, 2020 was 0.7%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit recognized for the three months ended April 30, 2020 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(102,612)	$(6,620)	$(53,684)	$(3,978)
Denominator:
Weighted-average shares outstanding, basic and diluted	123,791	7,986	114,975	8,519
Net loss per share, basic and diluted	$(0.83)	$(0.83)	$(0.47)	$(0.47)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2021	2020
	(unaudited)
Issued and outstanding stock options	8,109	11,167
Unvested RSUs issued and outstanding	5,112	4,890
Unvested shares subject to repurchase	—	3
Shares committed under the ESPP	131	244
Shares related to the 2023 Notes	478	2,494
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	2,494
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	—
	25,315	26,909
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023,

2025 and 2026 Notes are dilutive in periods of net income on a weighted average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three months ended April 30, 2021, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.
14. Subsequent Events
On May 3, 2021, the Company completed its acquisition of Auth0, Inc. ("Auth0"). The Company provided total consideration, net of acquired cash and subject to final adjustments, of approximately $6.5 billion, including approximately 20.4 million shares of the Company's Class A common stock (the "Stock Consideration"), $268.7 million in cash, and equity awards convertible into shares with a fair market value of $700.2 million based upon our closing stock price as of April 30, 2021. Approximately $325.0 million of the consideration was held back by the Company to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. In addition, the Company established a retention pool in an aggregate amount of approximately $25.0 million that will be allocated to certain Auth0 employees in accordance with the terms of the Merger Agreement. The retention awards will vest consistent with Okta’s standard RSU vesting periods and terms.

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
Overview
Okta is the leading independent identity management platform for the enterprise. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces (“APIs”), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of April 30, 2021, more than 10,650 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2021, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
We employ a Software-as-a-Service (“SaaS”) business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access the Okta Identity Cloud and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Impact of Coronavirus (COVID-19) Pandemic

In December 2019, a novel coronavirus (COVID-19) was reported in China, in January 2020, the WHO declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, related public health measures, and their impact on the macroeconomy, our current and prospective customers, employees and vendors. None of these impacts can be predicted with certainty.

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted over 96% of total revenue for the three months ended April 30, 2021. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. Our allowance for doubtful accounts and sales reserves have increased slightly from pre-pandemic levels primarily due to an increase in overall uncertainty in our forecasts of future economic conditions and risks. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. Since March 2020, we have put in place mandatory work-from-home procedures for our global office locations, and our employees have the necessary tools and technology to remain connected and productive. In addition, in fiscal 2021 we shifted our customer, employee and industry events, including our annual user conference to virtual-only formats, resulting in cost savings. We further experienced cost savings driven by reductions in employee-related expenses as our sales and marketing activities shifted primarily to an online-only sales format and our employees shifted to work-from-home procedures. As we anticipate returning to in-person sales formats and experiences for future annual user conferences, we expect our future costs to increase.

See Risk Factors for further discussion of the potential impact of COVID-19 and its related public health measures on our business.

Acquisition of Auth0

On May 3, 2021, we completed the acquisition of Auth0. We provided total consideration, net of acquired cash and subject to final adjustments, of approximately $6.5 billion, including approximately 20.4 million shares of the Company's Class A common stock as Stock Consideration, $268.7 million in cash, and equity awards convertible into shares with a fair market value of $700.2 million based upon our closing stock price as of April 30, 2021. Approximately $325.0 million of the consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. In addition, we established a retention pool in an aggregate amount of approximately $25.0 million that will be allocated to certain Auth0 employees in accordance with the terms of the Merger Agreement. The retention awards will vest consistent with Okta’s standard RSU vesting periods and terms.

The following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the acquisition of Auth0. Any forward-looking statements contained herein do not take into account the impact of the acquisition.
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

Cost of Revenue and Gross Margin
Cost of Subscription.    Cost of subscription primarily consists of expenses related to hosting our services and providing support. These expenses include employee-related costs associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired technology, and allocated overhead.
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
Cost of Professional Services and Other.    Cost of professional services consists primarily of employee-related costs for our professional services delivery team, travel-related costs, allocated overhead and costs of outside services associated with supplementing our professional services delivery team. The cost of providing professional services has historically been higher than the associated revenue we generate.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts and as we return to in-person sales formats and experiences for future annual user conferences. However, over time, we expect our sales and marketing expenses to decrease as a percentage of our total revenue as our total revenue grows.
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include acquisition-related costs, non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, and all other supporting corporate expenses, such as information technology, not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for the Notes, interest income from our investment holdings, gains and losses from our strategic investments and loss on early extinguishment and conversion of debt.
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
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenue:
Subscription	$240,058	$173,781
Professional services and other	10,948	9,078
Total revenue	251,006	182,859
Cost of revenue:
Subscription(1)	52,398	37,157
Professional services and other(1)	13,725	11,329
Total cost of revenue	66,123	48,486
Gross profit	184,883	134,373
Operating expenses:
Research and development(1)	68,863	48,494
Sales and marketing(1)	146,521	104,043
General and administrative(1)	60,180	34,035
Total operating expenses	275,564	186,572
Operating loss	(90,681)	(52,199)
Interest expense	(22,760)	(10,764)
Interest income and other, net	4,355	4,899
Loss on conversion of debt	(136)	—
Interest and other, net	(18,541)	(5,865)
Loss before provision for (benefit from) income taxes	(109,222)	(58,064)
Provision for (benefit from) income taxes	10	(402)
Net loss	$(109,232)	$(57,662)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cost of subscription revenue	$7,250	$3,975
Cost of professional services and other revenue	2,342	1,811
Research and development	20,093	11,935
Sales and marketing	21,066	11,160
General and administrative	13,361	8,847
Total stock-based compensation expense	$64,112	$37,728

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2021	2020
Revenue
Subscription	96%	95%
Professional services and other	4	5
Total revenue	100	100
Cost of revenue
Subscription	21	21
Professional services and other	5	6
Total cost of revenue	26	27
Gross profit	74	73
Operating expenses
Research and development	28	26
Sales and marketing	58	57
General and administrative	24	19
Total operating expenses	110	102
Operating loss	(36)	(29)
Interest expense	(9)	(6)
Interest income and other, net	1	3
Loss on conversion of debt	—	—
Interest and other, net	(8)	(3)
Loss before provision for (benefit from) income taxes	(44)	(32)
Provision for (benefit from) income taxes	—	—
Net loss	(44)%	(32)%

Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$240,058	$173,781	$66,277	38%
Professional services and other	10,948	9,078	1,870	21
Total revenue	$251,006	$182,859	$68,147	37%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $66.3 million, or 38%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers.
Professional services and other revenue increased by $1.9 million, or 21%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$52,398	$37,157	$15,241	41%
Professional services and other	13,725	11,329	2,396	21
Total cost of revenue	$66,123	$48,486	$17,637	36%
Gross profit	$184,883	$134,373	$50,510	38%
Gross margin:
Subscription	78%	79%
Professional services and other	(25)	(25)
Total gross margin	74	73
Cost of subscription revenue increased by $15.2 million, or 41%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase of $10.2 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $2.2 million in third-party hosting costs as we expanded capacity to support our growth and $1.7 million in software license costs.
Our gross margin for subscription revenue decreased to 78% for the three months ended April 30, 2021 from 79% during the three months ended April 30, 2020. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $2.4 million, or 21%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020, due to an increase of $2.0 million in employee compensation costs due to higher headcount.
Our gross margin for professional services and other revenue remained consistent at (25)% during the three months ended April 30, 2021 and 2020.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$68,863	$48,494	$20,369	42%
Percentage of revenue	28%	26%
Research and development expenses increased $20.4 million, or 42%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $17.1 million in employee compensation costs due to higher headcount.

Sales and Marketing Expenses

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$146,521	$104,043	$42,478	41%
Percentage of revenue	58%	57%
Sales and marketing expenses increased $42.5 million, or 41%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $27.2 million in employee compensation costs related to higher headcount, partially offset by a decrease of $2.0 million in employee-related expenses primarily due to reduced travel-related expenditures resulting from our temporary shift of our sales and marketing activities to a primarily online-only format. Marketing and event costs increased by $13.5 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers, as well as higher production and advertising costs for our virtual format annual customer conference.
General and Administrative Expenses

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$60,180	$34,035	$26,145	77%
Percentage of revenue	24%	19%
General and administrative expenses increased $26.1 million, or 77%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $12.4 million in employee compensation costs primarily related to higher headcount to support our continued growth and an increase of $7.1 million due to acquisition-related costs incurred in the first quarter of fiscal 2022, but not in the first quarter of fiscal 2021.
Interest and Other, Net

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(22,760)	$(10,764)	(11,996)	111%
Interest income and other, net	4,355	4,899	(544)	(11)
Loss on conversion of debt	(136)	—	(136)	—
Interest and other, net	$(18,541)	$(5,865)	$(12,676)	216%
Interest expense increased $12.0 million, or 111%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, due to an increase of $12.7 million and $0.4 million for the 2026 Notes and 2025 Notes, respectively, partially offset by a decrease of $1.1 million for the 2023 Notes, due to the Second Partial Repurchase of 2023 Notes and other conversion activity.
Interest income and other, net decreased $0.5 million, or (11)%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to a decrease of $3.4 million in interest income resulting from lower interest rates, despite higher cash and cash equivalents and short-term investment balances.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2021	2020
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	2,075	1,580
Dollar-based net retention rate for the trailing 12 months ended	120%	121%
Current remaining performance obligations	$898,530	$619,104
Remaining performance obligations	$1,889,805	$1,240,224

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Calculated billings	$364,030	$209,505
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2021, we had over 10,650 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 2,075 and 1,580 as of April 30, 2021 and 2020, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management (“IAM”) infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform.
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
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the Current Period ACV by the Prior Period ACV to arrive at our Dollar-Based Net Retention Rate.
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale.

Remaining Performance Obligations (RPO)
RPO represent all future, non-cancelable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. RPO fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
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
Calculated Billings increased 74% in the three months ended April 30, 2021 over the three months ended April 30, 2020. We implemented operational changes to our billings process in the three months ended April 30, 2021 pursuant to which we billed customers earlier than we would have under our historical billing practices. These changes had a favorable effect on billings in the three months ended April 30, 2021. Absent the impact of the billings process changes, calculated billings would have grown 40% year-over-year. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.
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

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands)
Gross profit	$184,883	$134,373
Add:
Stock-based compensation expense included in cost of revenue	9,592	5,786
Amortization of acquired intangibles	1,593	1,593
Non-GAAP gross profit	$196,068	$141,752
Gross margin	74%	73%
Non-GAAP gross margin	78%	78%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles and acquisition-related expenses.

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands)
Operating loss	$(90,681)	$(52,199)
Add:
Stock-based compensation expense	64,112	37,728
Non-cash charitable contributions	2,024	536
Amortization of acquired intangibles	1,593	1,593
Acquisition-related expenses(1)	7,054	—
Non-GAAP operating loss	$(15,898)	$(12,342)
Operating margin	(36)%	(29)%
Non-GAAP operating margin	(6)%	(7)%

(1)    Acquisition-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.

Non-GAAP Net Loss, Non-GAAP Net Margin and Non-GAAP Net Loss Per Share, Basic and Diluted
We define non-GAAP net loss and non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition-related expenses, amortization of debt discount and debt issuance costs and loss on conversion of debt.
We define non-GAAP net loss per share, basic, as non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.

We define non-GAAP net loss per share, diluted, as non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, non-GAAP net loss per share, diluted, includes the anti-dilutive impact of the Company’s note hedge and capped call agreements on convertible senior notes outstanding. Accordingly, the Company did not record any adjustments to non-GAAP net loss for the potential impact of the convertible senior notes outstanding under the if-converted method.

	Three Months Ended April 30,
	2021	2020(1)
	(dollars in thousands)
Net loss	$(109,232)	$(57,662)
Add:
Stock-based compensation expense	64,112	37,728
Non-cash charitable contributions	2,024	536
Amortization of acquired intangibles	1,593	1,593
Acquisition-related expenses(2)	7,054	—
Amortization of debt discount and debt issuance costs(3)	21,331	10,357
Loss on conversion of debt	136	—
Non-GAAP net loss	$(12,982)	$(7,448)

Net margin	(44)%	(32)%
Non-GAAP net margin	(5)%	(4)%

Weighted-average shares used to compute net loss per share, basic and diluted	131,777	123,494
Non-GAAP weighted-average effect of potentially dilutive securities	—	—
Non-GAAP weighted-average shares used to compute non-GAAP net loss per share, diluted	131,777	123,494

Net loss per share, basic and diluted	$(0.83)	$(0.47)
Non-GAAP net loss per share, basic and diluted(4)	$(0.10)	$(0.06)

(1)        Prior period has been adjusted to conform to the current presentation. See footnote (3) and (4) for additional details.
(2)    Acquisition-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.
(3)     Amortization of debt issuance costs is an adjustment to non-GAAP net loss, effective July 31, 2020. Debt issuance costs included are $0.9 million for the three months ended April 30, 2021 and $0.6 million for the three months ended April 30, 2020.
(4)     The total impact of the adjustments noted in footnote (3) for the period noted in footnote (1) above on non-GAAP net loss per share, basic and diluted is $0.01 for the three months ended April 30, 2020.

Free Cash Flow and Free Cash Flow Margin
We define Free Cash Flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue.

	Three Months Ended April 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$56,075	$38,697
Less:
Purchases of property and equipment	(3,259)	(7,930)
Capitalization of internal-use software costs	(10)	(1,000)
Free cash flow	$52,806	$29,767
Net cash provided by investing activities	$151,905	$50,604
Net cash provided by financing activities	$16,179	$14,167
Free cash flow margin	21%	16%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue and less the change in unbilled receivables during the period.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Total revenue	$251,006	$182,859
Add:
Deferred revenue (end of period)	624,912	398,191
Unbilled receivables (beginning of period)	2,604	1,026
Less:
Unbilled receivables (end of period)	(894)	(1,121)
Deferred revenue (beginning of period)	(513,598)	(371,450)
Calculated billings	$364,030	$209,505
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,690.1 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the issuance of the 2023 Notes, we entered into the Note Hedges with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of Warrants in connection with the issuance of the 2023 Notes.

In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate proceeds of $1,060.0 million, before deducting issuance costs of approximately $19.3 million. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we entered into the 2025 Capped Calls. We used an aggregate amount of $74.1 million of the net proceeds from the sale of the 2025 Notes to purchase the 2025 Capped Calls.
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
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate proceeds of $1,150.0 million, before deducting issuance costs of approximately $15.2 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we entered into the 2026 Capped Calls. We used an aggregate amount of $134.0 million of the net proceeds from the sale of the 2026 Notes to purchase the 2026 Capped Calls.
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
Through April 30, 2021, we converted and settled approximately $27.6 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $17.9 million principal amount of 2023 Notes. In connection with these transactions, we issued approximately 0.6 million shares of Class A common stock and received approximately 0.3 million shares of Class A common stock, accompanied by immaterial cash payments.
During the three months ended April 30, 2021, we received additional conversion requests, and approximately $2.9 million aggregate principal amount of the 2023 Notes were primarily settled in shares of Class A common stock during the three months ending July 31, 2021. No requests to convert material amounts of 2023 Notes or 2025 Notes are currently outstanding.
As of April 30, 2021, we exercised Note Hedges corresponding to approximately $9.6 million principal amount of 2023 Notes expected to be settled in the second quarter of fiscal 2022, and subsequent to April 30, 2021, we further exercised an immaterial amount of Note Hedges.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, we had deferred revenue of

$624.9 million, of which $613.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
On March 3, 2021, we and Auth0 entered into the Merger Agreement, pursuant to which, effective on the Closing Date, Auth0 became a direct, wholly owned subsidiary. The effect the Acquisition had on our liquidity, financial condition and results of operations will be reflected in our financial information beginning in the second quarter of fiscal 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$56,075	$38,697
Net cash provided by investing activities	151,905	50,604
Net cash provided by financing activities	16,179	14,167
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	647	(1,128)
Net increase in cash, cash equivalents and restricted cash	$224,806	$102,340
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023, 2025 and 2026 Notes in February 2018, September 2019 and June 2020, respectively, and from our initial public offering (“IPO”) in April 2017.
During the three months ended April 30, 2021, cash provided by operating activities was $56.1 million primarily due to our net loss of $109.2 million, adjusted for non-cash charges of $107.9 million and net cash inflows of $57.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $111.3 million increase in deferred revenue and a $5.1 million decrease in operating lease right-of-use assets, partially offset by a $22.7 million increase in accounts receivable, a $14.9 million increase in deferred commissions, a $11.2 million decrease in accounts payable, accrued compensation and accrued other expenses, a $6.3 million decrease in operating lease liabilities and a $3.9 million increase in prepaid expenses and other assets.
During the three months ended April 30, 2020, cash provided by operating activities was $38.7 million primarily due to our net loss of $57.7 million, adjusted for non-cash charges of $62.8 million and net cash inflows of $33.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred commissions and depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments. The primary drivers of the changes in operating assets and liabilities related to a $26.7 million increase in deferred revenue, a $18.3 million decrease in accounts receivable, a $6.9 million increase in accounts payable and accrued compensation, and a $4.1 million decrease in operating lease right-of-use assets, partially offset by a $11.9 million increase in deferred commissions, a $4.3 million decrease in operating lease liabilities, a $3.5 million increase in prepaid expenses and other assets and a $2.8 million decrease in accrued expenses and other liabilities.
Investing Activities
Net cash provided by investing activities during the three months ended April 30, 2021 of $151.9 million was primarily attributable to proceeds from the sales and maturities of investments of $344.8 million, partially offset by purchases of investments of $189.5 million and purchases of property and equipment of $3.3 million to support additional office space and headcount.
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
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2021 of $16.2 million was primarily attributable to proceeds from the exercise of stock options of $16.2 million.
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
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the three months ended April 30, 2021, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,690.1 million as of April 30, 2021, of which $2,218.8 million was invested in money market funds, U.S. treasury securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through April 30, 2021, we received and completed requests to convert approximately $27.6 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $17.9 million principal amount of 2023 Notes.
In the first quarter of fiscal 2022, we received additional conversion requests, and approximately $2.9 million aggregate principal amount of the 2023 Notes were primarily settled in shares of Class A common stock in the second quarter of fiscal 2022. Additionally, we exercised Note Hedges corresponding to approximately $9.6 million principal amount of 2023 Notes expected to be settled in the second quarter of fiscal 2022, and subsequent to April 30, 2021, we further exercised an immaterial amount of Note Hedges. No requests to convert material amounts of 2023 Notes or 2025 Notes are currently outstanding.
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
The 2023 Notes, 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.25%, 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 4 to our condensed consolidated financial statements for more information.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements “Commitments and Contingencies” for information related to legal proceedings.

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
•There are risks related to our ability to successfully integrate Auth0, Inc. (“Auth0”) and realize potential benefits from the acquisition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 46.5% of the voting power of our capital stock as of April 30, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
In December 2019, a novel coronavirus (“COVID-19”) was reported in China, in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern and in March 2020, the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, resulting in an economic downturn that became a global recession. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, related public health measures, and their impact on the global economy, our customers, employees and vendors. While some governments around the world have started to lift restrictions and vaccine distributions have begun, there remains significant uncertainty around the recovery due to the challenging logistics of distributing the vaccines globally, as well as the unknown impact of the new variants of COVID-19. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.

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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the efficacy, global availability and acceptance of COVID-19 vaccines, the severity and transmission rate of the virus, and emerging variants, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors as well as the global economy. Despite our best efforts to manage the impact of such events effectively, our business still may be harmed.
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
•increase our network of channel partners, which include resellers, system integrators and other distribution partners and independent software vendors (“ISVs”);
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
We have incurred significant net losses in each year since our inception, including net losses of $125.5 million, $208.9 million and $266.3 million in fiscal 2019, 2020 and 2021, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as a result of the Auth0 acquisition, and as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,379 employees as of April 30, 2020 to 3,056 employees as of April 30, 2021. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.

We have established international offices, including offices in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we plan to continue to expand our international operations into other countries in the future. Moreover, we have added several additional offices through our acquisition of Auth0. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
•changes in remaining performance obligations (“RPO”) due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), or effectively manage the combined business following the acquisition.
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
In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition could suffer. For further risks related to our acquisition of Auth0, please see below under “Risks Related to the Acquisition of Auth0.”
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the United Kingdom, the Netherlands, Sweden, France, Germany, Canada, Australia, Singapore and Japan, and we plan to expand our international operations. We also have added several additional offices outside the United States through our acquisition of Auth0.
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
Risks Related to the Acquisition of Auth0
The acquisition of Auth0 may cause a disruption in our business.
The acquisition of Auth0 (the “Acquisition”) could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The transition and integration of Auth0 may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
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
We and Auth0 have operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we are not able to successfully integrate Auth0’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Auth0’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Auth0’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
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
In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We may incur significant, non‑recurring costs in connection with the Acquisition and integrating the operations of Okta and Auth0, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the long term or at all.
Purchase price accounting in connection with our Acquisition requires estimates that may be subject to change and could impact our condensed consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for Auth0 will be allocated to the underlying Auth0 tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date is preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the condensed consolidated financial statements and the combined company’s future results of operations and financial position.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, which broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”) into law. The CPRA will take substantial effect on January 1, 2023 with enforcement scheduled for July 1, 2023 and will significantly modify the CCPA and create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent United States federal privacy legislation, which could increase our potential liability and adversely affect our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, restrict our business operations, or increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Such laws and regulations may require companies to implement privacy and security policies, permit users to exercise various data rights, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.
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
We are subject to the EU General Data Protection Regulation 2016/679 (“GDPR”) that took effect on May 25, 2018, and, as a result of the United Kingdom’s exit from the European Union, as of January 1, 2021, the UK General Data Protection Regulation and Data Protection Act 2018 (“UK Data Protection Laws”). The GDPR and UK Data Protection Laws have enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. The UK Data Protection Laws mirror the fines under the GDPR. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate EU laws and regulations (and member states’ implementations of them) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with any new obligations and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the SCCs (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States.
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
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
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
Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenue for that period, but will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized over the applicable service period. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), will depend on contract-specific terms and may result in greater variability in revenue from period to period.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase.
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
Accounting principles generally accepted in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 46.5% of the voting power of our capital stock as of April 30, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2021, our directors, executive officers, and their affiliates, held in the aggregate 46.5% the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, we have options outstanding that, if fully exercised, would result in the issuance of shares of our Class A and Class B common stock. We also have restricted stock units (“RSUs”) outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act of 1933, as amended (“Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
Since February 2018, we have issued convertible notes due in 2023 (“2023 Notes”), 2025 (“2025 Notes”) and 2026 (“2026 Notes” and together with the 2023 Notes and 2025 Notes, the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of April 30, 2021, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between May 1, 2021 and July 31, 2021. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. From the date of their respective issuances through April 30, 2021, the conditions allowing holders of the 2025 Notes and the 2026 Notes, respectively, to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes and 2025 Notes were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2021.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through April 30, 2021, Note Hedges corresponding to approximately 6.5 million shares have been terminated or settled. As of April 30, 2021, Note Hedges giving us the option to purchase approximately 0.7 million shares (subject to adjustment) remained outstanding. Through April 30, 2021, we have terminated Warrants corresponding to approximately 6.1 million shares. As of April 30, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

In addition, in connection with the issuance of the 2025 Notes and 2026 Notes, we entered into capped call transactions (“Capped Calls”) with certain financial institutions (the 2025 Notes and 2026 Notes Capped Call Counterparties and together with the 2023 Notes Option Counterparties, the “Option Counterparties”). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, we recently announced that our Chief Financial Officer is stepping down from his role and a new interim Chief Financial Officer has been appointed effective June 1, 2021. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
2.1	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Okta, Inc., Auth0, Inc., Ardbeg Merger Sub, Inc., and Fortis Advisors LLC.	Exhibit 2.1 to Form 8-K filed on May 10, 2021
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

May 26, 2021	/s/	Michael Kourey
Michael Kourey
Chief Financial Officer

May 26, 2021	/s/	Christopher K. Kramer
Christopher K. Kramer
Chief Accounting Officer