Form 10-Q
period 2021-07-31
Okta, Inc.
filed 2021-09-02
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 30, 2021, the number of shares of registrant’s Class A common stock outstanding was 147,615,421 and the number of shares of the registrant’s Class B common stock outstanding was 7,047,365.

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
•the impact of recent accounting pronouncements on our financial statements; and
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc. (“Auth0“).
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2021	January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,265	$434,607
Short-term investments	2,243,638	2,121,584
Accounts receivable, net of allowances of $2,842 and $3,451	238,478	194,818
Deferred commissions	54,526	45,949
Prepaid expenses and other current assets	115,251	81,609
Total current assets	2,877,158	2,878,567
Property and equipment, net	61,858	62,783
Operating lease right-of-use assets	146,492	149,604
Deferred commissions, noncurrent	129,671	108,555
Intangible assets, net	337,786	27,009
Goodwill	5,338,116	48,023
Other assets	41,014	24,256
Total assets	$8,932,095	$3,298,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,414	$8,557
Accrued expenses and other current liabilities	80,463	53,729
Accrued compensation	85,126	71,906
Convertible senior notes, net	15,723	908,684
Deferred revenue	721,808	502,738
Total current liabilities	912,534	1,545,614
Convertible senior notes, net, noncurrent	1,772,511	857,387
Operating lease liabilities, noncurrent	171,141	179,518
Deferred revenue, noncurrent	15,489	10,860
Other liabilities, noncurrent	18,230	11,375
Total liabilities	2,889,905	2,604,754
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 147,446 and 122,824 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	15	12
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,075 and 8,159 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	7,391,169	1,656,096
Accumulated other comprehensive income	4,375	5,390
Accumulated deficit	(1,353,370)	(967,456)
Total stockholders’ equity	6,042,190	694,043
Total liabilities and stockholders' equity	$8,932,095	$3,298,797
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$303,121	$190,689	$543,179	$364,470
Professional services and other	12,379	9,757	23,327	18,835
Total revenue	315,500	200,446	566,506	383,305
Cost of revenue:
Subscription	84,457	39,501	136,855	76,658
Professional services and other	16,649	11,646	30,374	22,975
Total cost of revenue	101,106	51,147	167,229	99,633
Gross profit	214,394	149,299	399,277	283,672
Operating expenses:
Research and development	122,407	53,866	191,270	102,360
Sales and marketing	198,350	98,322	344,871	202,365
General and administrative	157,077	42,499	217,257	76,534
Total operating expenses	477,834	194,687	753,398	381,259
Operating loss	(263,440)	(45,388)	(354,121)	(97,587)
Interest expense	(22,872)	(16,931)	(45,632)	(27,695)
Interest income and other, net	2,211	3,960	6,566	8,859
Loss on early extinguishment and conversion of debt	(43)	(2,174)	(179)	(2,174)
Interest and other, net	(20,704)	(15,145)	(39,245)	(21,010)
Loss before benefit from income taxes	(284,144)	(60,533)	(393,366)	(118,597)
Benefit from income taxes	(7,462)	(433)	(7,452)	(835)
Net loss	$(276,682)	$(60,100)	$(385,914)	$(117,762)

Net loss per share, basic and diluted	$(1.83)	$(0.48)	$(2.72)	$(0.94)

Weighted-average shares used to compute net loss per share, basic and diluted	151,357	126,319	141,720	124,922

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(276,682)	$(60,100)	$(385,914)	$(117,762)
Other comprehensive income:
Net change in unrealized gains or losses on available-for-sale securities	(353)	(1,064)	(1,166)	3,570
Foreign currency translation adjustments	(882)	2,843	151	1,059
Other comprehensive income (loss)	(1,235)	1,779	(1,015)	4,629
Comprehensive loss	$(277,917)	$(58,321)	$(386,929)	$(113,133)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Common stock and additional paid-in capital:
Balance, beginning of period	$1,753,856	$1,168,140	$1,656,109	$1,105,576
Issuance of common stock and value of equity awards assumed in connection with business combination	5,409,344	—	5,409,344	—
Issuance of common stock upon exercise of stock options and other activity, net	34,697	28,046	52,911	42,754
Issuance of common stock for bonus settlement	—	—	—	9,818
Stock-based compensation	187,923	48,808	252,035	86,846
Equity component of convertible senior notes, net of issuance costs	—	306,232	—	306,232
Equity component of early extinguishment and conversion of convertible senior notes	5,364	61,664	20,784	61,664
Proceeds from hedges related to convertible senior notes	1	195,046	2	195,046
Payments for warrants related to convertible senior notes	—	(175,399)	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	(133,975)	—	(133,975)
Balance, end of period	7,391,185	1,498,562	7,391,185	1,498,562

Accumulated deficit:
Balance, beginning of period	(1,076,688)	(758,786)	(967,456)	(701,124)
Net loss	(276,682)	(60,100)	(385,914)	(117,762)
Balance, end of period	(1,353,370)	(818,886)	(1,353,370)	(818,886)

Accumulated other comprehensive income:
Balance, beginning of period	5,610	3,742	5,390	892
Other comprehensive income (loss)	(1,235)	1,779	(1,015)	4,629
Balance, end of period	4,375	5,521	4,375	5,521
Total stockholders’ equity	$6,042,190	$685,197	$6,042,190	$685,197

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(385,914)	$(117,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	251,826	86,106
Depreciation, amortization and accretion	44,903	12,691
Amortization of debt discount and issuance costs	42,780	26,330
Amortization of deferred commissions	25,135	18,077
Deferred income taxes	(11,506)	(1,915)
Non-cash charitable contributions	3,663	2,417
Loss on early extinguishment and conversion of debt	179	2,174
Other, net	(5,561)	1,435
Changes in operating assets and liabilities:
Accounts receivable	(14,798)	18,626
Deferred commissions	(55,102)	(30,332)
Prepaid expenses and other assets	718	(7,622)
Operating lease right-of-use assets	10,732	8,972
Accounts payable	(2,044)	810
Accrued compensation	(6,507)	15,045
Accrued expenses and other liabilities	10,092	(3,131)
Operating lease liabilities	(13,489)	(7,663)
Deferred revenue	158,360	25,369
Net cash provided by operating activities	53,467	49,627
Cash flows from investing activities:
Capitalization of internal-use software costs	(378)	(2,326)
Purchases of property and equipment	(4,034)	(10,669)
Purchases of securities available for sale and other	(923,620)	(1,029,281)
Proceeds from maturities and redemption of securities available for sale	763,607	280,395
Proceeds from sales of securities available for sale and other	906	89,620
Payments for business acquisition, net of cash acquired	(148,042)	—
Net cash used in investing activities	(311,561)	(672,261)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,135,418
Payments for repurchases and conversions of convertible senior notes	(15)	(181)
Proceeds from hedges related to convertible senior notes	2	195,046
Payments for warrants related to convertible senior notes	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	(133,975)
Proceeds from stock option exercises	31,829	27,517
Proceeds from shares issued in connection with employee stock purchase plan	17,417	12,821
Net cash provided by financing activities	49,233	1,061,247
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	193	578
Net increase (decrease) in cash, cash equivalents and restricted cash	(208,668)	439,191
Cash, cash equivalents and restricted cash at beginning of period	448,630	531,953
Cash, cash equivalents and restricted cash at end of period	$239,962	$971,144

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$2,864	$841
Income taxes	1,642	393
Non-cash activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	5,409,344	—
Issuance of common stock for repurchases and conversions of convertible senior notes	126,144	260,368
Benefit from exercise of hedges related to convertible senior notes	79,641	—
Operating lease right-of-use assets exchanged for lease liabilities	7,696	41,388
Property and equipment acquired through tenant improvement allowance	—	3,852
Issuance of common stock for bonus settlement	—	9,818

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$225,265	$957,234
Restricted cash, current included in prepaid expenses and other current assets	5,037	2,217
Restricted cash, noncurrent included in other assets	9,660	11,693
Total cash, cash equivalents and restricted cash	$239,962	$971,144

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
The condensed consolidated balance sheet as of January 31, 2021, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2022 or any future period. The condensed consolidated financial statements include the results of operations for Auth0, Inc. from the acquisition date of May 3, 2021 to July 31, 2021. See Note 3 for additional details.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand alone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of its convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, the valuation of goodwill and acquired intangible assets and their useful lives and the valuation of certain equity awards assumed.
In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the three and six months ended July 31, 2021 and 2020. As events continue to evolve and additional information becomes available, the Company’s assumptions and estimates may change materially in future periods.

2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2021. The Company has updated and further described its accounting policies for business combinations and strategic investments below. There have been no other significant changes to the Company’s significant accounting policies for the six months ended July 31, 2021.
Business Combinations
When the Company acquires a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from subscription contracts, professional services contracts, other customer contracts and acquired developed technologies;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;
•obsolescence curves and other useful life assumptions, such as the period of time and intended use of acquired intangible assets in the Company’s product offerings;
•discount rates;
•uncertain tax positions and tax-related valuation allowances; and
•fair value of assumed equity awards.
These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
3. Business Combination
On May 3, 2021, the Company acquired all outstanding shares of privately-held Auth0, an Identity-as-a-Service company. The Company expects to combine Auth0’s developer-centric identity solution with the Company’s Okta Identity Cloud to drive synergies, product options and value for current and future customers. The acquisition date fair value of the consideration transferred for Auth0 was approximately $5,671.0 million, which consisted of the following (in thousands):

Estimated Fair Value
(unaudited)
Cash	$257,010
Common stock issued	5,175,623
Fair value of outstanding employee equity awards assumed	238,389
Total consideration	$5,671,022
Cash consideration of $257.0 million includes $3.8 million held back as partial security for post-closing true-up adjustments as well as indemnification claims made within one year of the acquisition date.
Approximately 19.2 million shares of common stock valued at $5,175.6 million were issued to selling stockholders, which includes approximately 1.1 million shares valued at $294.6 million held back as partial security for post-closing true-up adjustments as well as any indemnification claims made within one year of the acquisition date.
The Company entered into revesting agreements with Auth0’s founders pursuant to which approximately 1.2 million additional shares of Okta’s Class A common stock issued to the founders as of the closing date will vest over three years. The $332.1 million fair value of the unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense.

The Company issued replacement equity awards with a fair value of $655.1 million, of which $238.4 million was allocated to the purchase consideration as it is attributable to pre-combination services rendered and $416.7 million was allocated to post-combination services and will be expensed over the remaining service periods as stock-based compensation. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The Company also converted certain equity awards to unvested restricted cash awards totaling $13.5 million that will be expensed over the remaining service periods.
See Note 12 for a discussion of amounts related to post-combination services that will be expensed over the remaining service periods as stock-based compensation.
Acquisition costs of $29.0 million related to Auth0 were expensed by the Company in general and administrative expenses in its condensed consolidated statement of operations for the three and six months ended July 31, 2021.
The transaction was accounted for as a business combination. The total purchase price of $5,671.0 million was allocated using information currently available to the Company. As a result, the Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values is as follows (in thousands):

Estimated Fair Value
(unaudited)
Cash and cash equivalents	$107,425
Accounts receivable	28,572
Prepaid expenses and other current assets	12,748
Property and equipment, net	1,928
Operating lease right-of-use assets	6,873
Other assets	6,375
Intangible assets	334,300
Accounts payable	(3,610)
Accrued expenses and other current liabilities	(10,946)
Accrued compensation	(19,187)
Deferred revenue	(65,339)
Operating lease liabilities, noncurrent	(5,694)
Other liabilities, noncurrent	(12,515)
Net assets acquired	$380,930
The excess of purchase consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was $5,290.1 million and was recorded as goodwill, which is primarily attributable to expected synergies in sales opportunities across complementary products, customers and geographies, cross-selling opportunities, and improvements in the selling process. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimate Useful Life (in years)	Amount
	(unaudited)
Developed technology	5 years	$172,000
Customer relationships	2 - 6 years	140,900
Trade name	5 years	21,400
Total identifiable intangible assets		$334,300

Developed technology represents the estimated fair value of the features underlying the Auth0 products as well as the platform supporting and providing services to Auth0 customers. Customer relationships represents the estimated fair value of the underlying relationships with Auth0 customers, including the fair value of unbilled and unrecognized contracts yet to be fulfilled. Trade name represents the estimated fair value of the Auth0 brand.
Revenue and earnings of Auth0 included in the Company’s consolidated income statement from the acquisition date through July 31, 2021 are as follows (in thousands):

For the period
May 3, 2021 to July 31, 2021
(unaudited)
Revenue	$37,606
Net loss	(150,335)
Pro forma consolidated revenue and earnings for the three and six months ended July 31, 2021 and 2020, calculated as if Auth0 had been acquired as of February 1, 2020 are as follows (in thousands):

	Pro Forma Consolidated Statement of Operations Data
	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Revenue	$320,532	$225,596	$610,295	$428,668
Net loss	(214,738)	(158,167)	(414,569)	(346,400)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Auth0 to reflect certain business combination and one-time accounting effects such as fair value adjustment of deferred revenue, amortization expense from acquired intangible assets, stock-based compensation expense for unvested equity awards assumed, deferred commissions, release of deferred tax asset valuation allowance and acquisition costs as though the acquisition occurred as of the beginning of the Company’s fiscal 2021. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of July 31, 2021 and January 31, 2021 were as follows (in thousands):

	As of July 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$58,546	$—	$—	$58,546
Total cash equivalents	58,546	—	—	58,546
Short-term investments:
U.S. treasury securities	2,021,561	810	(56)	2,022,315
Corporate debt securities	221,267	101	(45)	221,323
Total short-term investments	2,242,828	911	(101)	2,243,638
Total	$2,301,374	$911	$(101)	$2,302,184

	As of January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	1,888,882	1,571	(22)	1,890,431
Corporate debt securities	230,726	429	(2)	231,153
Total short-term investments	2,119,608	2,000	(24)	2,121,584
Total	$2,430,865	$2,000	$(24)	$2,432,841

All short-term investments were designated as available-for-sale securities as of July 31, 2021 and January 31, 2021.
The following table presents the contractual maturities of the Company’s short-term investments as of July 31, 2021 (in thousands):

	As of July 31, 2021
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,312,391	$1,312,979
Due between one to five years	930,437	930,659
Total	$2,242,828	$2,243,638
As of July 31, 2021 and January 31, 2021, the Company included nil of unsettled purchases of short-term investments in Accrued expenses and other current liabilities on the condensed consolidated balance sheets and included $50.0 million and $31.0 million, respectively, of unsettled maturities of short-term investments in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company included $8.4 million and $10.5 million of interest receivable in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2021 and January 31, 2021 because such potential losses were not material.
The Company had 53 and 10 short-term investments in unrealized loss positions as of July 31, 2021 and January 31, 2021, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2021 or 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of July 31, 2021 and January 31, 2021.
Strategic Investments
The Company's investments also include strategic equity investments in privately held companies, which do not have a readily determinable fair value. As of July 31, 2021 and January 31, 2021, the balance of such strategic investments was $10.3 million and $3.1 million, respectively.
During the three and six months ended July 31, 2021, the Company recorded $2.4 million and $5.3 million, respectively, of realized gain and unrealized adjustments in the carrying values of strategic investments. All gains and losses on strategic investments, whether realized or unrealized, are recognized in Interest and other, net on the condensed consolidated statements of operations.
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

	As of July 31, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$58,546	$—	$—	$58,546
Total cash equivalents	58,546	—	—	58,546
Short-term investments:
U.S. treasury securities	—	2,022,315	—	2,022,315
Corporate debt securities	—	221,323	—	221,323
Total short-term investments	—	2,243,638	—	2,243,638
Total cash equivalents and short-term investments	$58,546	$2,243,638	$—	$2,302,184

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	—	1,890,431	—	1,890,431
Corporate debt securities	—	231,153	—	231,153
Total short-term investments	—	2,121,584	—	2,121,584
Total cash equivalents and short-term investments	$311,257	$2,121,584	$—	$2,432,841
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2021
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$15,868	$86,375
2025 convertible senior notes	$902,955	$1,550,924
2026 convertible senior notes	$890,431	$1,457,752
(1)     Before unamortized debt issuance costs.
The principal amounts of the 2023 convertible senior notes (“2023 Notes”), the 2025 convertible senior notes (“2025 Notes”), and the 2026 convertible senior notes (“2026 Notes”, and together with the 2023 Notes and 2025 Notes, the “Notes”) are $17.2 million, $1,060.0 million, and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts, before unamortized debt issuance costs, represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are

Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of July 31, 2021, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of the Company’s common stock of $247.79 on July 31, 2021, the if-converted values of the 2023 Notes, 2025 Notes and 2026 Notes exceeded the principal amounts of $17.2 million, $1,060.0 million and $1,150.0 million, respectively.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $40.0 million and $18.4 million in the three months ended July 31, 2021 and 2020, respectively, and $54.9 million and $30.3 million in the six months ended July 31, 2021 and 2020, respectively. Amortization of contract costs was $13.3 million and $9.4 million for the three months ended July 31, 2021 and 2020, respectively, and $25.1 million and $18.1 million for the six months ended July 31, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of July 31, 2021 and January 31, 2021, goodwill was $5,338.1 million and $48.0 million, respectively. During the three months ended July 31, 2021, the Company recorded $5,290.1 million of goodwill in connection with the Auth0 acquisition that was completed in May 2021. See Note 3 for further details. No goodwill impairments were recorded during the three and six months ended July 31, 2021 and 2020.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2021
	Gross	Accumulated Amortization	Net
	(unaudited)
Capitalized internal-use software costs	$30,819	$(21,966)	$8,853
Purchased developed technology	200,800	(24,415)	176,385
Customer relationships	140,900	(8,800)	132,100
Trade name	21,400	(1,070)	20,330
Software licenses	239	(121)	118
	$394,158	$(56,372)	$337,786

	As of January 31, 2021
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$30,259	$(19,478)	$10,781
Purchased developed technology	28,800	(12,694)	16,106
Software licenses	126	(4)	122
	$59,185	$(32,176)	$27,009
During the three months ended July 31, 2021, the Company recorded $334.3 million of intangible assets in connection with the Auth0 acquisition. See Note 3 for further details.

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	July 31, 2021	January 31, 2021
(unaudited)
Purchased developed technology	4.6 years	3.1 years
Customer relationships	4.4 years	—
Trade name	4.8 years	—
Amortization expense of intangible assets for the three months ended July 31, 2021 and 2020 was $21.3 million and $2.8 million, respectively, and $24.2 million and $5.6 million for the six months ended July 31, 2021 and 2020, respectively.
The expected future amortization expense for acquired intangible assets in connection with the Auth0 acquisition, as of July 31, 2021, is as follows (in thousands):

Fiscal Period:	(unaudited)
Remaining six months of fiscal 2022	$36,939
Fiscal 2023	73,878
Fiscal 2024	64,391
Fiscal 2025	61,228
Fiscal 2026	59,222
Thereafter	20,172
Total amortization expense	$315,830
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $245.4 million and $165.0 million, respectively, and $359.3 million and $261.9 million in the six months ended July 31, 2021 and 2020, respectively. Professional services and other revenue recognized in the three and six months ended July 31, 2021 and 2020 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2021, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,236.4 million. Of this amount, the Company expects to recognize revenue of approximately $1,098.5 million, or 49%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of July 31, 2021 were not material.

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
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of July 31, 2021, $17.2 million of principal remained outstanding on the 2023 Notes.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended July 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending October 31, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2021.
During the six months ended July 31, 2021, the Company issued approximately 0.5 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $23.0 million principal amount of 2023 Notes. The loss on early note conversion was not material. During the three months ended July 31, 2021, the Company received additional conversion requests, and an immaterial aggregate principal amount of the 2023 Notes was settled in cash during the fiscal quarter ending October 31, 2021. No requests to convert material amounts of the 2023 Notes are currently outstanding.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$14	$52	$34	$127
Amortization of debt issuance costs	24	90	62	217
Amortization of debt discount	241	958	624	2,328
Total	$279	$1,100	$720	$2,672

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

The 2023 Notes, net consisted of the following (in thousands):

As of July 31, 2021
(unaudited)
Liability component:
Principal	$17,230
Less: unamortized debt issuance costs and debt discount	(1,507)
Net carrying amount	$15,723

As of July 31, 2021
(unaudited)
Equity component:
2023 Notes	$3,993
Less: issuance costs	(116)
Carrying amount of the equity component(1)	$3,877
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
During the six months ended July 31, 2021, the Company exercised and net-share-settled Note Hedges corresponding to approximately $20.0 million principal amount of 2023 Notes and received approximately 0.3 million shares of Class A common stock and an immaterial cash payment. As of July 31, 2021, the Company had additionally exercised Note Hedges corresponding to approximately $3.0 million principal amount of 2023 Notes that are expected to be net-share-settled in the three months ending October 31, 2021.
As of July 31, 2021, Note Hedges giving the Company the option to purchase approximately 0.4 million shares (subject to adjustment), which excludes the exercised portion expected to be net-share-settled in the three months ending October 31, 2021, remained outstanding.

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
As of July 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.

On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2021, the conditions allowing holders of the 2025 Notes to convert during the three months ending October 31, 2021 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of July 31, 2021. No requests to convert material amounts of the 2025 Notes are currently outstanding.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2021, the Company did not redeem any of the 2025 Notes.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$331	$331	$662	$662
Amortization of debt issuance costs	568	518	1,124	1,024
Amortization of debt discount	8,790	8,440	17,490	16,794
Total	$9,689	$9,289	$19,276	$18,480
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

The 2025 Notes, net consisted of the following (in thousands):

As of July 31, 2021
(unaudited)
Liability component:
Principal	$1,059,997
Less: unamortized debt issuance costs and debt discount	(168,354)
Net carrying amount	$891,643

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2021, the Company did not redeem any of the 2026 Notes.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$1,078	$575	$2,156	$575
Amortization of debt issuance costs	352	165	692	165
Amortization of debt discount	11,474	5,802	22,788	5,802
Total	$12,904	$6,542	$25,636	$6,542
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

The 2026 Notes, net consisted of the following (in thousands):

As of July 31, 2021
(unaudited)
Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(269,132)
Net carrying amount	$880,868

At Issuance
Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
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
Operating lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Operating lease cost(1)	$9,621	$8,334	$18,458	$15,704
(1) Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 6.3 years and 6.8 years as of July 31, 2021 and January 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.5% and 5.6%, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of July 31, 2021
(unaudited)
2022	$17,409
2023	40,744
2024	40,588
2025	37,622
2026	27,711
Thereafter	73,135
Total lease payments	237,209
Less imputed interest	(39,227)
Total operating lease liabilities	$197,982
Cash payments included in the measurement of the Company’s operating lease liabilities were $10.0 million and $7.8 million for the three months ended July 31, 2021 and 2020, respectively, and $19.1 million and $15.0 million in the six months ended July 31, 2021 and 2020, respectively.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $10.8 million and $11.2 million were issued and outstanding as of July 31, 2021 and January 31, 2021, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $8.6 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2021.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)
Cost of revenue
Subscription	$13,138	$5,164	$20,388	$9,139
Professional services and other	3,161	2,000	5,503	3,811
Research and development	53,332	14,953	73,425	26,888
Sales and marketing	41,288	13,165	62,354	24,325
General and administrative	76,795	13,112	90,156	21,959
Total	$187,714	$48,394	$251,826	$86,122

Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0, Inc. equity incentive plans as described below. All shares that remain available for future grants are under the 2017 Plan. As of July 31, 2021, options to purchase 2,849,312 shares of Class A common stock and 6,227,690 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
July 31, 2021
(unaudited)
Stock options and unvested RSUs outstanding	14,379,018
Available for future stock option and RSU grants	24,393,449
Available for ESPP	5,854,767
44,627,234
Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	8,250,113	$18.93	5.6	$1,980,668
Granted	2,547,223	92.82
Exercised	(1,566,592)	20.73
Canceled	(153,742)	141.64
Outstanding as of July 31, 2021 (unaudited)	9,077,002	$37.28	5.8	$1,928,223
As of July 31, 2021
Vested and exercisable (unaudited)	7,062,746	$12.33	5.0	$1,663,336
As of July 31, 2021, there was a total of $293.8 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2021	4,452,107	$122.90
Granted	2,644,626	244.77
Vested	(1,324,228)	120.10
Forfeited	(470,489)	145.19
Outstanding as of July 31, 2021 (unaudited)	5,302,016	$182.44
As of July 31, 2021, there was $881.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.

Equity Awards Issued in Connection with Business Combination
In connection with the May 3, 2021 Auth0 acquisition described in Note 3, the Company assumed the Auth0, Inc. 2014 Equity Incentive Plan and the Auth0, Inc. Phantom Unit Plan (together, the “Auth0 Plans”) and certain outstanding options to purchase Auth0 common stock, RSUs settleable into shares of Auth0 common stock, and phantom units under the Auth0 Plans. Certain assumed securities were converted into options (which in certain instances were automatically net exercised) or RSUs, as applicable, for shares of the Company’s Class A common stock, subject to adjustment as set forth in the Merger Agreement. Such assumed and converted options and RSUs will continue to be outstanding and will be governed by the provisions of the Auth0 Plans.

Activity under the Auth0 Plans is included in the summaries of stock option and RSU activity above. Included in the Granted total in the stock options activity table above are 1,850,079 options assumed at a weighted average exercise price per share of $24.21. Included in the Granted total in the RSU activity table above are 743,718 RSUs assumed at a weighted average grant date fair value per share of $269.70.

The Company entered into revesting agreements with Auth0’s founders pursuant to which 1,231,372 restricted shares of Okta’s Class A common stock with a fair value per share of $269.70 issued to the founders as of the closing date will vest over three years. As of July 31, 2021, there was $305.1 million of unrecognized stock-based compensation expense related to unvested restricted stock, which is being recognized over a weighted-average period of 2.8 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended July 31,
	2021	2020

(unaudited)
Expected volatility	47%- 48%	50% - 54%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.06% - 0.09%	0.17% - 0.18%
Expected dividend yield	—	—

During the three and six months ended July 31, 2021, the Company’s employees purchased 88,160 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $197.60 per share, with total proceeds of $17.4 million.
As of July 31, 2021, there was $16.5 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.8 years.
13. Income Taxes
For the three and six months ended July 31, 2021, the Company recorded a tax benefit of $7.5 million and $7.5 million on pretax losses of $284.1 million and $393.4 million, respectively. The effective tax rate for the three and six months ended July 31, 2021 was approximately 2.6% and 1.9%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the Auth0 acquisition, a remeasurement of deferred tax assets in connection with a tax rate change in the United Kingdom, and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
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
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(263,151)	$(13,531)	$(56,090)	$(4,010)	$(364,976)	$(20,938)	$(109,774)	$(7,988)
Denominator:
Weighted-average shares outstanding, basic and diluted	143,955	7,402	117,891	8,428	134,031	7,689	116,449	8,473
Net loss per share, basic and diluted	$(1.83)	$(1.83)	$(0.48)	$(0.48)	$(2.72)	$(2.72)	$(0.94)	$(0.94)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2021	2020
	(unaudited)
Issued and outstanding stock options	9,077	9,919
Unvested RSUs issued and outstanding	5,302	5,262
Unvested restricted stock awards issued and outstanding	1,231	—
Shares committed under the ESPP	227	141
Shares related to the 2023 Notes	356	1,048
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820
	27,678	27,855
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three months ended July 31, 2021, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.
15. Subsequent Events
On August 2, 2021, the Company completed its acquisition of Townsend Street Labs, Inc. (“atSpoke”), a modern workplace operations platform. The Company provided total consideration, subject to final adjustments, of $89.0 million consisting of cash and the Company’s Class A common stock. An agreed upon amount of consideration was held back by the Company to secure the indemnification obligations of the selling stockholders.

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
As of July 31, 2021, more than 13,050 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2021, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Impact of Coronavirus (COVID-19) Pandemic

The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, related public health measures, the manufacture, distribution, efficacy and public acceptance of treatments and vaccines, and their impact on the macroeconomy, our current and prospective customers, employees and vendors. None of these impacts can be predicted with certainty.

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the six months ended July 31, 2021. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. For most of fiscal 2021, we established mandatory work-from-home procedures for our global office locations, and our employees had the necessary tools and technology to remain connected and productive. In addition, in fiscal 2021 we shifted our customer, employee and industry events, including our annual user conference to virtual-only formats, resulting in cost savings. We further experienced cost savings driven by reductions in employee-related expenses as our sales and marketing activities shifted primarily to an online-only sales format and our employees shifted to work-from-home procedures. In fiscal 2022, as the administration of vaccines has increased, we have reopened our offices to partial capacity, allowing our employees to voluntarily return. We continue to evaluate our strategy to return to in-person sales formats and experiences for future annual user conferences, and we expect our future costs to increase.

See Risk Factors for further discussion of the potential impact of COVID-19 and its related public health measures on our business.

Acquisition of Auth0

On May 3, 2021, we completed the acquisition of Auth0. The acquisition date fair value, net of acquired cash and subject to final adjustments, was approximately $5,671.0 million, including approximately 19.2 million shares of our Class A common stock valued at $5,175.6 million, $257.0 million in cash, and assumed equity awards with an initial fair market value of $238.4 million. In addition, we issued unvested restricted stock valued at $332.1 million and assumed unvested equity and restricted cash awards valued at $430.2 million, which are subject to future vesting and will be recorded as expense over the period the services are provided. Approximately 5% of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. The estimated transaction value of approximately $6,500.0 million, as previously announced, includes restricted stock and assumed equity and restricted cash awards subject to future vesting and was based on the fixed conversion stock price specified in the Merger Agreement. Further, the estimated transaction value excludes the impact of cash acquired and other customary closing purchase price adjustments. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for Auth0 for the period from May 3, 2021 through July 31, 2021. For additional information, including pro forma results of operations for the six months ended July 31, 2021 and 2020 calculated as if Auth0 had been acquired as of February 1, 2020, see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities costs (including rent, utilities and depreciation on assets shared by all departments), certain information technology costs and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Employee compensation costs include salaries, bonuses, benefits and stock-based compensation for each cost of revenue and operating expense category, sales commissions for sales and marketing and any compensation related taxes.
Cost of Revenue and Gross Margin
Cost of Subscription.    Cost of subscription primarily consists of expenses related to hosting our services and providing support. These expenses include employee-related costs associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired developed technology and allocated overhead.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing and promotional activities, travel-related expenses, amortization expense associated with acquired customer relationships (including unbilled and unrecognized contracts yet to be fulfilled) and trade names and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts and as we return to in-person sales formats and experiences for future annual user conferences. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include acquisition and integration-related costs, non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, and all other supporting corporate expenses, such as information technology, not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for the Notes, interest income from our investment holdings, gains and losses from our strategic investments and loss on early extinguishment and conversion of debt.

Benefit from Income Taxes
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
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$303,121	$190,689	$543,179	$364,470
Professional services and other	12,379	9,757	23,327	18,835
Total revenue	315,500	200,446	566,506	383,305
Cost of revenue:
Subscription(1)	84,457	39,501	136,855	76,658
Professional services and other(1)	16,649	11,646	30,374	22,975
Total cost of revenue	101,106	51,147	167,229	99,633
Gross profit	214,394	149,299	399,277	283,672
Operating expenses:
Research and development(1)	122,407	53,866	191,270	102,360
Sales and marketing(1)	198,350	98,322	344,871	202,365
General and administrative(1)	157,077	42,499	217,257	76,534
Total operating expenses	477,834	194,687	753,398	381,259
Operating loss	(263,440)	(45,388)	(354,121)	(97,587)
Interest expense	(22,872)	(16,931)	(45,632)	(27,695)
Interest income and other, net	2,211	3,960	6,566	8,859
Loss on early extinguishment and conversion of debt	(43)	(2,174)	(179)	(2,174)
Interest and other, net	(20,704)	(15,145)	(39,245)	(21,010)
Loss before benefit from income taxes	(284,144)	(60,533)	(393,366)	(118,597)
Benefit from income taxes	(7,462)	(433)	(7,452)	(835)
Net loss	$(276,682)	$(60,100)	$(385,914)	$(117,762)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cost of subscription revenue	$13,138	$5,164	$20,388	$9,139
Cost of professional services and other revenue	3,161	2,000	5,503	3,811
Research and development	53,332	14,953	73,425	26,888
Sales and marketing	41,288	13,165	62,354	24,325
General and administrative	76,795	13,112	90,156	21,959
Total stock-based compensation expense	$187,714	$48,394	$251,826	$86,122

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Subscription	96%	95%	96%	95%
Professional services and other	4	5	4	5
Total revenue	100	100	100	100
Cost of revenue
Subscription	27	20	24	20
Professional services and other	5	6	6	6
Total cost of revenue	32	26	30	26
Gross profit	68	74	70	74
Operating expenses
Research and development	39	27	34	27
Sales and marketing	63	49	61	52
General and administrative	49	21	38	20
Total operating expenses	151	97	133	99
Operating loss	(83)	(23)	(63)	(25)
Interest expense	(7)	(8)	(7)	(7)
Interest income and other, net	—	2	1	2
Loss on conversion of debt	—	(1)	—	(1)
Interest and other, net	(7)	(7)	(6)	(6)
Loss before benefit from income taxes	(90)	(30)	(69)	(31)
Benefit from income taxes	(2)	—	(1)	—
Net loss	(88)%	(30)%	(68)%	(31)%

Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$303,121	$190,689	$112,432	59%
Professional services and other	12,379	9,757	2,622	27
Total revenue	$315,500	$200,446	$115,054	57%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $112.4 million, or 59%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to the addition of new customers and an increase in users and sales of additional products to existing customers, as well as the inclusion of Auth0 revenue in the current period.

Professional services and other revenue increased by $2.6 million, or 27%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue in the current period.
The business combination with Auth0 contributed approximately $37.6 million in total revenue for the period from May 3, 2021 through July 31, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$84,457	$39,501	$44,956	114%
Professional services and other	16,649	11,646	5,003	43
Total cost of revenue	$101,106	$51,147	$49,959	98%
Gross profit	$214,394	$149,299	$65,095	44%
Gross margin:
Subscription	72%	79%
Professional services and other	(34)	(19)
Total gross margin	68	74
Cost of subscription revenue increased by $45.0 million, or 114%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to an increase of $21.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase in amortization of acquired developed technology of $8.5 million in connection with the Auth0 acquisition, an increase of $7.5 million in third-party hosting costs as we expanded capacity to support our growth and an increase of $3.0 million in software license costs.
Our gross margin for subscription revenue decreased to 72% for the three months ended July 31, 2021 from 79% during the three months ended July 31, 2020 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin as well as an increase in amortization of acquired developed technology in connection with the Auth0 acquisition. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $5.0 million, or 43%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020, due to an increase of $4.0 million in employee compensation costs related to increased headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue decreased to (34)% for the three months ended July 31, 2021 from (19)% during the three months ended July 31, 2020 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$122,407	$53,866	$68,541	127%
Percentage of revenue	39%	27%
Research and development expenses increased $68.5 million, or 127%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $60.5 million in employee compensation costs related to higher headcount, including the Auth0 acquisition, as well as an increase of $2.4 million in research and design expenses.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$198,350	$98,322	$100,028	102%
Percentage of revenue	63%	49%
Sales and marketing expenses increased $100.0 million, or 102%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to an increase of $61.6 million in employee compensation costs related to higher headcount, including the Auth0 acquisition, an increase in marketing and event costs of $18.6 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers, an increase in amortization expense of $9.9 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the three months ended July 31, 2021, but not in the three months ended July 31, 2020, and increased allocations from general and administrative expenses of $5.3 million due to higher headcount and the inclusion of Auth0. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers for both Okta and Auth0 products.
General and Administrative Expenses

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$157,077	$42,499	$114,578	270%
Percentage of revenue	49%	21%
General and administrative expenses increased $114.6 million, or 270%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to an increase of $77.1 million in employee compensation costs primarily related to higher headcount to support our continued growth, including the Auth0 acquisition, and an increase of $27.7 million due to acquisition and integration-related costs incurred in the three months ended July 31, 2021, but not in the three months ended July 31, 2020. The increase in employee compensation costs includes $33.8 million in one-time stock-based compensation expense relating to accelerated vesting of equity awards for certain Auth0 employees in the three months ended July 31, 2021.

Interest and Other, Net

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(22,872)	$(16,931)	(5,941)	35%
Interest income and other, net	2,211	3,960	(1,749)	(44)
Loss on early extinguishment and conversion of debt	(43)	(2,174)	2,131	(98)
Interest and other, net	$(20,704)	$(15,145)	$(5,559)	37%
Interest expense increased $5.9 million, or 35%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to an increase of $6.4 million for the 2026 Notes, partially offset by a decrease of $0.8 million for the 2023 Notes, due to the Second Partial Repurchase of 2023 Notes and other conversion activity.

Interest income and other, net decreased $1.7 million, or (44)%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to a decrease of $2.2 million in interest income resulting from lower interest rates, partially offset by a realized gain and unrealized adjustments in the carrying value of our strategic investments totaling $2.4 million incurred in the three months ended July 31, 2021 but not in the three months ended July 31, 2020.
Loss on early extinguishment and conversion of debt decreased $2.1 million or (98.0)% for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 due to the Second Partial Repurchase of 2023 Notes which occurred in the three months ended July 31, 2020 but not in the three months ended July 31, 2021.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$543,179	$364,470	$178,709	49%
Professional services and other	23,327	18,835	4,492	24
Total revenue	$566,506	$383,305	$183,201	48%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $178.7 million, or 49%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers, as well as the inclusion of Auth0 revenue in the current period.
Professional services and other revenue increased by $4.5 million, or 24%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue in the current period.
The business combination with Auth0 contributed approximately $37.6 million in total revenue for the period from May 3, 2021 through July 31, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$136,855	$76,658	$60,197	79%
Professional services and other	30,374	22,975	7,399	32
Total cost of revenue	$167,229	$99,633	$67,596	68%
Gross profit	$399,277	$283,672	$115,605	41%
Gross margin:
Subscription	75%	79%
Professional services and other	(30)	(22)
Total gross margin	70	74

Cost of subscription revenue increased by $60.2 million, or 79%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to an increase of $31.9 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase of $9.6 million in third-party hosting costs as we expanded capacity to support our growth, an increase in amortization of acquired developed technology of $8.5 million in connection with the Auth0 acquisition and an increase of $4.6 million in software license costs.
Our gross margin for subscription revenue decreased to 75% from 79% during the six months ended July 31, 2021 compared to the six months ended July 31, 2020 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin as well as an increase in amortization of acquired developed technology in connection with the Auth0 acquisition. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $7.4 million, or 32%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020, due to an increase of $6.0 million in employee compensation costs related to higher headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue decreased to (30)% during the six months ended July 31, 2021 from (22)% during the six months ended July 31, 2020 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$191,270	$102,360	$88,910	87%
Percentage of revenue	34%	27%
Research and development expenses increased $88.9 million, or 87%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $77.6 million in employee compensation costs related to higher headcount, including the Auth0 acquisition, an increase of $4.0 million in research and design expenses, and increased allocations from general and administrative expenses of $3.7 million due to higher headcount and the inclusion of Auth0.
Sales and Marketing Expenses

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$344,871	$202,365	$142,506	70%
Percentage of revenue	61%	52%
Sales and marketing expenses increased $142.5 million, or 70%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020 primarily due to an increase of $88.8 million in employee compensation costs related to headcount growth, including the Auth0 acquisition, an increase in marketing and event costs of $32.1 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers, as well as higher production and advertising costs for our virtual format annual customer conference, an increase in amortization expense of $9.9 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the six months ended July 31, 2021, but not in the six months ended July 31, 2020 and increased allocations from general and administrative expenses of $7.9 million due to headcount growth and the inclusion of Auth0. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers for both Okta and Auth0 products.

General and Administrative Expenses

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$217,257	$76,534	$140,723	184%
Percentage of revenue	38%	20%
General and administrative expenses increased $140.7 million, or 184%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $89.5 million in employee compensation costs related to higher headcount to support our continued growth, including the Auth0 acquisition, an increase of $34.8 million due to acquisition and integration-related costs incurred in the six months ended July 31, 2021, but not in the six months ended July 31, 2020, an increase in consulting expenses of $3.5 million and an increase in software license costs of $3.4 million. The increase in employee compensation costs includes $33.8 million in one-time stock-based compensation expense relating to accelerated vesting of equity awards for certain Auth0 employees in the six months ended July 31, 2021.
Interest and Other, Net

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(45,632)	$(27,695)	$(17,937)	65%
Interest income and other, net	6,566	8,859	(2,293)	(26)
Loss on early extinguishment and conversion of debt	(179)	(2,174)	1,995	(92)
Interest and other, net	$(39,245)	$(21,010)	$(18,235)	87%
Interest expense increased $17.9 million, or 65%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, due to an increase of $19.1 million for the 2026 Notes issued in June 2020, partially offset by a decrease of $2.0 million for the 2023 Notes, due to the Second Partial Repurchase of 2023 Notes and other conversion activity.
Interest income and other, net decreased $2.3 million, or (26)%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to a decrease of $5.5 million in interest income resulting from lower interest rates, partially offset by a realized gain and unrealized adjustments in the carrying value of our strategic investments totaling $5.3 million incurred in the six months ended July 31, 2021 but not in the six months ended July 31, 2020.
Loss on early extinguishment and conversion of debt decreased $2.0 million, or (92)%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 due to the Second Partial Repurchase of 2023 Notes which occurred in the six months ended July 31, 2020 but not in the six months ended July 31, 2021.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2021	2020
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	2,610	1,685
Dollar-based net retention rate for the trailing 12 months ended	124%	121%
Current remaining performance obligations	$1,098,465	$684,515
Remaining performance obligations	$2,236,396	$1,426,722

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Calculated billings	$362,358	$198,083	$726,388	$407,588
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2021, we had over 13,050 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 2,610 and 1,685 as of July 31, 2021 and 2020, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management (“IAM”) infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the Current Period ACV by the Prior Period ACV to arrive at our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate is inclusive of ACV from self-service customers.
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
Calculated Billings
Calculated billings represent our total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period. Calculated billings in any particular period reflect sales to new customers plus subscription renewals and upsells to existing customers, and represent amounts invoiced for subscription, support and professional services. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Calculated billings increased 83% in the three months ended July 31, 2021 over the three months ended July 31, 2020, and increased 78% in the six months ended July 31, 2021 over the six months ended July 31, 2020. We implemented operational changes to our billings process in the six months ended July 31, 2021 pursuant to which we billed customers earlier than we would have under our historical billing practices. These changes had a favorable effect on billings in the three and six months ended July 31, 2021. Absent the impact of the billings process changes, Calculated billings would have grown 74% year-over-year in the three months ended July 31, 2021 and 57% year-over-year in the six months ended July 31, 2021, respectively. As our Calculated billings continue to grow in absolute terms, we expect our Calculated billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated billings to total revenue.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define Non-GAAP gross profit and Non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense included in cost of revenue, amortization of acquired intangibles and acquisition and integration-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Gross profit	$214,394	$149,299	$399,277	$283,672
Add:
Stock-based compensation expense included in cost of revenue	16,299	7,164	25,891	12,950
Amortization of acquired intangibles	10,128	1,594	11,721	3,187
Acquisition and integration-related expenses(1)	658	—	658	—
Non-GAAP gross profit	$241,479	$158,057	$437,547	$299,809
Gross margin	68%	74%	70%	74%
Non-GAAP gross margin	77%	79%	77%	78%
(1)    Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define Non-GAAP operating income (loss) and Non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles and acquisition and integration-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Operating loss	$(263,440)	$(45,388)	$(354,121)	$(97,587)
Add:
Stock-based compensation expense	187,714	48,394	251,826	86,122
Non-cash charitable contributions	1,639	1,881	3,663	2,417
Amortization of acquired intangibles	19,998	1,594	21,591	3,187
Acquisition and integration-related expenses(1)	29,550	—	36,604	—
Non-GAAP operating income (loss)	$(24,539)	$6,481	$(40,437)	$(5,861)
Operating margin	(83)%	(23)%	(63)%	(25)%
Non-GAAP operating margin	(8)%	3%	(7)%	(2)%
(1)    Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.
Non-GAAP Net Income (Loss), Non-GAAP Net Margin and Non-GAAP Net Income (Loss) Per Share, Basic and Diluted
We define Non-GAAP net income (loss) and Non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses, amortization of debt discount and debt issuance costs and loss on early extinguishment and conversion of debt.
We define Non-GAAP net income (loss) per share, basic, as Non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.

We define Non-GAAP net income (loss) per share, diluted, as Non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, Non-GAAP net income (loss) per share, diluted, includes the anti-dilutive impact of our note hedge and capped call agreements on convertible senior notes outstanding. Accordingly, we did not record any adjustments to Non-GAAP net income (loss) for the potential impact of the convertible senior notes outstanding under the if-converted method.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss	$(276,682)	$(60,100)	$(385,914)	$(117,762)
Add:
Stock-based compensation expense	187,714	48,394	251,826	86,122
Non-cash charitable contributions	1,639	1,881	3,663	2,417
Amortization of acquired intangibles	19,998	1,594	21,591	3,187
Acquisition and integration-related expenses(1)	29,550	—	36,604	—
Amortization of debt discount and debt issuance costs	21,449	15,973	42,780	26,330
Loss on early extinguishment and conversion of debt	43	2,174	179	2,174
Non-GAAP net income (loss)	$(16,289)	$9,916	$(29,271)	$2,468

Net margin	(88)%	(30)%	(68)%	(31)%
Non-GAAP net margin	(5)%	5%	(5)%	1%

Weighted-average shares used to compute net income (loss) per share, basic and diluted	151,357	126,319	141,720	124,922
Non-GAAP weighted-average effect of potentially dilutive securities	—	15,936	—	16,281
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	151,357	142,255	141,720	141,203

Net loss per share, basic and diluted	$(1.83)	$(0.48)	$(2.72)	$(0.94)
Non-GAAP net income (loss) per share, basic	$(0.11)	$0.08	$(0.21)	$0.02
Non-GAAP net income (loss) per share, diluted	$(0.11)	$0.07	$(0.21)	$0.02
(1)    Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.

Free Cash Flow and Free Cash Flow Margin
We define Free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as Free cash flow divided by total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(2,608)	$10,930	$53,467	$49,627
Less:
Purchases of property and equipment	(775)	(2,739)	(4,034)	(10,669)
Capitalization of internal-use software costs	(368)	(1,326)	(378)	(2,326)
Free cash flow	$(3,751)	$6,865	$49,055	$36,632
Net cash used in investing activities	$(463,466)	$(722,865)	$(311,561)	$(672,261)
Net cash provided by financing activities	$33,054	$1,047,080	$49,233	$1,061,247
Free cash flow margin	(1)%	3%	9%	10%

Calculated Billings
We define Calculated billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$315,500	$200,446	$566,506	$383,305
Add:
Deferred revenue (end of period)	737,297	396,820	737,297	396,820
Unbilled receivables (beginning of period)	894	1,121	2,604	1,026
Acquired unbilled receivables	2,327	—	2,327	—
Less:
Unbilled receivables (end of period)	(3,409)	(2,113)	(3,409)	(2,113)
Deferred revenue (beginning of period)	(624,912)	(398,191)	(513,598)	(371,450)
Acquired deferred revenue	(65,339)	—	(65,339)	—
Calculated billings	$362,358	$198,083	$726,388	$407,588

Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,468.9 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.

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
Through July 31, 2021, we converted and settled approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $30.4 million principal amount of 2023 Notes. In connection with these transactions, we issued approximately 0.7 million shares of Class A common stock and received approximately 0.5 million shares of Class A common stock, accompanied by immaterial cash payments.
During the three months ended July 31, 2021, we received additional conversion requests, and an immaterial aggregate principal amount of the 2023 Notes was settled in cash during the fiscal quarter ending October 31, 2021. No requests to convert material amounts of 2023 Notes are currently outstanding.
As of July 31, 2021, we exercised Note Hedges corresponding to approximately $3.0 million principal amount of 2023 Notes expected to be settled during the three months ending October 31, 2021.
On May 3, 2021, we completed the acquisition of Auth0. In connection with this acquisition, consideration included cash of $257.0 million and approximately 19.2 million shares of our common stock with an estimated fair value of $5,175.6 million. In addition, we assumed outstanding employee equity awards with vested fair value of $238.4 million. We further entered into revesting agreements with Auth0’s founders pursuant to which approximately 1.2 million additional restricted shares of Okta’s Class A common stock with a fair value of $332.1 million as of the closing date are issued and outstanding and will vest over three years. Our condensed consolidated results of operations include the results of operations for Auth0 for the period from May 3, 2021 through July 31, 2021.

On August 2, 2021, we completed the acquisition of atSpoke. We provided total consideration, subject to final adjustments, of $89.0 million consisting of cash and our Class A common stock. An agreed upon amount of consideration was held back by us to secure the indemnification obligations of the selling stockholders.

While the potential impacts of the COVID-19 pandemic may create near-term headwinds for cash flow caused by factors such as delays in customer payments and delays in deals closing, we believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, the continuing market adoption of our platform, and the integration of acquired businesses. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, we had deferred revenue of $737.3 million, of which $721.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$53,467	$49,627
Net cash used in investing activities	(311,561)	(672,261)
Net cash provided by financing activities	49,233	1,061,247
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	193	578
Net increase (decrease) in cash, cash equivalents and restricted cash	$(208,668)	$439,191
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
During the six months ended July 31, 2021, cash provided by operating activities was $53.5 million primarily due to our net loss of $385.9 million, adjusted for non-cash charges of $351.4 million and net cash inflows of $88.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $158.4 million increase in deferred revenue and a $10.7 million decrease in operating lease right-of-use assets, partially offset by a $55.1 million increase in deferred commissions, a $14.8 million increase in accounts receivable and a $13.5 million decrease in operating lease liabilities.

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
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2021 of $311.6 million was primarily attributable to purchases of investments of $923.6 million, payments of $148.0 million, net of cash acquired, in connection with our acquisition of Auth0, purchases of property and equipment of $4.0 million to support additional office space and headcount, partially offset by proceeds from the sales and maturities of investments of $764.5 million.
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
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2021 of $49.2 million was primarily attributable to proceeds from the exercise of stock options of $31.8 million, and proceeds from employee purchases under our ESPP of $17.4 million.
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
Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the six months ended July 31, 2021, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,468.9 million as of July 31, 2021, of which $2,302.2 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through July 31, 2021, we received and completed requests to convert approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $30.4 million principal amount of 2023 Notes.
In the second quarter of fiscal 2022, we received additional conversion requests, and an immaterial aggregate principal amount of the 2023 Notes was settled in cash in the third quarter of fiscal 2022. Additionally, we exercised Note Hedges corresponding to approximately $3.0 million principal amount of 2023 Notes expected to be settled in the third quarter of fiscal 2022. No requests to convert material amounts of 2023 Notes are currently outstanding.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 43.2% of the voting power of our capital stock as of July 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, the manufacture, distribution, efficacy and public acceptance of COVID-19 treatments and vaccines, related public health measures, and their impact on the global economy, our customers, employees and vendors. While some governments around the world have lifted restrictions and distributed vaccines, there remains significant uncertainty around the recovery due to the challenging logistics of distributing the vaccines globally, as well as the unknown impact of emerging variants of COVID-19. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
As a result of the COVID-19 pandemic, for most of fiscal 2021, we temporarily closed our offices, required our employees to work from home and implemented significant travel restrictions. We shifted our customer, employee and industry events, including our annual user conferences Oktane20 Live and Oktane21 Live, to virtual-only formats. In fiscal 2022, as the administration of vaccines has increased, we have reopened our offices to partial capacity, allowing our employees to voluntarily return, and we continue to evaluate our strategy to return to in-person sales formats and experiences for future annual user conferences. The conditions caused by the COVID-19 pandemic have and may continue to affect the rate of IT spending and have and could adversely affect our current and potential customers’ ability or willingness to purchase our offerings. It has and could continue to delay current and prospective customers’ purchasing decisions, adversely impact our ability to provide professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of our subscription contracts, or affect customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have been and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries imposed or may impose a wide range of restrictions on our employees’, partners’, customers’ and potential customers’ physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees’, partners’, customers’ or potential customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the efficacy, global availability and acceptance of COVID-19 vaccines, the severity and transmission rate of the virus and emerging variants of concern, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors as well as the global economy. Despite our best efforts to manage the impact of such events effectively, our business still may be harmed.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,489 employees as of July 31, 2020 to 4,176 employees as of July 31, 2021. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.

We have established international offices in the Americas, Asia-Pacific and Europe, and we plan to continue to expand our international operations in the future. Moreover, we have added several additional offices through our acquisition of Auth0. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our continued growth successfully, our business and results of operations could suffer.
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
•acquired businesses, technologies or products could be viewed unfavorably by our partners, our customers, our stockholders or securities analysts;
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
A portion of our sales are to partners that resell our services to government agencies, and we have made, and plan to continue to make, investments to support future sales opportunities in the government sector. The sale of our services to government agencies is tied to budget cycles, and there are government requirements and authorizations that we may be required to meet. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines, and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense. Government entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices, or are otherwise time consuming and expensive to satisfy. Government entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards or requirements and do not meet them, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to government customers and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the Americas, Asia-Pacific and Europe, and we plan to expand our international operations. We also have added several additional offices outside the United States through our acquisition of Auth0.
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

•costs and liabilities related to compliance with the numerous and ever-growing landscape of U.S. and international data privacy and cybersecurity regimes, many of which involve disparate standards and enforcement approaches;
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
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Auth0’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.
We may not realize potential benefits from the Acquisition because of difficulties related to integration, the achievement of synergies, and other challenges.
Prior to the consummation of the Acquisition, we and Auth0 operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we are not able to successfully integrate Auth0’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Auth0’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Auth0’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
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
•developing products and technology that allow value to be unlocked in the future; and
•evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges.
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
Auth0 may have liabilities that we failed, or were unable, to discover, or that we underestimated, in the course of performing our due diligence investigations of Auth0’s business and we, as the successor owner of such acquired company, might be responsible for those liabilities. Such potential liabilities could include employment-related obligations under applicable law or other benefits arrangements, legal or regulatory claims, tax liabilities, warranty or similar liabilities to customers, product liabilities, claims related to infringement of third-party intellectual property rights, and claims by or amounts owed to vendors or other third parties. We cannot assure you that the indemnification available to us under the Merger Agreement with respect to the Acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with Auth0’s business or property that we assumed upon consummation of the Acquisition. We may learn additional information about Auth0 that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, which broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”) into law. The CPRA will take substantial effect on January 1, 2023 with enforcement scheduled for July 1, 2023 and will significantly modify the CCPA and create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) and, in June 2021, Colorado enacted the Colorado Privacy Act (“CPA”), both of which are comprehensive privacy statutes that share similarities with the CCPA and CPRA. Some observers have noted the CCPA, CPRA, CDPA and CPA mark the beginning of a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law (“PIPL”), which will take effect on November 1, 2021. The PIPL, which introduces a legal framework similar to the GDPR (as defined and further described below), marks the introduction of a comprehensive system for the protection of personal information in China. We cannot yet determine the impact that the PIPL may have on our business; however, we may incur substantial expense in complying with any new obligations, we could be subject to significant fines if we are found to not comply with the PIPL, and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
With respect to cybersecurity in the United States, we are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including, for example, pursuant to Executive Order 14028 for “critical software.” While the rules and guidance coming from the Order are still being developed, we could be categorized as a provider of critical software, which may increase our compliance costs and delay or prevent our ability to execute contracts with customers, including in particular with government entities.
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
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. With regard to transfers to the United States of personal data from our employees and European customers and users, we rely upon the SCCs. On July 16, 2020, in what is known as the “Schrems II” decision, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the SCCs (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The European Commission has now issued new SCCs that account for the CJEU’s “Schrems II” decision. Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments may require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States.

The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. Any investigation or charges by EU data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. We may find it necessary to establish systems to maintain EU personal data within the EU, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
In addition, the U.S. Department of Health & Human Services recently proposed modifications to the HIPAA privacy regulations (“Privacy Rule”), including certain changes designed to strengthen individuals’ right to access their own health information, improve information sharing for care coordination and case management, and reduce administrative burdens on HIPAA covered entities, while continuing to protect individuals’ health information privacy interests. The proposed rulemaking has not yet been finalized. We will continue to monitor whether any final modifications to the Privacy Rule may obligate us to change our practices. Significant changes to HIPAA, including interpretation and application of HIPAA, could negatively impact our business.

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
We rely on a number of third-party service providers to operate our services, any of which, if it encountered interruptions or delays, could negatively affect our platform, damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. For example, we host our platform using AWS data centers, a provider of cloud infrastructure services. All of our products use resources operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that use multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to those related to business combination and valuation of goodwill and purchased intangible assets, revenue recognition, period of benefit for deferred commissions, incremental borrowing rates for operating leases, effective interest rates for convertible notes, valuation of deferred income taxes and valuation of certain equity awards assumed. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 43.2% of the voting power of our capital stock as of July 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2021, our directors, executive officers, and their affiliates, held in the aggregate 43.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of July 31, 2021, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between August 1, 2021 and October 31, 2021. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of July 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through July 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2021.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through July 31, 2021, Note Hedges corresponding to approximately 6.7 million shares have been terminated or settled. As of July 31, 2021, Note Hedges giving us the option to purchase approximately 0.4 million shares (subject to adjustment) remained outstanding. Through July 31, 2021, we have terminated Warrants corresponding to approximately 6.1 million shares. As of July 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our former Chief Financial Officer stepped down from his role and an interim Chief Financial Officer was appointed effective June 1, 2021. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.1#	Auth0, Inc. 2014 Equity Incentive Plan.	Exhibit 99.1 to Form S-8 filed on May 10, 2021
10.2#	Auth0, Inc. Phantom Unit Plan.	Exhibit 99.2 to Form S-8 filed on May 10, 2021
10.3#	Transition Agreement by and between Michael Kourey and Okta, Inc. dated May 24, 2021.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

September 1, 2021	/s/	Brett Tighe
Brett Tighe
Interim Chief Financial Officer

September 1, 2021	/s/	Christopher K. Kramer
Christopher K. Kramer
Chief Accounting Officer