Form 10-Q
period 2021-10-31
Okta, Inc.
filed 2021-12-02
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 29, 2021, the number of shares of registrant’s Class A common stock outstanding was 148,529,670 and the number of shares of the registrant’s Class B common stock outstanding was 7,014,137.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2021	January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$372,372	$434,607
Short-term investments	2,109,687	2,121,584
Accounts receivable, net of allowances of $3,149 and $3,451	253,568	194,818
Deferred commissions	60,465	45,949
Prepaid expenses and other current assets	56,776	81,609
Total current assets	2,852,868	2,878,567
Property and equipment, net	60,751	62,783
Operating lease right-of-use assets	154,522	149,604
Deferred commissions, noncurrent	145,655	108,555
Intangible assets, net	336,354	27,009
Goodwill	5,401,343	48,023
Other assets	45,480	24,256
Total assets	$8,996,973	$3,298,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,547	$8,557
Accrued expenses and other current liabilities	91,516	53,729
Accrued compensation	109,233	71,906
Convertible senior notes, net	15,956	908,684
Deferred revenue	759,914	502,738
Total current liabilities	988,166	1,545,614
Convertible senior notes, net, noncurrent	1,793,970	857,387
Operating lease liabilities, noncurrent	179,205	179,518
Deferred revenue, noncurrent	17,958	10,860
Other liabilities, noncurrent	33,119	11,375
Total liabilities	3,012,418	2,604,754
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 148,448 and 122,824 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	15	12
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,014 and 8,159 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	1	1
Additional paid-in capital	7,558,816	1,656,096
Accumulated other comprehensive income	404	5,390
Accumulated deficit	(1,574,681)	(967,456)
Total stockholders’ equity	5,984,555	694,043
Total liabilities and stockholders' equity	$8,996,973	$3,298,797
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$336,702	$206,743	$879,881	$571,213
Professional services and other	13,978	10,636	37,305	29,471
Total revenue	350,680	217,379	917,186	600,684
Cost of revenue:
Subscription	91,048	44,762	227,903	121,420
Professional services and other	18,626	12,146	49,000	35,121
Total cost of revenue	109,674	56,908	276,903	156,541
Gross profit	241,006	160,471	640,283	444,143
Operating expenses:
Research and development	130,535	58,150	321,805	160,510
Sales and marketing	203,878	109,812	548,749	312,177
General and administrative	105,149	44,485	322,406	121,019
Total operating expenses	439,562	212,447	1,192,960	593,706
Operating loss	(198,556)	(51,976)	(552,677)	(149,563)
Interest expense	(23,144)	(22,368)	(68,776)	(50,063)
Interest income and other, net	1,056	1,878	7,622	10,737
Loss on early extinguishment and conversion of debt	—	(89)	(179)	(2,263)
Interest and other, net	(22,088)	(20,579)	(61,333)	(41,589)
Loss before provision for (benefit from) income taxes	(220,644)	(72,555)	(614,010)	(191,152)
Provision for (benefit from) income taxes	667	209	(6,785)	(626)
Net loss	$(221,311)	$(72,764)	$(607,225)	$(190,526)

Net loss per share, basic and diluted	$(1.44)	$(0.56)	$(4.17)	$(1.51)

Weighted-average shares used to compute net loss per share, basic and diluted	153,756	128,813	145,782	126,222

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(221,311)	$(72,764)	$(607,225)	$(190,526)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(2,998)	(2,226)	(4,164)	1,344
Foreign currency translation adjustments	(973)	(724)	(822)	335
Other comprehensive income (loss)	(3,971)	(2,950)	(4,986)	1,679
Comprehensive loss	$(225,282)	$(75,714)	$(612,211)	$(188,847)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Common stock and additional paid-in capital:
Balance, beginning of period	$7,391,185	$1,498,562	$1,656,109	$1,105,576
Issuance of common stock and value of equity awards assumed in connection with business combination	—	—	5,409,344	—
Issuance of common stock upon exercise of stock options and other activity, net	11,208	8,299	64,119	51,053
Issuance of common stock for bonus settlement	—	—	—	9,818
Stock-based compensation	156,447	54,049	408,482	140,895
Equity component of convertible senior notes, net of issuance costs	—	(12)	—	306,220
Equity component of early extinguishment and conversions of convertible senior notes	(8)	8,829	20,776	70,493
Proceeds from hedges related to convertible senior notes	—	—	2	195,046
Payments for warrants related to convertible senior notes	—	—	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	—	—	(133,975)
Balance, end of period	7,558,832	1,569,727	7,558,832	1,569,727

Accumulated deficit:
Balance, beginning of period	(1,353,370)	(818,886)	(967,456)	(701,124)
Net loss	(221,311)	(72,764)	(607,225)	(190,526)
Balance, end of period	(1,574,681)	(891,650)	(1,574,681)	(891,650)

Accumulated other comprehensive income:
Balance, beginning of period	4,375	5,521	5,390	892
Other comprehensive income (loss)	(3,971)	(2,950)	(4,986)	1,679
Balance, end of period	404	2,571	404	2,571
Total stockholders’ equity	$5,984,555	$680,648	$5,984,555	$680,648

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(607,225)	$(190,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	407,611	139,774
Depreciation, amortization and accretion	76,631	23,694
Amortization of debt discount and issuance costs	64,478	47,261
Amortization of deferred commissions	40,041	28,428
Deferred income taxes	(13,606)	(2,414)
Non-cash charitable contributions	5,649	4,662
Loss on early extinguishment and conversion of debt	179	2,263
(Gain) loss on strategic investments	(5,665)	628
Other, net	(267)	3,887
Changes in operating assets and liabilities:
Accounts receivable	(29,561)	(10,547)
Deferred commissions	(92,183)	(51,837)
Prepaid expenses and other assets	5,356	(6,794)
Operating lease right-of-use assets	16,564	13,979
Accounts payable	(195)	1,377
Accrued compensation	19,488	37,863
Accrued expenses and other liabilities	22,537	2,442
Operating lease liabilities	(17,280)	(11,750)
Deferred revenue	198,035	60,663
Net cash provided by operating activities	90,587	93,053
Cash flows from investing activities:
Capitalization of internal-use software costs	(2,348)	(3,530)
Purchases of property and equipment	(5,800)	(11,297)
Purchases of securities available for sale and other	(1,333,617)	(1,845,958)
Proceeds from maturities and redemption of securities available for sale	1,118,448	386,774
Proceeds from sales of securities available for sale and other	228,344	206,129
Payments for business acquisitions, net of cash acquired	(215,129)	—
Net cash used in investing activities	(210,102)	(1,267,882)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,134,841
Payments for repurchases and conversions of convertible senior notes	(26)	(447)
Proceeds from hedges related to convertible senior notes	2	195,046
Payments for warrants related to convertible senior notes	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	(133,975)
Proceeds from stock option exercises	41,054	33,570
Proceeds from shares issued in connection with employee stock purchase plan	17,417	12,821
Net cash provided by financing activities	58,447	1,066,457
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(494)	121
Net decrease in cash, cash equivalents and restricted cash	(61,562)	(108,251)
Cash, cash equivalents and restricted cash at beginning of period	448,630	531,953
Cash, cash equivalents and restricted cash at end of period	$387,068	$423,702

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$3,548	$1,566
Income taxes	2,550	622
Non-cash activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	5,409,344	—
Issuance of common stock for repurchases and conversions of convertible senior notes	126,144	307,910
Benefit from exercise of hedges related to convertible senior notes	92,097	—
Operating lease right-of-use assets exchanged for lease liabilities	21,518	45,490
Issuance of common stock for bonus settlement	—	9,818

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$372,372	$409,769
Restricted cash, current included in prepaid expenses and other current assets	5,136	2,413
Restricted cash, noncurrent included in other assets	9,560	11,520
Total cash, cash equivalents and restricted cash	$387,068	$423,702

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity provider. The Okta Identity Cloud enables the Company’s customers to securely connect the right people to the right technologies and services at the right time. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
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
The condensed consolidated balance sheet as of January 31, 2021, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2022 or any future period. The condensed consolidated financial statements include the results of operations for acquired businesses from their acquisition dates to October 31, 2021. See Note 3 for additional details.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.
Certain reclassifications of components of prior period operating cash flows have been made in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on total operating cash flows as previously reported.
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
In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the three and nine months ended October 31, 2021 and 2020. As events continue to evolve and additional information becomes available, the Company’s assumptions and estimates may change materially in future periods.

2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2021. The Company has updated and further described its accounting policies for business combinations and strategic investments below. There have been no other significant changes to the Company’s significant accounting policies for the nine months ended October 31, 2021.
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
•person hours required in recreating certain acquired technologies;
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

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and the Company intends to adopt this standard using the modified retrospective method in its first quarter of fiscal 2023. The Company is currently evaluating the quantitative impact of this standard on its consolidated financial statements.

3. Business Combinations
Acquisition of Auth0
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
Acquisition costs of $29.0 million related to Auth0 were expensed by the Company in general and administrative expenses in its condensed consolidated statements of operations for the six months ended July 31, 2021.
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
Revenue and earnings of Auth0 included in the Company’s consolidated income statement from the acquisition date through October 31, 2021 are as follows (in thousands):

	Three Months Ended	For the period
	October 31, 2021	May 3, 2021 to October 31, 2021
	(unaudited)
Revenue	$45,985	$83,591
Net loss	(119,921)	(270,256)
Pro forma consolidated revenue and earnings for the three and nine months ended October 31, 2021 and 2020, calculated as if Auth0 had been acquired as of February 1, 2020 are as follows (in thousands):

	Pro Forma Consolidated Statement of Operations Data
	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Revenue	$354,268	$246,967	$964,563	$675,635
Net loss	(206,977)	(171,405)	(621,546)	(517,805)
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

Acquisition of atSpoke
On August 2, 2021, the Company acquired all issued and outstanding capital stock of Townsend Street Labs, Inc. (“atSpoke”), a modern workplace operations platform. The acquisition will incorporate atSpoke’s platform with Okta’s Identity Governance and Administration offering. The acquisition date cash consideration for atSpoke was approximately $79.3 million of which $13.4 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.
The Company preliminarily recorded $18.3 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $63.2 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of atSpoke’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates through the measurement period.
The Company incurred $0.9 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statements of operations in the quarter ended July 31, 2021.
This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of October 31, 2021 and January 31, 2021 were as follows (in thousands):

	As of October 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$241,171	$—	$—	$241,171
Total cash equivalents	241,171	—	—	241,171
Short-term investments:
U.S. treasury securities	1,804,188	159	(1,860)	1,802,487
Corporate debt securities	307,687	26	(513)	307,200
Total short-term investments	2,111,875	185	(2,373)	2,109,687
Total	$2,353,046	$185	$(2,373)	$2,350,858

	As of January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	1,888,882	1,571	(22)	1,890,431
Corporate debt securities	230,726	429	(2)	231,153
Total short-term investments	2,119,608	2,000	(24)	2,121,584
Total	$2,430,865	$2,000	$(24)	$2,432,841

All short-term investments were designated as available-for-sale securities as of October 31, 2021 and January 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of October 31, 2021 (in thousands):

	As of October 31, 2021
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,055,033	$1,055,124
Due between one to five years	1,056,842	1,054,563
Total	$2,111,875	$2,109,687
As of October 31, 2021 and January 31, 2021, the Company included nil of unsettled purchases of short-term investments in Accrued expenses and other current liabilities on the condensed consolidated balance sheets and included nil and $31.0 million, respectively, of unsettled maturities of short-term investments in Prepaid expenses and other current assets on the condensed consolidated balance sheets.
The Company included $7.7 million and $10.5 million of interest receivable in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of October 31, 2021 and January 31, 2021 because such potential losses were not material.
The Company had 134 and 10 short-term investments in unrealized loss positions as of October 31, 2021 and January 31, 2021, respectively. There were no material gross unrealized gains or losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2021 or 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of October 31, 2021 and January 31, 2021.
Strategic Investments
The Company's investments also include strategic equity investments in privately held companies, which do not have a readily determinable fair value. As of October 31, 2021 and January 31, 2021, the balance of such strategic investments was $13.2 million and $3.1 million, respectively.
During the three and nine months ended October 31, 2021, the Company recorded $0.4 million and $5.7 million, respectively, of realized gain and unrealized adjustments in the carrying values of strategic investments. All gains and losses on strategic investments, whether realized or unrealized, are recognized in Interest and other, net on the condensed consolidated statements of operations.
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

	As of October 31, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$241,171	$—	$—	$241,171
Total cash equivalents	241,171	—	—	241,171
Short-term investments:
U.S. treasury securities	—	1,802,487	—	1,802,487
Corporate debt securities	—	307,200	—	307,200
Total short-term investments	—	2,109,687	—	2,109,687
Total cash equivalents and short-term investments	$241,171	$2,109,687	$—	$2,350,858

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	—	1,890,431	—	1,890,431
Corporate debt securities	—	231,153	—	231,153
Total short-term investments	—	2,121,584	—	2,121,584
Total cash equivalents and short-term investments	$311,257	$2,121,584	$—	$2,432,841
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of October 31, 2021
	Net Carrying Amount (1)	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$16,079	$86,269
2025 convertible senior notes	$911,830	$1,533,879
2026 convertible senior notes	$902,070	$1,437,190
(1)     Before unamortized debt issuance costs.
The principal amounts of the 2023 convertible senior notes (“2023 Notes”), the 2025 convertible senior notes (“2025 Notes”), and the 2026 convertible senior notes (“2026 Notes”, and together with the 2023 Notes and 2025 Notes, the “Notes”) are $17.2 million, $1,060.0 million, and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts, before unamortized debt issuance costs, represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are

Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of October 31, 2021, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of the Company’s common stock of $247.18 on October 31, 2021, the if-converted values of the 2023 Notes, 2025 Notes and 2026 Notes exceeded the principal amounts of $17.2 million, $1,060.0 million and $1,150.0 million, respectively.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $35.7 million and $21.5 million in the three months ended October 31, 2021 and 2020, respectively, and $90.6 million and $51.8 million in the nine months ended October 31, 2021 and 2020, respectively. Amortization of contract costs was $14.9 million and $10.3 million for the three months ended October 31, 2021 and 2020, respectively, and $40.0 million and $28.4 million for the nine months ended October 31, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of October 31, 2021 and January 31, 2021, goodwill was $5,401.3 million and $48.0 million, respectively. During the nine months ended October 31, 2021, the Company recorded goodwill of $5,290.1 million in connection with the Auth0 acquisition that was completed in May 2021 and $63.2 million in connection with the atSpoke acquisition that was completed in August 2021. See Note 3 for further details. No goodwill impairments were recorded during the three and nine months ended October 31, 2021 and 2020.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of October 31, 2021
	Gross	Accumulated Amortization	Net
	(unaudited)
Capitalized internal-use software costs	$33,491	$(23,103)	$10,388
Purchased developed technology	219,100	(35,750)	183,350
Customer relationships	140,900	(17,599)	123,301
Trade name	21,400	(2,140)	19,260
Software licenses	239	(184)	55
	$415,130	$(78,776)	$336,354

	As of January 31, 2021
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$30,259	$(19,478)	$10,781
Purchased developed technology	28,800	(12,694)	16,106
Software licenses	126	(4)	122
	$59,185	$(32,176)	$27,009
During the nine months ended October 31, 2021, the Company recorded intangible assets of $334.3 million and $18.3 million in connection with the Auth0 and atSpoke acquisitions, respectively. See Note 3 for further details.

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of October 31, 2021	As of January 31, 2021
(unaudited)
Purchased developed technology	4.2 years	3.1 years
Customer relationships	4.2 years	—
Trade name	4.5 years	—
Amortization expense of intangible assets for the three months ended October 31, 2021 and 2020 was $22.4 million and $2.7 million, respectively, and $46.6 million and $8.2 million for the nine months ended October 31, 2021 and 2020, respectively.
The expected future amortization expense for acquired intangible assets in connection with the Auth0 and atSpoke acquisitions, as of October 31, 2021, is as follows (in thousands):

Fiscal Period:	(unaudited)
Remaining three months of fiscal 2022	$19,995
Fiscal 2023	79,978
Fiscal 2024	70,491
Fiscal 2025	64,278
Fiscal 2026	59,222
Thereafter	20,172
Total amortization expense	$314,136
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $299.9 million and $174.0 million, respectively, and $459.4 million and $334.2 million in the nine months ended October 31, 2021 and 2020, respectively. Professional services and other revenue recognized in the three and nine months ended October 31, 2021 and 2020 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of October 31, 2021, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,350.2 million. Of this amount, the Company expects to recognize revenue of approximately $1,180.2 million, or 50%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of October 31, 2021 were not material.

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
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of October 31, 2021, $17.2 million of principal remained outstanding on the 2023 Notes.
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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended October 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending October 31, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2021.
During the nine months ended October 31, 2021, the Company issued approximately 0.5 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $23.0 million principal amount of 2023 Notes. The loss on early note conversion was not material. No requests to convert material amounts of the 2023 Notes are currently outstanding.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$9	$27	$43	$154
Amortization of debt issuance costs	22	49	84	266
Amortization of debt discount	213	511	837	2,839
Total	$244	$587	$964	$3,259

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

The 2023 Notes, net consisted of the following (in thousands):

As of October 31, 2021
(unaudited)
Liability component:
Principal	$17,228
Less: unamortized debt issuance costs and debt discount	(1,272)
Net carrying amount	$15,956

As of October 31, 2021
(unaudited)
Equity component:
2023 Notes	$3,993
Less: issuance costs	(116)
Carrying amount of the equity component(1)	$3,877
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
During the nine months ended October 31, 2021, the Company exercised and net-share-settled Note Hedges corresponding to approximately $23.0 million principal amount of 2023 Notes and received approximately 0.4 million shares of Class A common stock and an immaterial cash payment.
As of October 31, 2021, Note Hedges giving the Company the option to purchase approximately 0.4 million shares (subject to adjustment) remained outstanding.

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
As of October 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.

On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended October 31, 2021, the conditions allowing holders of the 2025 Notes to convert during the three months ending October 31, 2021 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of October 31, 2021.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended October 31, 2021, the Company did not redeem any of the 2025 Notes.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$332	$332	$994	$994
Amortization of debt issuance costs	581	530	1,705	1,554
Amortization of debt discount	8,878	8,526	26,368	25,320
Total	$9,791	$9,388	$29,067	$27,868
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

The 2025 Notes, net consisted of the following (in thousands):

As of October 31, 2021
(unaudited)
Liability component:
Principal	$1,059,997
Less: unamortized debt issuance costs and debt discount	(158,897)
Net carrying amount	$901,100

At Issuance
Equity component:
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended October 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of October 31, 2021.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended October 31, 2021, the Company did not redeem any of the 2026 Notes.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Contractual interest expense	$1,078	$1,078	$3,234	$1,653
Amortization of debt issuance costs	364	318	1,056	483
Amortization of debt discount	11,640	10,997	34,428	16,799
Total	$13,082	$12,393	$38,718	$18,935
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

The 2026 Notes, net consisted of the following (in thousands):

As of October 31, 2021
(unaudited)
Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(257,130)
Net carrying amount	$892,870

At Issuance
Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
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
10. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2022 and 2029. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Operating lease cost(1)	$9,677	$8,554	$28,135	$24,258
(1) Amounts are presented exclusive of sublease income and include leases with an original term of 12 months or less (short-term leases), which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 6.2 years and 6.8 years as of October 31, 2021 and January 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.5% and 5.6%, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of October 31, 2021
(unaudited)
2022	$7,162
2023	42,631
2024	43,627
2025	40,681
2026	30,583
Thereafter	83,142
Total lease payments	247,826
Less imputed interest	(40,489)
Total operating lease liabilities	$207,337
Cash payments included in the measurement of the Company’s operating lease liabilities were $10.3 million and $7.7 million for the three months ended October 31, 2021 and 2020, respectively, and $29.4 million and $22.7 million in the nine months ended October 31, 2021 and 2020, respectively.
As of October 31, 2021, the Company had $3.0 million of undiscounted future payments under a new operating lease arrangement that has not yet commenced, which is excluded from the table above. This operating lease will commence in the fourth quarter of fiscal 2023 and has a lease term of 6.4 years.

11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $10.8 million and $11.2 million were issued and outstanding as of October 31, 2021 and January 31, 2021, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $8.5 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2021.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.
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

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(unaudited)
Cost of revenue
Subscription	$13,455	$6,090	$33,843	$15,229
Professional services and other	3,376	2,113	8,879	5,924
Research and development	56,573	17,546	129,998	44,434
Sales and marketing	39,248	14,368	101,602	38,693
General and administrative	43,133	13,535	133,289	35,494
Total	$155,785	$53,652	$407,611	$139,774
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0, Inc. equity incentive plans as described below. All shares that remain available for future grants are under the 2017 Plan. As of October 31, 2021, options to purchase 2,608,801 shares of Class A common stock and 6,012,633 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
October 31, 2021
(unaudited)
Stock options and unvested RSUs outstanding	13,841,980
Available for future stock option and RSU grants	24,613,171
Available for ESPP	5,854,767
44,309,918
Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	8,250,113	$18.93	5.6	$1,980,668
Granted	2,565,055	93.95
Exercised	(1,994,500)	20.91
Canceled	(199,234)	115.69
Outstanding as of October 31, 2021 (unaudited)	8,621,434	$38.56	5.5	$1,816,560
As of October 31, 2021
Vested and exercisable (unaudited)	6,849,846	$12.85	4.7	$1,605,488
As of October 31, 2021, there was a total of $249.2 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2021	4,452,107	$122.90
Granted	3,318,761	246.04
Vested	(1,842,519)	124.01
Forfeited	(707,803)	156.27
Outstanding as of October 31, 2021 (unaudited)	5,220,546	$196.29
As of October 31, 2021, there was $921.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.7 years based on vesting under the award service conditions.
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

Activity under the Auth0 Plans is included in the summaries of stock option and RSU activity above. Included in the Granted total in the stock options activity table above are 1,850,079 options assumed at a weighted-average exercise price per share of $24.21. Included in the Granted total in the RSU activity table above are 743,718 RSUs assumed at a weighted-average grant date fair value per share of $269.70.

The Company entered into revesting agreements with the founders of the acquired businesses pursuant to which 1,269,008 restricted shares of Okta’s Class A common stock with a weighted-average fair value per share of $268.98 issued as of the respective closing dates will vest over 3 years.

In connection with the business combinations, as of October 31, 2021, there was $285.7 million of unrecognized stock-based compensation expense related to unvested restricted stock, which is being recognized over a weighted-average period of 2.5 years based on vesting under the award service conditions.

Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

(unaudited)
Expected volatility	—%	—%	47% - 48%	50% - 54%
Expected term (in years)	—	—	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	—%	—%	0.06% - 0.09%	0.17% - 0.18%
Expected dividend yield	—	—	—	—

During the nine months ended October 31, 2021, the Company’s employees purchased 88,160 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $197.60 per share, with total proceeds of $17.4 million.
As of October 31, 2021, there was $11.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a weighted-average vesting period of 0.6 years.
13. Income Taxes
For the three and nine months ended October 31, 2021, the Company recorded a tax provision of $0.7 million and a tax benefit of $6.8 million on a pretax loss of $220.6 million and $614.0 million, respectively. The effective tax rate for the three and nine months ended October 31, 2021 was approximately (0.3)% and 1.1%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the acquired businesses, a remeasurement of deferred tax assets in connection with a tax rate change in the United Kingdom, and excess tax benefits from stock-based compensation in the United Kingdom. The tax benefit for the nine months ended October 31, 2021 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
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

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(211,176)	$(10,135)	$(68,146)	$(4,618)	$(576,106)	$(31,119)	$(177,887)	$(12,639)
Denominator:
Weighted-average shares outstanding, basic and diluted	146,715	7,041	120,637	8,176	138,311	7,471	117,849	8,373
Net loss per share, basic and diluted	$(1.44)	$(1.44)	$(0.56)	$(0.56)	$(4.17)	$(4.17)	$(1.51)	$(1.51)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2021	2020
	(unaudited)
Issued and outstanding stock options	8,621	9,243
Unvested RSUs issued and outstanding	5,221	4,827
Unvested restricted stock awards issued and outstanding	1,269	—
Shares committed under the ESPP	213	137
Shares related to the 2023 Notes	356	832
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820
	27,165	26,524
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three months ended October 31, 2021, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
Overview
Okta is the leading independent identity provider. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces (“APIs”), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of October 31, 2021, more than 14,000 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of October 31, 2021, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Impact of Coronavirus (COVID-19) Pandemic

The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, related public health measures, including vaccine mandates, the manufacture, distribution, efficacy and public acceptance of treatments and vaccines, and their impact on the macroeconomy, our current and prospective customers, employees and vendors. None of these impacts can be predicted with certainty.

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the nine months ended October 31, 2021. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

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

The following discussion and analysis of our results of operations and our liquidity and capital resources includes the results of operations for Auth0 for the period from May 3, 2021 through October 31, 2021. For additional information, including pro forma results of operations for the nine months ended October 31, 2021 and 2020 calculated as if Auth0 had been acquired as of February 1, 2020, see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$336,702	$206,743	$879,881	$571,213
Professional services and other	13,978	10,636	37,305	29,471
Total revenue	350,680	217,379	917,186	600,684
Cost of revenue:
Subscription(1)	91,048	44,762	227,903	121,420
Professional services and other(1)	18,626	12,146	49,000	35,121
Total cost of revenue	109,674	56,908	276,903	156,541
Gross profit	241,006	160,471	640,283	444,143
Operating expenses:
Research and development(1)	130,535	58,150	321,805	160,510
Sales and marketing(1)	203,878	109,812	548,749	312,177
General and administrative(1)	105,149	44,485	322,406	121,019
Total operating expenses	439,562	212,447	1,192,960	593,706
Operating loss	(198,556)	(51,976)	(552,677)	(149,563)
Interest expense	(23,144)	(22,368)	(68,776)	(50,063)
Interest income and other, net	1,056	1,878	7,622	10,737
Loss on early extinguishment and conversion of debt	—	(89)	(179)	(2,263)
Interest and other, net	(22,088)	(20,579)	(61,333)	(41,589)
Loss before provision for (benefit from) income taxes	(220,644)	(72,555)	(614,010)	(191,152)
Provision for (benefit from) income taxes	667	209	(6,785)	(626)
Net loss	$(221,311)	$(72,764)	$(607,225)	$(190,526)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of subscription revenue	$13,455	$6,090	$33,843	$15,229
Cost of professional services and other revenue	3,376	2,113	8,879	5,924
Research and development	56,573	17,546	129,998	44,434
Sales and marketing	39,248	14,368	101,602	38,693
General and administrative	43,133	13,535	133,289	35,494
Total stock-based compensation expense	$155,785	$53,652	$407,611	$139,774

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Subscription	96%	95%	96%	95%
Professional services and other	4	5	4	5
Total revenue	100	100	100	100
Cost of revenue
Subscription	26	20	25	20
Professional services and other	5	6	5	6
Total cost of revenue	31	26	30	26
Gross profit	69	74	70	74
Operating expenses
Research and development	37	27	35	27
Sales and marketing	59	51	60	52
General and administrative	30	20	35	20
Total operating expenses	126	98	130	99
Operating loss	(57)	(24)	(60)	(25)
Interest expense	(6)	(10)	(7)	(8)
Interest income and other, net	—	1	1	1
Loss on conversion of debt	—	—	(1)	—
Interest and other, net	(6)	(9)	(7)	(7)
Loss before provision for (benefit from) income taxes	(63)	(33)	(67)	(32)
Provision for (benefit from) income taxes	—	—	(1)	—
Net loss	(63)%	(33)%	(66)%	(32)%

Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$336,702	$206,743	$129,959	63%
Professional services and other	13,978	10,636	3,342	31
Total revenue	$350,680	$217,379	$133,301	61%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $130.0 million, or 63%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to the addition of new customers and an increase in users and sales of additional products to existing customers, as well as the inclusion of Auth0 revenue in the current period.

Professional services and other revenue increased by $3.3 million, or 31%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue in the current period.
The business combination with Auth0 contributed approximately $46.0 million in total revenue for the three months ended October 31, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$91,048	$44,762	$46,286	103%
Professional services and other	18,626	12,146	6,480	53
Total cost of revenue	$109,674	$56,908	$52,766	93%
Gross profit	$241,006	$160,471	$80,535	50%
Gross margin:
Subscription	73%	78%
Professional services and other	(33)	(14)
Total gross margin	69	74
Cost of subscription revenue increased by $46.3 million, or 103%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to an increase of $20.8 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase in amortization of acquired developed technology of $9.7 million primarily in connection with the Auth0 acquisition, an increase of $7.8 million in third-party hosting costs as we expanded capacity to support our growth and an increase of $3.7 million in software license costs.
Our gross margin for subscription revenue decreased to 73% for the three months ended October 31, 2021 from 78% during the three months ended October 31, 2020 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin as well as an increase in amortization of acquired developed technology primarily in connection with the Auth0 acquisition. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $6.5 million, or 53%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, primarily due to an increase of $4.8 million in employee compensation costs related to increased headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue decreased to (33)% for the three months ended October 31, 2021 from (14)% during the three months ended October 31, 2020 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$130,535	$58,150	$72,385	124%
Percentage of revenue	37%	27%
Research and development expenses increased $72.4 million, or 124%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $65.9 million in employee compensation costs due to higher headcount and the inclusion of Auth0. The increase in employee compensation costs includes $16.4 million in stock-based compensation expense primarily related to the revesting agreements from the Auth0 acquisition.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$203,878	$109,812	$94,066	86%
Percentage of revenue	59%	51%
Sales and marketing expenses increased $94.1 million, or 86%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to an increase of $60.0 million in employee compensation costs related to higher headcount, including the Auth0 acquisition, an increase in marketing and event costs of $16.3 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers, offset by a decrease of $4.8 million due to a cancellation charge related to our annual customer conference incurred in the three months ended October 31, 2020 and an increase in amortization expense of $9.9 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the three months ended October 31, 2021, but not in the three months ended October 31, 2020. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers for both Okta and Auth0 products.
General and Administrative Expenses

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$105,149	$44,485	$60,664	136%
Percentage of revenue	30%	20%
General and administrative expenses increased $60.7 million, or 136%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to an increase of $44.0 million in employee compensation costs primarily related to higher headcount to support our continued growth, including the Auth0 acquisition, and an increase of $8.0 million due to acquisition and integration-related costs incurred in the three months ended October 31, 2021, but not in the three months ended October 31, 2020. The increase in employee compensation costs includes $12.3 million in stock-based compensation expense related to the revesting agreements from our Auth0 acquisition.
Interest and Other, Net

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(23,144)	$(22,368)	(776)	3%
Interest income and other, net	1,056	1,878	(822)	(44)
Loss on early extinguishment and conversion of debt	—	(89)	89	(100)
Interest and other, net	$(22,088)	$(20,579)	$(1,509)	7%
Interest expense increased $0.8 million, or 3%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to the 2026 Notes.

Interest income and other, net decreased $0.8 million, or (44)%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to a decrease of $1.8 million in interest income, partially offset by adjustments in the carrying value of our strategic investments.

Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$879,881	$571,213	$308,668	54%
Professional services and other	37,305	29,471	7,834	27
Total revenue	$917,186	$600,684	$316,502	53%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $308.7 million, or 54%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to the addition of new customers as well as an increase in users and sales of additional products to existing customers, as well as the inclusion of Auth0 revenue in the current period.
Professional services and other revenue increased by $7.8 million, or 27%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue in the current period.
The business combination with Auth0 contributed approximately $83.6 million in total revenue for the period from May 3, 2021 through October 31, 2021.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$227,903	$121,420	$106,483	88%
Professional services and other	49,000	35,121	13,879	40
Total cost of revenue	$276,903	$156,541	$120,362	77%
Gross profit	$640,283	$444,143	$196,140	44%
Gross margin:
Subscription	74%	79%
Professional services and other	(31)	(19)
Total gross margin	70	74
Cost of subscription revenue increased by $106.5 million, or 88%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to an increase of $52.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase in amortization of acquired developed technology of $18.3 million primarily in connection with the Auth0 acquisition, an increase of $17.5 million in third-party hosting costs as we expanded capacity to support our growth and an increase of $8.3 million in software license costs.
Our gross margin for subscription revenue decreased to 74% from 79% during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin as well as an increase in amortization of acquired developed technology primarily in connection with the Auth0 acquisition. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $13.9 million, or 40%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, due to an increase of $10.8 million in employee compensation costs related to higher headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue decreased to (31)% during the nine months ended October 31, 2021 from (19)% during the nine months ended October 31, 2020 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$321,805	$160,510	$161,295	100%
Percentage of revenue	35%	27%
Research and development expenses increased $161.3 million, or 100%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $143.5 million in employee compensation costs related to higher headcount, including the Auth0 acquisition and an increase of $6.0 million in research and design expenses. The increase in employee compensation costs includes $31.4 million in stock-based compensation expense primarily related to the revesting agreements from our Auth0 acquisition.
Sales and Marketing Expenses

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$548,749	$312,177	$236,572	76%
Percentage of revenue	60%	52%
Sales and marketing expenses increased $236.6 million, or 76%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020 primarily due to an increase of $148.8 million in employee compensation costs related to headcount growth, including the Auth0 acquisition, an increase in marketing and event costs of $48.4 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers and higher production and advertising costs for our virtual format annual customer conference, offset by a decrease of $4.8 million due to a cancellation charge related to our annual customer conference incurred in the nine months ended October 31, 2020, an increase in amortization expense of $19.7 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the nine months ended October 31, 2021, but not in the nine months ended October 31, 2020, an increase in allocated costs of $11.9 million and an increase in software license costs of $4.0 million. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers for both Okta and Auth0 products.

General and Administrative Expenses

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$322,406	$121,019	$201,387	166%
Percentage of revenue	35%	20%
General and administrative expenses increased $201.4 million, or 166%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $133.5 million in employee compensation costs related to higher headcount to support our continued growth, including the Auth0 acquisition, an increase of $42.8 million due to acquisition and integration-related costs incurred in the nine months ended October 31, 2021, but not in the nine months ended October 31, 2020, an increase in software license costs of $6.1 million and an increase in consulting expenses of $4.5 million. The increase in employee compensation costs includes $33.8 million in one-time stock-based compensation expense related to accelerated vesting of equity awards for certain Auth0 employees at transaction close and $24.2 million in stock-based compensation expense related to the revesting agreements from our Auth0 acquisition in the nine months ended October 31, 2021.
Interest and Other, Net

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(68,776)	$(50,063)	$(18,713)	37%
Interest income and other, net	7,622	10,737	(3,115)	(29)
Loss on early extinguishment and conversion of debt	(179)	(2,263)	2,084	(92)
Interest and other, net	$(61,333)	$(41,589)	$(19,744)	47%
Interest expense increased $18.7 million, or 37%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, due primarily to an increase of $19.8 million for the 2026 Notes that were issued in June 2020, partially offset by a decrease of $2.3 million for the 2023 Notes, due to the Second Partial Repurchase of 2023 Notes and other conversion activity.
Interest income and other, net decreased $3.1 million, or (29)%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to a decrease of $7.4 million in interest income resulting from lower interest rates, partially offset by changes in net realized gains and unrealized adjustments in the carrying value of our strategic investments totaling $6.3 million.
Loss on early extinguishment and conversion of debt decreased $2.1 million, or (92)%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 due to the Second Partial Repurchase of 2023 Notes which occurred in the nine months ended October 31, 2020 but not in the nine months ended October 31, 2021.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2021	2020
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	2,825	1,780
Dollar-based net retention rate for the trailing 12 months ended	122%	123%
Current remaining performance obligations	$1,180,150	$753,238
Remaining performance obligations	$2,350,207	$1,581,800

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Calculated billings	$388,679	$252,359	$1,115,067	$659,947
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2021, we had over 14,000 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 2,825 and 1,780 as of October 31, 2021 and 2020, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management (“IAM”) infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Calculated billings increased 54% in the three months ended October 31, 2021 over the three months ended October 31, 2020, and increased 69% in the nine months ended October 31, 2021 over the nine months ended October 31, 2020. We implemented operational changes to our billings process in the nine months ended October 31, 2021 pursuant to which we billed customers earlier than we would have under our historical billing practices. These changes had a favorable effect on billings in the three and nine months ended October 31, 2021. Absent the impact of the billings process changes, Calculated billings would have grown 53% year-over-year in the three months ended October 31, 2021 and 55% year-over-year in the nine months ended October 31, 2021, respectively. As our Calculated billings continue to grow in absolute terms, we expect our Calculated billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated billings to total revenue.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Gross profit	$241,006	$160,471	$640,283	$444,143
Add:
Stock-based compensation expense included in cost of revenue	16,831	8,203	42,722	21,153
Amortization of acquired intangibles	11,335	1,593	23,056	4,780
Acquisition and integration-related expenses(1)	658	—	1,316	—
Non-GAAP gross profit	$269,830	$170,267	$707,377	$470,076
Gross margin	69%	74%	70%	74%
Non-GAAP gross margin	77%	78%	77%	78%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Operating loss	$(198,556)	$(51,976)	$(552,677)	$(149,563)
Add:
Stock-based compensation expense	155,785	53,652	407,611	139,774
Non-cash charitable contributions	1,986	2,245	5,649	4,662
Amortization of acquired intangibles	21,204	1,593	42,795	4,780
Acquisition and integration-related expenses(1)	10,060	—	46,664	—
Non-GAAP operating income (loss)	$(9,521)	$5,514	$(49,958)	$(347)
Operating margin	(57)%	(24)%	(60)%	(25)%
Non-GAAP operating margin	(3)%	3%	(5)%	—%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss	$(221,311)	$(72,764)	$(607,225)	$(190,526)
Add:
Stock-based compensation expense	155,785	53,652	407,611	139,774
Non-cash charitable contributions	1,986	2,245	5,649	4,662
Amortization of acquired intangibles	21,204	1,593	42,795	4,780
Acquisition and integration-related expenses(1)	10,060	—	46,664	—
Amortization of debt discount and debt issuance costs	21,698	20,931	64,478	47,261
Loss on early extinguishment and conversion of debt	—	89	179	2,263
Non-GAAP net income (loss)	$(10,578)	$5,746	$(39,849)	$8,214

Net margin	(63)%	(33)%	(66)%	(32)%
Non-GAAP net margin	(3)%	3%	(4)%	1%

Weighted-average shares used to compute net loss per share, basic and diluted	153,756	128,813	145,782	126,222
Non-GAAP weighted-average effect of potentially dilutive securities	—	14,579	—	15,714
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	153,756	143,392	145,782	141,936

Net loss per share, basic and diluted	$(1.44)	$(0.56)	$(4.17)	$(1.51)
Non-GAAP net income (loss) per share, basic	$(0.07)	$0.04	$(0.27)	$0.07
Non-GAAP net income (loss) per share, diluted	$(0.07)	$0.04	$(0.27)	$0.06
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$37,120	$43,426	$90,587	$93,053
Less:
Purchases of property and equipment	(1,766)	(628)	(5,800)	(11,297)
Capitalization of internal-use software costs	(1,970)	(1,204)	(2,348)	(3,530)
Free cash flow	$33,384	$41,594	$82,439	$78,226
Net cash provided by (used in) investing activities	$101,459	$(595,621)	$(210,102)	$(1,267,882)
Net cash provided by financing activities	$9,214	$5,210	$58,447	$1,066,457
Free cash flow margin	10%	19%	9%	13%

Calculated Billings
We define Calculated billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$350,680	$217,379	$917,186	$600,684
Add:
Deferred revenue (end of period)	777,872	432,114	777,872	432,114
Unbilled receivables (beginning of period)	3,409	2,113	2,604	1,026
Acquired unbilled receivables	—	—	2,327	—
Less:
Deferred revenue (beginning of period)	(737,297)	(396,820)	(513,598)	(371,450)
Unbilled receivables (end of period)	(5,085)	(2,427)	(5,085)	(2,427)
Acquired deferred revenue	(900)	—	(66,239)	—
Calculated billings	$388,679	$252,359	$1,115,067	$659,947

Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,482.1 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.

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
Through October 31, 2021, we converted and settled approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $33.4 million principal amount of 2023 Notes. In connection with these transactions, we issued approximately 0.7 million shares of Class A common stock and received approximately 0.5 million shares of Class A common stock, accompanied by immaterial cash payments. No requests to convert material amounts of 2023 Notes are currently outstanding.
On May 3, 2021, we completed the acquisition of Auth0. In connection with this acquisition, consideration included cash of $257.0 million and approximately 19.2 million shares of our common stock with an estimated fair value of $5,175.6 million. In addition, we assumed outstanding employee equity awards with vested fair value of $238.4 million. We further entered into revesting agreements with Auth0’s founders pursuant to which approximately 1.2 million additional restricted shares of Okta’s Class A common stock with a fair value of $332.1 million as of the closing date are issued and outstanding and will vest over three years. Our condensed consolidated results of operations include the results of operations for Auth0 for the period from May 3, 2021 through October 31, 2021.

On August 2, 2021, we completed the acquisition of atSpoke, providing total cash consideration of $79.3 million of which $13.4 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.

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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, we had deferred revenue of $777.9 million, of which $759.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$90,587	$93,053
Net cash used in investing activities	(210,102)	(1,267,882)
Net cash provided by financing activities	58,447	1,066,457
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(494)	121
Net decrease in cash, cash equivalents and restricted cash	$(61,562)	$(108,251)
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
During the nine months ended October 31, 2021, cash provided by operating activities was $90.6 million primarily due to our net loss of $607.2 million, adjusted for non-cash charges of $575.1 million and net cash inflows of $122.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments, amortization of debt discount and issuance costs and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $198.0 million increase in deferred revenue, a $42.0 million increase in accrued compensation and accrued other expenses, and a $16.6 million decrease in operating lease right-of-use assets, partially offset by a $92.2 million increase in deferred commissions, a $29.6 million increase in accounts receivable and a $17.3 million decrease in operating lease liabilities.

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
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2021 of $210.1 million was primarily attributable to purchases of investments of $1,333.6 million and payments of $215.1 million, net of cash acquired, in connection with our Auth0 and atSpoke acquisitions, partially offset by proceeds from the sales and maturities of investments of $1,346.8 million.
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
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2021 of $58.4 million was primarily attributable to proceeds from the exercise of stock options of $41.1 million, and proceeds from employee purchases under our ESPP of $17.4 million.
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
Off-Balance Sheet Arrangements
As of October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. There have been no significant changes to these policies for the nine months ended October 31, 2021, except as described in Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies”.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,482.1 million as of October 31, 2021, of which $2,350.9 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through October 31, 2021, we received and completed requests to convert approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $33.4 million principal amount of 2023 Notes. No requests to convert material amounts of 2023 Notes are currently outstanding.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 42.8% of the voting power of our capital stock as of October 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, the manufacture, distribution, efficacy and public acceptance of COVID-19 treatments and vaccines, related public health measures, including vaccine mandates, and their impact on the global economy, our customers, employees and vendors. While some governments around the world have lifted restrictions and distributed vaccines, there remains significant uncertainty around the recovery due to the challenging logistics of distributing the vaccines globally, as well as the unknown impact of emerging variants of COVID-19. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
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
Our operations have been and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states and countries imposed or may impose a wide range of restrictions on our employees’, partners’, customers’ and potential customers’ physical movement to limit the spread of COVID-19. Additionally, in September 2021, President Biden issued an Executive Order mandating vaccinations for the U.S. federal workforce and federal contractors. Our compliance with the federal contractor vaccine mandate, which requires our U.S.-based employees to be fully vaccinated against COVID-19 unless legally entitled to an accommodation, could lead to employee absences, resignations or strains on the labor market. If the COVID-19 pandemic has a substantial impact on our employees’, partners’, customers’ or potential customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,604 employees as of October 31, 2020 to 4,584 employees as of October 31, 2021. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The integration of Auth0 may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the integration process could adversely affect our financial results.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Auth0’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition. We also could be subject to litigation related to the Acquisition, which could result in significant costs and expenses.
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
Increasingly, companies are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. For example, like other companies, we have experienced numerous cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts may increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, which broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”) into law. The CPRA will take substantial effect on January 1, 2023 with enforcement scheduled for July 1, 2023 and will significantly modify the CCPA and create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) and, in June 2021, Colorado enacted the Colorado Privacy Act (“CPA”), both of which are comprehensive privacy statutes that share similarities with the CCPA and CPRA. Some observers have noted the CCPA, CPRA, CDPA and CPA mark the beginning of a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL, which introduces a legal framework similar to the GDPR (as defined and further described below), marks the introduction of a comprehensive system for the protection of personal information in China. We cannot yet determine the impact that the PIPL may have on our business; however, we may incur substantial expense in complying with any new obligations, we could be subject to significant fines if we are found to not comply with the PIPL, and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
We rely on a number of third-party service providers to operate our services, any of which, if it encountered interruptions or delays, could negatively affect our platform, damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. For example, we host our platform using AWS data centers and other third-party cloud infrastructure services. All of our products use resources operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS or other cloud services by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged third-party service disruption affecting our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party services we use.
Our cloud infrastructure services enable us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. These cloud infrastructure services provide us with computing and storage capacity pursuant to agreements which may be terminated under specified circumstances.
Our platform is accessed by a large number of customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party virtual data centers, or third-party internet service providers, or other third-party service providers whose services are integrated with our platform, to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. In the event that our third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our effective tax rate.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 42.8% of the voting power of our capital stock as of October 31, 2021. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2021, our directors, executive officers, and their affiliates, held in the aggregate 42.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of October 31, 2021, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between November 1, 2021 and January 31, 2022. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of October 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through October 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2021.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through October 31, 2021, Note Hedges corresponding to approximately 6.8 million shares have been terminated or settled. As of October 31, 2021, Note Hedges giving us the option to purchase approximately 0.4 million shares (subject to adjustment) remained outstanding. Through October 31, 2021, we have terminated Warrants corresponding to approximately 6.1 million shares. As of October 31, 2021, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statements of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.1	Third Amendment dated August 17, 2021 to Office Lease Agreement dated December 2, 2017 between Okta, Inc. and KR 100 First Street Owner, LLC.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

December 1, 2021	/s/	Brett Tighe
Brett Tighe
Interim Chief Financial Officer

December 1, 2021	/s/	Christopher K. Kramer
Christopher K. Kramer
Chief Accounting Officer