Form 10-K
period 2022-01-31
Okta, Inc.
filed 2022-03-07
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
The aggregate market value of the stock of the Registrant as of July 31, 2021 (based on a closing price of $247.79 per share) held by non-affiliates was approximately $36.3 billion. As of February 28, 2022, there were 149,719,936 shares of the Registrant’s Class A Common Stock and 6,976,203 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2022.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2022

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

•our ability to successfully defend litigation brought against us; and
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc. ("Auth0").
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

Part I

Item 1. Business
Overview
Okta is the leading independent identity provider. Our vision is to free anyone to safely use any technology, and we believe identity is the key to making that happen. Our mission is to bring simple and secure digital access to people and organizations everywhere. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time.
The Okta Identity Cloud helps organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications and technology they use. We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing every identity in an organization. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces ("APIs"), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of the Okta Identity Cloud.
The acceleration of digital transformations, cloud modernization and evolving security threat landscape and changing consumer expectations to simple, secure digital experiences are driving a shift in how organizations manage consumer identities on the internet. Organizations are building secure consumer-facing applications and are turning to identity to optimize seamless and private user experiences. Our approach provides organizations with the scale, efficiency and security they need to build customer-facing applications.
Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer-facing applications.
We designed the Okta Identity Cloud to provide organizations an integrated approach to managing and securing all of their identities. Our platform allows our customers to easily provision their customers, employees, contractors, and partners, enabling any user to connect to any device, cloud or application, all with a simple, intuitive and consumer-like user experience.
As of January 31, 2022, more than 15,000 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We partner with leading application, infrastructure and security vendors, such as Amazon Web Services, Cisco, CrowdStrike, Google Cloud, Microsoft, Netskope, Proofpoint, Salesforce, ServiceNow, VMware and Workday. We had over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2022, which while not directly correlated to revenue, shows the breadth and acceptance of our platform.
On May 3, 2021, we acquired Auth0, Inc. ("Auth0"). Auth0's cloud-native identity and access management solution provides application builders with the building blocks they need to add authentication and authorization to their applications, in a scalable and easy-to-integrate way.
We employ a Software-as-a-Service ("SaaS") business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access the Okta Identity Cloud and up-selling additional products, including Auth0. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners.
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
Workforce Identity Cloud
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
Customer Identity Cloud
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
Through our acquisition of Auth0, we are able to support a broader spectrum of customer identity use cases. Auth0 offers a more customizable approach to customer identity for developers, which is complementary to Okta’s customer identity solutions that focus on developers who prefer an out-of-the-box, low-code approach. Auth0 empowers application builders to innovate faster by removing the complexity from identity and making it simple, extensible and customizable.

Platform Services
In order to enable customers and partners to address a wide range of identity use cases, we have built a set of modular components, called Okta Platform Services, which can be combined to build new features and tailored experiences faster. Okta Platform Services are available in Okta packaged products through APIs and software development kits ("SDKs"). Okta Platform Services can be used across both workforce and customer identity use cases. We expect to use Okta Platform Services to continue to enable new and expanded use cases and enable customers or third-party developers to build their own solutions based on an industry use case or unique customer need. Okta Platform Services include Okta’s Identity Engine, Workflows, Devices, Integrations and Insights. Through Auth0, we offer an additional extensible and easy-to-integrate solution for developer-centric use cases.
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
•Leverage Partner Ecosystem. We also plan to further leverage the sales efforts of resellers, system integrators and other distribution partners, and to increase the contribution we receive from these channel partners.
•Expand Our International Footprint.  With 20% of our revenue generated outside of the United States in fiscal 2022, and our international revenue growing 97% from fiscal 2021 to fiscal 2022, we believe there is significant opportunity to continue to grow our international business. We believe global demand for our products will continue to be a long-term opportunity as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.
Increase Our Opportunities
•Innovate and Extend Our Platform with New Products.  We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. In addition, we intend to selectively pursue acquisitions and strategic investments in businesses and technologies to extend our platform. By continuing to innovate, introduce new products and extend our platform, we believe that we can offer increasing value to our existing and potential customers.
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
•Expand our Developer Ecosystem. We want to empower every application developer to use our platform to securely build authentication into any application. We believe that our secure and seamless access solutions enable developers to focus their time and attention on building their core application capabilities while relying on our platform for their identity related requirements.
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
Okta Products
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
•API Access Management.  API Access Management enables organizations to secure APIs as systems connect to each other. Access to these APIs is managed based on the user, which enables organizations to centrally maintain one set of permissions for any employee, partner or customer across every point of access. API Access Management reduces development time, boosts security, helps in achieving compliance and enables seamless end user experiences by providing a unified portable service for authorizing secure and always available access to any API.
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
Auth0 Products
•Universal Login. Universal Login is a standards-based login infrastructure with centralized feature management and configuration for websites and applications that can be integrated with a wide range of social providers, enterprise login services and customer-provided databases. Universal Login enables Auth0 customers to provide a consistent login experience across many different applications and devices.
•Attack Protection. Attack Protection is a suite of security capabilities that protect Auth0 customers from different types of malicious traffic, including bots, breached passwords, suspicious IP addresses and brute force attacks. Attack Protection enables Auth0 customers to minimize risks associated with the ever-growing volume of identity-targeted attacks.
•Adaptive Multi-Factor Authentication. Simple-to-use and adaptable Multi-Factor Authentication that minimizes friction to end users. When using Adaptive Multi-Factor Authentication, Auth0 customers leverage risk-assessment algorithms that present Multi-Factor Authentication challenges only to select authentication attempts that require additional validation.
•Passwordless. Passwordless authentication enables users to login without a password and supports a variety of different login methods, including advanced device biometrics.
•Machine to Machine. Machine to Machine provides standards-based authentication and authorization with non-interactive devices and applications.
•Private Cloud. Private Cloud is a deployment option that allows Auth0 customers to run a dedicated cloud instance of Auth0. Private Cloud capability supports multiple cloud providers.
•Organizations. Organizations enable Auth0 customers to support a large number of partners or customers of their own with independent configurations, login experiences and security options.
By focusing on identity, the one constant in an ever-changing technology and threat landscape, we provide our customers with a solution to solve their IT and security challenges, facilitate their adoption of a Zero Trust security model and enable their digital transformation.
Our Technology
We focus on engineering an intuitive, but comprehensive, platform to solve complex problems. Our cloud architecture is multi-tenant, encrypted and third-party validated. Our service also allows us to integrate into our customers’ on-premises components and hybrid configurations.

Okta Identity Cloud Platform with Differentiated Administration, User and Developer Experience
The Okta Identity Cloud is built on one common platform and user interface framework, offering administrators and users a consistent, easy-to-use, consumer-like experience across our products. Our technology integrates with industry-leading browsers and mobile applications to provide seamless access to nearly any web or native mobile application. We also heavily leverage operating system management and security technologies across desktops, laptops and mobile devices to provide a transparent, but secure experience for users across a range of devices. These integrations allow us to seamlessly deliver connectivity use cases that previously required significant custom development to achieve.
Robust Security
Security is a mission-critical issue for Okta and for our customers. Our approach to security spans day-to-day operational practices from the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. We ensure that access to our platform is securely delegated across an organization. Okta's source code is updated weekly, and there are audited and verifiable security checkpoints to ensure source code fidelity and continuous security review. We have attained multiple SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 and Health Insurance Portability and Accountability Act ("HIPAA") certifications and multiple agency Federal Risk and Authorization Management Program ("FedRAMP") Moderate Authorities to Operate. We also support FIPS 140-2 validated encryption in our Okta Verify MFA product.
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
Okta's proprietary cell architecture includes redundant, active-active availability zones with cross-continental disaster recovery centers, real-time database replication and geo-distributed storage. If one of our systems goes down, another is quickly promoted. Our architecture is designed to scale both vertically by increasing the size of the application tiers and horizontally by adding new geo-distributed cells.
The Okta Identity Cloud is monitored not only at the infrastructure level but also at the application and third-party integration level. Synthetic transaction monitoring allows our technical operations team to detect and resolve issues proactively.
Okta Integration Network and Auth0 Marketplace
The Okta Integration Network contains over 7,000 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including Amazon Web Services, Atlassian, Cisco, F5 Networks, Google Cloud Platform, Microsoft Office 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday and Zoom. Our patented technology allows our customers to seamlessly connect to any application or type of device that is already integrated into our network. In addition, customers can extend the benefits of the Okta Integration Network by creating their own integrations to both cloud and on-premises proprietary applications.
Similarly, the Auth0 Marketplace is a trusted catalog of integrations that enables application teams to easily assemble complete identity solutions. The Auth0 Marketplace connects customers with service providers and builders who solve integration use cases and implement integrations with the Auth0 platform.
Our Customers
As of January 31, 2022, we had more than 15,000 customers, including more than 3,100 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use our platform to manage millions of their customers' identities.
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
Research and Development
Our research and development organization is responsible for the design, architecture, creation and the quality of our platform. The research and development organization also works closely with our technical operations team to ensure the successful deployment and monitoring of our platform. We use test automation and application monitoring to ensure our services are always-on.
Customer Support and Professional Services
Our products are designed for ease of use and fast deployments. As part of our customer first strategy, we are focused on customer success and offer several programs to help our customers maximize their success with our products. These programs leverage the expertise and best practices that we have built while helping thousands of customers to adopt and deploy our products.

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
As of January 31, 2022, we had twenty-eight issued patents in the United States, which expire between 2030 and 2039 and cover various aspects of our products. In addition, as of such date, we also had nine issued patents in Australia which expire between 2033 and 2037, six issued patents in New Zealand which expire between 2034 and 2037, and nine issued European patents which have each been validated in Germany, France and Great Britain, with some also validated in Switzerland, Denmark, Spain, the Netherlands, Norway and Sweden, and expire between 2033 and 2037.
We have registered “Okta” and "Auth0" as trademarks in many jurisdictions throughout the world to protect our brands. We also have filed other trademark applications pending in various jurisdictions throughout the world. We also have registered other trademarks in the United States including "Okta Your Cloud, Covered," "Enterprise Identity, Delivered," "Work Outside the Perimeter," "Oktane" and "Never Build Auth Again."
We are the registered holder of a variety of domestic and international domain names that include “Okta,” "Auth0" and similar variations.
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
We compete with both cloud-based and on-premise enterprise application software providers. Our competitors vary in size and in the breadth and scope of the products and services offered. However, certain of our competitors have substantial competitive advantages such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions and greater name recognition than we do. Our principal competitor is Microsoft.
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
As of January 31, 2022, we had 5,030 employees, of which approximately 74% were in the United States and 26% were in our international locations. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our employee engagement program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about company initiatives, employee programs, talent risks, management opportunities and more. In fiscal 2022, 83% of our eligible employees participated in our annual employee engagement survey.
We encourage you to review the “Diversity, Inclusion and Belonging,” “Responsibility,” “Careers” and “Okta for Good” pages of our website at www.okta.com for more detailed information regarding our human capital programs and initiatives. Additional information on our diversity, inclusion and belonging strategy, diversity metrics and programs can be found in our most recent State of Inclusion at Okta annual report located on our website at www.okta.com/state-of-inclusion-at-okta, and additional information on our compensation, benefits and wellness programs is available on our Total Rewards website at rewards.okta.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
People First Philosophy
“Empower our people” is one of our core values and in fiscal 2022, we introduced our “People First” philosophy in which culture, career growth, competitive rewards, flexible work and purpose come together to create a shared sense of ownership in achieving our company vision. As we enter our next phase of growth, bolstered by the addition of Auth0 and its employees, we want every employee to feel ownership of Okta.
Diversity, Inclusion and Belonging
We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. Over the past few years, we have made deeper investments in our diversity, inclusion and belonging ("DIB") program at Okta. Our DIB initiatives – spearheaded by our DIB department, Inclusion Council and employee resource groups ("ERGs"), in partnership with various other teams – focus on DIB in our workforce, in our workplace and in the community.
We employ inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process. Our engagement with diversity sourcing programs and partnerships allows us to both source top talent from underrepresented groups for current open roles, and further strengthen our ability to build and nurture diverse talent communities for future roles. We also continue to recruit from a range of colleges, including those that support women in computer science and Historically Black Colleges and Universities, and engage with organizations that support diverse students and jobseekers through our social impact arm, Okta for Good.

Nurturing a culture of inclusion and belonging in our workplace is a key priority. We empower our employees to be authentic and grow through open conversations and engagement resources, including regular safe space DIB discussion forums and facilitated workshops, personalized DIB learning tools, mentoring and workplace development programs focused on supporting talent from underrepresented communities, and sponsorship of ERGs that strengthen our DIB culture. We currently have ERGs supporting women, people of color, veterans, the LGBTQIA+ community and parents and caregivers, and plan to launch affinity groups supporting neurodiversity and persons with disabilities in fiscal 2023.
Growth and Development
We invest significant resources to develop talent and actively foster a learning culture where employees are empowered to drive their personal and professional growth. We provide our employees with a wide range of learning and development opportunities, including in-person, virtual, social and self-directed learning, mentoring, coaching and external development. We offer extensive onboarding and training programs to prepare our employees at all levels for career progression and individual development.
Compensation, Benefits and Wellness
We provide robust compensation, benefits and wellness programs that help support the varying needs of our employees. In addition to market-competitive base pay, short-term bonus incentives and long-term equity incentives, our total rewards program offers comprehensive employee benefits that may vary by country/region, including an employee stock purchase plan, a 401(k) plan with company matching contribution, comprehensive medical, dental and vision insurance, life and disability insurance, health savings accounts, flexible time off, volunteer time off, gender-neutral paid parental leave, fertility and adoption support, family care resources, mobile and internet reimbursement, mental health and lifestyle support programs and a variety of other health and wellness resources.
We are committed to fair compensation and opportunity in our workplace. We conduct regular equal pay assessments and adjust as needed to ensure our employees are paid equitably without regard to gender or ethnicity.
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
Looking forward, we continue to focus on technologies and programs that create equity and build community across our dynamic workforce, including:
•Flexible benefit offerings that allow employee customization;
•Workplace solutions, such as coworking spaces, outside of our primary office locations that support our distributed teams;
•A Dynamic Work Sustainability Guide to empower our employees to reduce their carbon footprints wherever they are working from; and
•Curated experience programs that foster a sense of community both in-person and virtually.
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
In addition, prior to our initial public offering ("IPO") in April 2017, we reserved 300,000 shares of our common stock to fund and support the operations of Okta for Good, of which 172,500 shares of Class A common stock remained reserved for future issuances as of January 31, 2022.
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
•There are risks related to our ability to successfully integrate Auth0 and realize potential benefits from the acquisition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 42.6% of the voting power of our capital stock as of January 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

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
As a result of the COVID-19 pandemic, for most of fiscal 2021, we temporarily closed our offices, required our employees to work from home and implemented significant travel restrictions. We shifted our customer, employee and industry events, including our annual user conferences Oktane20 Live and Oktane21 Live, to virtual-only formats. In fiscal 2022, as the administration of vaccines increased, we reopened our offices to partial capacity, allowing our employees to voluntarily return, and in fiscal 2023, we are shifting to hybrid in-person and virtual sales formats and experiences for future annual user conferences. The conditions caused by the COVID-19 pandemic have and may continue to affect the rate of IT spending and have and could adversely affect our current and potential customers’ ability or willingness to purchase our offerings. It has and could continue to delay current and prospective customers’ purchasing decisions, adversely impact our ability to provide professional services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of our subscription contracts, or affect customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have been and may continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states and countries imposed or may impose a wide range of restrictions on our employees’, partners’, customers’ and potential customers’ physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees’, partners’, customers’ or potential customers’ attendance or productivity, our results of operations and overall financial performance may be harmed.
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
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the COVID-19 pandemic, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.
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
From fiscal 2020 to fiscal 2021, our revenue grew from $586.1 million to $835.4 million, an increase of 43%, and from fiscal 2021 to fiscal 2022, our revenue grew from $835.4 million to $1,300.2 million, an increase of 56%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have incurred significant net losses in each year since our inception, including net losses of $208.9 million, $266.3 million and $848.4 million in fiscal 2020, 2021 and 2022, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as a result of the Auth0 acquisition, and as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 2,806 employees as of January 31, 2021 to 5,030 employees as of January 31, 2022. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the Americas, Asia-Pacific and Europe, and we plan to expand our international operations. We also have added several offices outside the United States through our acquisition of Auth0.

Our international revenue was 16% and 20% of our total revenue in fiscal 2021 and fiscal 2022, respectively. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:
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
•political, economic and social instability, war, terrorist activities or armed conflict, including Russia's invasion of Ukraine;
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
Risks Related to the Acquisition of Auth0
The ongoing integration of Auth0 may cause a disruption in our business.
The ongoing integration following the acquisition of Auth0 (the “Acquisition”) could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The ongoing integration of Auth0 may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the integration process could adversely affect our financial results.
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
Prior to the consummation of the Acquisition, we and Auth0 operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The ongoing integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we are not able to successfully integrate Auth0’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Auth0’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Auth0’s operations with ours in order to realize the anticipated benefits of the Acquisition:
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
•developing products and technology that allow value to be unlocked in the future; and
•evaluating and forecasting the financial impact of the Acquisition transaction.
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
Pursuant to the acquisition method of accounting, the purchase price we paid for Auth0 has been allocated to the underlying Auth0 tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date is preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
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
In addition, security breaches impacting our platform could result in a risk of loss or unauthorized disclosure of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. For example, in December 2021, a third party reported a remote code execution vulnerability in the Java logging library known as “log4j” that affected many systems worldwide. We have reviewed the use of this library within our software product portfolio and in our IT environment and have taken steps to mitigate the vulnerability. There is no guarantee that our preventative and mitigation actions with respect to this vulnerability and others like it will fully eliminate the risk of a malicious compromise of our or our customers’ systems.
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
In addition, we use channel partners to sell our products and conduct business on our behalf abroad. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-

owned or affiliated entities and under certain circumstances we could be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot ensure that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
New income, sales, use, value-added or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.
As a multinational organization, we may be subject to taxation in certain jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm us and our results of operations.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could harm our business.
State, foreign and local taxing jurisdictions have differing rules and regulations governing sales, use and other indirect taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and value-added taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our service in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
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
Our ability to use our U.S. net operating loss carry-forwards and certain other tax attributes may be limited.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to those related to the valuation of goodwill and purchased intangible assets arising from business combinations, revenue recognition, period of benefit for deferred commissions, incremental borrowing rates for operating leases, effective interest rates for convertible notes, valuation of deferred income taxes and valuation of certain equity awards assumed. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 42.6% of the voting power of our capital stock as of January 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, our directors, executive officers and their affiliates held in the aggregate 42.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of January 31, 2022, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between February 1, 2022 and April 30, 2022. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of January 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through January 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2023 Notes were classified as current liabilities on the consolidated balance sheet as of January 31, 2022.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through January 31, 2022, Note Hedges corresponding to approximately 6.8 million shares have been terminated or settled. As of January 31, 2022, Note Hedges giving us the option to purchase approximately 0.4 million shares (subject to adjustment) remained outstanding. Through January 31, 2022, we have terminated Warrants corresponding to approximately 6.1 million shares. As of January 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statements of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the respective trading price of the Notes.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our former Chief Financial Officer stepped down from his role in June 2021, and our current Chief Financial Officer served on an interim basis from June 2021 until his permanent appointment in January 2022. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 285,996 square feet under a lease, as amended, that expires in October 2028. We are entitled to two five-year options to extend this lease, subject to certain requirements.
We also lease space in various locations in the Americas, Europe and Asia-Pacific.
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
As of February 28, 2022, we had 233 holders of record of our Class A common stock and 19 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
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

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Okta, Inc. under the Securities Act of 1933, as amended ("Securities Act") or the Exchange Act.
We have presented below the cumulative total return to our stockholders from April 7, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2022 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,250
$1,000
$750
$500
$250
$0
Base period
4/7/2017
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
Okta
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base period 4/7/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022
Okta	$100.00	$125.27	$350.62	$544.66	$1,101.70	$841.73
S&P 500 Index	100.00	119.88	114.80	136.93	157.68	191.70
S&P 500 Information Technology Index	100.00	132.07	129.11	185.80	251.86	315.66

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Unregistered Sales of Equity Securities
(a)Unregistered Sales of Equity Securities
In connection with conversions of certain convertible notes due in 2023 ("2023 Notes") during the year ended January 31, 2022, we issued 475,915 shares of our Class A common stock. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holders of the 2023 Notes in the exchange agreements pursuant to which the shares of Class A Common Stock were issued.
(b)    Issuer Purchases of Equity Securities
None.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.
Overview
Okta is the leading independent identity provider. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application program interfaces, IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of January 31, 2022, more than 15,000 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of January 31, 2022, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
We employ a Software-as-a-Service ("SaaS") business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access the Okta Identity Cloud and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Impact of COVID-19 Pandemic

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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the year ended January 31, 2022. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. For most of fiscal 2021, we established mandatory work-from-home procedures for our global office locations, and our employees had the necessary tools and technology to remain connected and productive. In addition, in fiscal 2021 we shifted our customer, employee and industry events, including our annual user conference to virtual-only formats, resulting in cost savings. We further experienced cost savings driven by reductions in employee-related expenses as our sales and marketing activities shifted primarily to an online-only sales format and our employees shifted to work-from-home procedures. In fiscal 2022, as the administration of vaccines increased, we reopened our offices to partial capacity, allowing our employees to voluntarily return and resumed some in-person sales and marketing activities. In fiscal 2023, we are shifting to hybrid in-person and virtual sales formats and experiences for future annual user conferences, and we expect our future costs to increase.

See Risk Factors for further discussion of the potential impact of COVID-19 and its related public health measures on our business.

Acquisition of Auth0
On May 3, 2021, we completed the acquisition of Auth0, Inc ("Auth0"). The acquisition date fair value, net of acquired cash and subject to final adjustments, was approximately $5,671.0 million, including approximately 19.2 million shares of our Class A common stock valued at $5,175.6 million, $257.0 million in cash, and assumed equity awards with an initial fair market value of $238.4 million. In addition, we issued unvested restricted stock valued at $332.1 million and assumed unvested equity and restricted cash awards valued at $430.2 million, which are subject to future vesting and will be recorded as expense over the period the services are provided. Approximately 5% of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. The estimated transaction value of approximately $6,500.0 million includes restricted stock and assumed equity and restricted cash awards subject to future vesting and was based on the fixed conversion stock price specified in the Merger Agreement. Further, the estimated transaction value excludes the impact of cash acquired and other customary closing purchase price adjustments. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Financial Information and Segments
We operate our business as one reportable segment. Our revenue has grown significantly. For the years ended January 31, 2022, 2021 and 2020, our revenue was $1,300.2 million, $835.4 million and $586.1 million, respectively, representing a growth rate of 56% and 43%, respectively. For the years ended January 31, 2022, 2021 and 2020, we generated net losses of $848.4 million, $266.3 million and $208.9 million, respectively. Our accumulated deficit as of January 31, 2022 was $1,815.9 million.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2022	2021	2020
	(dollars in thousands)
Customers with annual contract value ("ACV") above $100,000	3,100	1,950	1,467
Dollar-based net retention rate for the trailing 12 months ended	124%	121%	119%
Current remaining performance obligations	$1,350,534	$841,797	$592,309
Remaining performance obligations	$2,694,262	$1,796,949	$1,209,659

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Calculated billings	$1,718,289	$975,994	$703,558
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2022, we had over 15,000 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in ACV with us was 3,100, 1,950 and 1,467 as of January 31, 2022, 2021 and 2020, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is based upon our ACV which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end ("Prior Period ACV"). We then calculate the ACV from these same customers as of the current period end ("Current Period ACV"). Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the Current Period ACV by the Prior Period ACV to arrive at our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate is inclusive of ACV from self-service customers.
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
Calculated Billings increased 76% in the year ended January 31, 2022 over the year ended January 31, 2021. We implemented operational changes to our billings process in the year ended January 31, 2022 pursuant to which we billed customers earlier than we would have under our historical billing practices. These changes had a favorable effect on billings in the year ended January 31, 2022. Absent the impact of the billings process changes, Calculated Billings would have grown 60% year-over-year in the year ended January 31, 2022. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.

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
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and issuance costs and contractual interest expense for our 2023 Notes, convertible notes due in 2025 ("2025 Notes") and convertible notes due in 2026 ("2026 Notes", together with the 2023 Notes and 2025 Notes, the "Notes"), interest income from our investment holdings, gains and losses from our strategic investments and loss on early extinguishment and conversion of debt.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue
Subscription	$1,249,210	$796,613	$552,688
Professional services and other	50,991	38,811	33,379
Total revenue	1,300,201	835,424	586,067
Cost of revenue
Subscription(1)	329,131	170,095	116,445
Professional services and other(1)	67,274	47,586	42,937
Total cost of revenue	396,405	217,681	159,382
Gross profit	903,796	617,743	426,685
Operating expenses
Research and development(1)	469,259	222,826	159,269
Sales and marketing(1)	770,326	427,350	340,356
General and administrative(1)	431,314	171,726	112,892
Total operating expenses	1,670,899	821,902	612,517
Operating loss	(767,103)	(204,159)	(185,832)
Interest expense	(92,182)	(72,660)	(27,017)
Interest income and other, net	9,768	12,891	17,089
Loss on early extinguishment and conversion of debt	(179)	(2,263)	(14,572)
Interest and other, net	(82,593)	(62,032)	(24,500)
Loss before provision for (benefit from) income taxes	(849,696)	(266,191)	(210,332)
Provision for (benefit from) income taxes	(1,285)	141	(1,419)
Net loss	$(848,411)	$(266,332)	$(208,913)
(1)    Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of subscription revenue	$49,091	$21,895	$12,923
Cost of professional services and other revenue	12,324	8,083	7,164
Research and development	192,712	63,270	37,683
Sales and marketing	135,916	53,802	38,077
General and administrative	175,437	49,131	30,777
Total stock-based compensation expense	$565,480	$196,181	$126,624

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended January 31,
	2022	2021	2020
Revenue
Subscription	96%	95%	94%
Professional services and other	4	5	6
Total revenue	100	100	100
Cost of revenue
Subscription	25	20	20
Professional services and other	5	6	7
Total cost of revenue	30	26	27
Gross profit	70	74	73
Operating expenses
Research and development	36	27	27
Sales and marketing	59	51	58
General and administrative	34	20	20
Total operating expenses	129	98	105
Operating loss	(59)	(24)	(32)
Interest expense	(7)	(9)	(5)
Interest income and other, net	1	1	3
Loss on early extinguishment and conversion of debt	—	—	(2)
Interest and other, net	(6)	(8)	(4)
Loss before provision for (benefit from) income taxes	(65)	(32)	(36)
Provision for (benefit from) income taxes	—	—	—
Net loss	(65)%	(32)%	(36)%

A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 4, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.okta.com.
Comparison of the Years Ended January 31, 2022 and 2021
Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$1,249,210	$796,613	$452,597	57%
Professional services and other	50,991	38,811	12,180	31
Total revenue	$1,300,201	$835,424	$464,777	56%
Percentage of revenue:
Subscription	96%	95%
Professional services and other	4	5
Total	100%	100%
Subscription revenue increased by $452.6 million, or 57%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers, and the inclusion of Auth0 revenue from the acquisition date of May 3, 2021,
Professional services and other revenue increased by $12.2 million, or 31%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue from the acquisition date.
The business combination with Auth0 contributed approximately $139.7 million in total revenue for the period from the acquisition date.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$329,131	$170,095	$159,036	93%
Professional services and other	67,274	47,586	19,688	41
Total cost of revenue	$396,405	$217,681	$178,724	82%
Gross profit	$903,796	$617,743	$286,053	46%
Gross margin:
Subscription	74%	79%
Professional services and other	(32)	(23)
Total gross margin	70%	74%
Cost of subscription revenue increased by $159.0 million, or 93%, for the year ended January 31, 2022 compared to the year ended January 31, 2021, primarily due to an increase of $77.5 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase in amortization of acquired developed technology of $28.0 million primarily in connection with the Auth0 acquisition, an increase of $26.6 million in third-party hosting costs as we expanded capacity to support our growth and an increase of $11.8 million in software license costs.

Our gross margin for subscription revenue decreased to 74% from 79% during the year ended January 31, 2022, compared to the year ended January 31, 2021 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin as well as an increase in amortization of acquired developed technology primarily in connection with the Auth0 acquisition. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $19.7 million, or 41%, for the year ended January 31, 2022, compared to the year ended January 31, 2021, primarily due to an increase of $15.5 million in employee compensation costs related to higher headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue decreased to (32)% during the year ended January 31, 2022 from (23)% during the year ended January 31, 2021 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$469,259	$222,826	$246,433	111%
Percentage of revenue	36%	27%
Research and development expenses increased $246.4 million, or 111%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $220.2 million in employee compensation costs related to higher headcount, including the Auth0 acquisition and an increase of $8.1 million in research and design expenses. The increase in employee compensation costs includes $47.8 million in stock-based compensation expense primarily related to the revesting agreements from our Auth0 acquisition.
Sales and Marketing Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$770,326	$427,350	$342,976	80%
Percentage of revenue	59%	51%
Sales and marketing expenses increased $343.0 million, or 80%, for the year ended January 31, 2022, compared to the year ended January 31, 2021 primarily due to an increase of $208.7 million in employee compensation costs related to headcount growth, including the Auth0 acquisition, an increase in marketing and event costs of $65.7 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers and higher production and advertising costs for our virtual format annual customer conference, an increase in amortization expense of $29.6 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the year ended January 31, 2022, but not in the year ended January 31, 2021, an increase in software license costs of $5.6 million, an increase in consulting expenses of $4.0 million and an increase in travel expenses of $3.1 million. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers for both Okta and Auth0 products.

General and Administrative Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$431,314	$171,726	$259,588	151%
Percentage of revenue	34%	20%
General and administrative expenses increased $259.6 million, or 151%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $178.5 million in employee compensation costs related to higher headcount to support our continued growth, including the Auth0 acquisition, an increase of $51.2 million due to acquisition and integration-related costs incurred in the year ended January 31, 2022, but not in the year ended January 31, 2021, an increase in software license costs of $9.2 million and an increase in consulting expenses of $4.5 million. The increase in employee compensation costs includes $33.8 million in one-time stock-based compensation expense related to accelerated vesting of equity awards for certain Auth0 employees at transaction close and $36.5 million in stock-based compensation expense related to the revesting agreements from our Auth0 acquisition in the year ended January 31, 2022.

Interest and Other, Net

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(92,182)	$(72,660)	$(19,522)	27%
Interest income and other, net	9,768	12,891	(3,123)	(24)
Loss on early extinguishment and conversion of debt	(179)	(2,263)	2,084	(92)
Interest and other, net	$(82,593)	$(62,032)
Interest expense increased $19.5 million, or 27%, for the year ended January 31, 2022 compared to the year ended January 31, 2021, due primarily to an increase of $20.5 million for the 2026 Notes that were issued in the second quarter of fiscal year 2021, partially offset by a decrease of $2.6 million for the 2023 Notes, due to the partial repurchase of the 2023 Notes in June 2020 ("Second Partial Repurchase of 2023 Notes") and other conversion activity.
Interest income and other, net decreased $3.1 million, or (24)%, for the year ended January 31, 2022 compared to the year ended January 31, 2021, primarily due to a decrease of $8.4 million in interest income resulting from lower interest rates and an increase of $2.9 million in foreign currency exchange losses, partially offset by an $8.2 million change in net realized gains and unrealized adjustments in the carrying value of our strategic investments.
Loss on early extinguishment and conversion of debt decreased $2.1 million, or (92)%, for the year ended January 31, 2022 compared to the year ended January 31, 2021 due to the Second Partial Repurchase of 2023 Notes which occurred in the year ended January 31, 2021 but not in the year ended January 31, 2022.

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

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Gross profit	$903,796	$617,743	$426,685
Add:
Stock-based compensation expense included in cost of revenue	61,415	29,978	20,087
Amortization of acquired intangibles	34,391	6,373	5,488
Acquisition and integration-related expenses(1)	1,889	—	—
Non-GAAP gross profit	$1,001,491	$654,094	$452,260
Gross margin	70%	74%	73%
Non-GAAP gross margin	77%	78%	77%
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

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Operating loss	$(767,103)	$(204,159)	$(185,832)
Add:
Stock-based compensation expense	565,480	196,181	126,624
Non-cash charitable contributions	7,238	9,292	1,746
Amortization of acquired intangibles	64,000	6,373	5,488
Acquisition and integration-related expenses(1)	56,667	—	3,449
Non-GAAP operating income (loss)	$(73,718)	$7,687	$(48,525)
Operating margin	(59)%	(24)%	(32)%
Non-GAAP operating margin	(6)%	1%	(8)%
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

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Net loss	$(848,411)	$(266,332)	$(208,913)
Add:
Stock-based compensation expense	565,480	196,181	126,624
Non-cash charitable contributions	7,238	9,292	1,746
Amortization of acquired intangibles	64,000	6,373	5,488
Acquisition and integration-related expenses(1)	56,667	—	3,449
Amortization of debt discount and debt issuance costs	86,461	68,424	25,892
Loss on early extinguishment and conversion of debt	179	2,263	14,572
Non-GAAP net income (loss)	$(68,386)	$16,201	$(31,142)
Net margin	(65)%	(32)%	(36)%
Non-GAAP net margin	(5)%	2%	(5)%

Weighted-average shares used to compute net loss per share, basic and diluted	148,036	127,212	117,221
Non-GAAP weighted-average effect of potentially dilutive securities	—	15,171	—
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	148,036	142,383	117,221

Net loss per share, basic and diluted	$(5.73)	$(2.09)	$(1.78)
Non-GAAP net income (loss) per share, basic	$(0.46)	$0.13	$(0.27)
Non-GAAP net income (loss) per share, diluted	$(0.46)	$0.11	$(0.27)
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

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$104,119	$127,962	$55,603
Less:
Purchases of property and equipment	(12,310)	(13,083)	(15,442)
Capitalization of internal-use software costs	(4,336)	(4,159)	(3,888)
Free cash flow	$87,473	$110,720	$36,273
Net cash used in investing activities	$(366,812)	$(1,305,146)	$(688,041)
Net cash provided by financing activities	$89,066	$1,091,598	$853,385
Free cash flow margin	7%	13%	6%
Calculated Billings
We define Calculated billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Total revenue	$1,300,201	$835,424	$586,067
Add:
Deferred revenue (end of period)	996,222	513,598	371,450
Unbilled receivables (beginning of period)	2,604	1,026	1,457
Acquired unbilled receivables	2,327	—	—
Less:
Deferred revenue (beginning of period)	(513,598)	(371,450)	(254,390)
Unbilled receivables (end of period)	(3,228)	(2,604)	(1,026)
Acquired deferred revenue	(66,239)	—	—
Calculated billings	$1,718,289	$975,994	$703,558
Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,501.8 million, which were held for working capital and general corporate purposes, including future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate proceeds of $345.0 million, before deducting costs of issuance of $10.0 million. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the issuance of the 2023 Notes, we entered into convertible note hedges ("Note Hedges") with respect to our Class A common stock. We used an aggregate amount of $80.0 million of the net proceeds from the sale of the 2023 Notes to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds of $52.4 million from the sale of warrants to purchase shares of our Class A common stock ("Warrants") in connection with the issuance of the 2023 Notes.

In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate proceeds of $1,060.0 million, before deducting issuance costs of approximately $19.3 million. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we entered into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. We used an aggregate amount of $74.1 million of the net proceeds from the sale of the 2025 Notes to purchase the 2025 Capped Calls.
Concurrent with the private offering of the 2025 Notes, we repurchased $224.4 million principal amount of the 2023 Notes in privately-negotiated transactions for aggregate consideration of $604.8 million, including approximately $224.4 million in cash and approximately 3.0 million shares of Class A common stock. We also terminated a portion of our existing Note Hedges and Warrants in amounts corresponding to the principal amount of the partial repurchase of the 2023 Notes in September 2019 ("First Partial Repurchase of 2023 Notes", and together with the Second Partial Repurchase of 2023 Notes, the "2023 Notes Partial Repurchases") for net proceeds of $47.2 million.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate proceeds of $1,150.0 million, before deducting issuance costs of approximately $15.2 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we entered into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock. We used an aggregate amount of $134.0 million of the net proceeds from the sale of the 2026 Notes to purchase the 2026 Capped Calls.
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
Through January 31, 2022, we converted and settled approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $33.4 million principal amount of 2023 Notes. In connection with these transactions, we issued approximately 0.7 million shares of Class A common stock and received approximately 0.5 million shares of Class A common stock, accompanied by immaterial cash payments. Subsequent to January 31, 2022, the Company received conversion requests for approximately $2.0 million aggregate principal amount of the 2023 Notes.
On May 3, 2021, we completed the acquisition of Auth0. In connection with this acquisition, consideration included cash of $149.6 million, net of cash acquired of $107.4 million, and approximately 19.2 million shares of our common stock with an estimated fair value of $5,175.6 million. In addition, we assumed outstanding employee equity awards with vested fair value of $238.4 million. Our consolidated results of operations include the results of operations for Auth0 for the period from May 3, 2021 through January 31, 2022.
On August 2, 2021, we completed the acquisition of atSpoke, providing total cash consideration, net of cash acquired of $79.0 million. Of this amount, $13.4 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.
We believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, the continuing market adoption of our platform, and the costs associated with integration of acquired businesses. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, we had deferred revenue of $996.2 million, of which $973.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$104,119	$127,962	$55,603
Net cash used in investing activities	(366,812)	(1,305,146)	(688,041)
Net cash provided by financing activities	89,066	1,091,598	853,385
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(2,347)	2,263	(209)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(175,974)	$(83,323)	$220,738
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023, 2025 and 2026 Notes in February 2018, September 2019 and June 2020, respectively.
During the year ended January 31, 2022, cash provided by operating activities was $104.1 million primarily due to our net loss of $848.4 million, adjusted for non-cash charges of $811.4 million and net cash inflows of $141.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments, amortization of debt discount and issuance costs and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $416.4 million increase in deferred revenue, a $78.5 million increase in accrued compensation, accrued other expenses and accounts payable, and a $22.9 million decrease in operating lease right-of-use assets, partially offset by a $174.8 million increase in accounts receivable, a $170.6 million increase in deferred commissions, a $24.5 million decrease in operating lease liabilities and a $6.8 million increase in prepaid expenses and other assets.
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
Investing Activities
Net cash used in investing activities during the year ended January 31, 2022 of $366.8 million was primarily attributable to purchases of investments of $1,846.7 million, payments of $215.2 million, net of cash acquired, in connection with our Auth0 and atSpoke acquisitions and purchases of property and equipment of $12.3 million to support additional office space and headcount and the capitalization of internal-use software costs of $4.3 million associated with the development of additional features and functionality for our platform. These activities were partially offset by proceeds from the sales and maturities of investments of $1,711.8 million.
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
Financing Activities
Cash provided by financing activities during the year ended January 31, 2022 of $89.1 million was primarily attributable to proceeds from the exercise of stock options of $53.5 million, and proceeds from employee purchases under our employee stock purchase plan ("ESPP") of $35.6 million.
Cash provided by financing activities during the year ended January 31, 2021 of $1,091.6 million was primarily attributable to the issuance of the 2026 Notes for proceeds of $1,134.8 million, net of issuance costs and proceeds from the termination of Note Hedges of $195.0 million, offset by payments for termination of Warrants of $175.4 million and the purchase of the 2026 Capped Calls of $134.0 million. Other items impacting cash provided by financing activities include proceeds from the exercise of stock options of $45.6 million and proceeds from our ESPP of $25.9 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible senior notes, operating leases for office space, data center hosting facilities, and other sales and marketing obligations. Our obligations under our convertible senior notes are described in the "Liquidity and Capital Resources" section of Item 7 of this Annual Report on Form 10-K and in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of January 31, 2022 can be found in Notes 10 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price ("SSP") basis. We determine SSP based on observable prices, if available, for those related services when sold separately. When such observable prices are not available, we determine SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
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
•obsolescence curves and other useful life assumptions, such as the period of time and intended use of acquired intangible assets in our product offerings;
•discount rates;
•uncertain tax positions and tax-related valuation allowances; and

•fair value of assumed equity awards.
These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill on our consolidated balance sheets totaled $5,401.3 million and $48.0 million as of January 31, 2022 and 2021, respectively. Goodwill is tested for impairment annually on November 1 or more frequently if certain indicators are present. Based on the annual assessment, no indicator of impairment was noted and as such no impairment charge was recorded during the years ended January 31, 2022, 2021 and 2020.
Convertible Senior Notes
We account for the issuance of convertible senior notes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 470-20, Debt with Conversion and Other Options ("ASC 470-20"). Pursuant to ASC 470-20, as our Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, we are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component is computed by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility, the risk-free rate, and observable trading activity for our existing Notes. For the market-based approach, we observe the price of derivative instruments purchased in conjunction with our convertible senior note issuances or we evaluate issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. This difference represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. When the exchange is deemed to have substantially different terms due to a significant difference between the value of the conversion option immediately prior to and after the exchange, the transaction is accounted for as a debt extinguishment. Pursuant to ASC 470-20, total consideration for the satisfaction of an existing debt obligation is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches used to determine the effective interest rate of the new debt obligation, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the amortized carrying value of the extinguished debt, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs, is recorded as a gain or loss on extinguishment.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" and " — Recently Issued Accounting Pronouncements Not Yet Adopted” for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the years ended January 31, 2022, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,501.8 million as of January 31, 2022, of which $2,393.9 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the 2023 Notes Partial Repurchases. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through January 31, 2022, we received and completed requests to convert approximately $33.4 million principal amount of 2023 Notes (not in connection with the 2023 Notes Partial Repurchases) and exercised and net-share-settled Note Hedges corresponding to approximately $33.4 million principal amount of 2023 Notes. Subsequent to January 31, 2022, the Company received conversion requests for approximately $2.0 million aggregate principal amount of the 2023 Notes.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Okta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2022 expressed an unqualified opinion thereon.
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

Revenue recognition – Identifying and evaluating terms and conditions in contracts
Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company derives revenue from subscription fees and professional services fees. The Company’s arrangements are generally non-cancelable and non-refundable. In addition, the arrangements do not provide customers with the right to take possession of the software and, as a result, are accounted for as service arrangements. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancelable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer. Revenue for the Company’s professional services is recognized as services are performed in proportion to their pattern of transfer.

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

Acquisition of Auth0 – Fair value of technology and customer-related intangible assets
Description of the Matter
As explained in Note 3 to the consolidated financial statements, the Company completed the acquisition of Auth0, a privately-held, Identity-as-a-Service company during fiscal 2022 for total consideration of $5.7 billion, which was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Auth0 was complex due to the significant estimation required in determining the fair value of developed technology and customer relationship intangible assets, which were valued and recorded at $172.0 million and $140.9 million, respectively. The Company used discounted cash flow models to determine the value of developed technology and customer relationship intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model and the sensitivity of the fair value to certain significant underlying assumptions, in particular, the projections of future revenue, including the impact of obsolescence curves for developed technology assets, expected customer attrition rates and anticipated growth in revenue from acquired customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions, such as controls over the recognition and measurement of developed technology and customer relationships intangible assets, including the valuation model and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology and customer relationship intangible assets, our audit procedures included, among others, involvement of our valuation specialists to assist us in the evaluation of the valuation methodology used by the Company and procedures to test the assumptions used in the valuation, including the completeness and accuracy of the underlying data. We compared the revenue forecast assumptions, including the impact of technology obsolescence curves, expected customer attrition rates and anticipated growth in revenue from acquired customers, to current industry, market and economic trends, and to historical results of the acquired business and the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Jose, California
March 7, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Auth0, Inc. which is included in the 2022 consolidated financial statements of the Company and constituted 2% of consolidated total assets and 11% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Auth0, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 7, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
March 7, 2022

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$260,134	$434,607
Short-term investments	2,241,657	2,121,584
Accounts receivable, net of allowances of $4,359 and $3,451	397,509	194,818
Deferred commissions	74,728	45,949
Prepaid expenses and other current assets	66,605	81,609
Total current assets	3,040,633	2,878,567
Property and equipment, net	65,488	62,783
Operating lease right-of-use assets	147,940	149,604
Deferred commissions, noncurrent	191,029	108,555
Intangible assets, net	316,968	27,009
Goodwill	5,401,343	48,023
Other assets	42,294	24,256
Total assets	$9,205,695	$3,298,797
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,203	$8,557
Accrued expenses and other current liabilities	89,315	53,729
Accrued compensation	143,805	71,906
Convertible senior notes, net	16,194	908,684
Deferred revenue	973,289	502,738
Total current liabilities	1,242,806	1,545,614
Convertible senior notes, net, noncurrent	1,815,714	857,387
Operating lease liabilities, noncurrent	170,611	179,518
Deferred revenue, noncurrent	22,933	10,860
Other liabilities, noncurrent	31,775	11,375
Total liabilities	3,283,839	2,604,754
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2022 and 2021	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 149,624 and 122,824 shares issued and outstanding as of January 31, 2022 and 2021, respectively	15	12
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 6,978 and 8,159 shares issued and outstanding as of January 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	7,749,716	1,656,096
Accumulated other comprehensive income	(12,009)	5,390
Accumulated deficit	(1,815,867)	(967,456)
Total stockholders’ equity	5,921,856	694,043
Total liabilities and stockholders’ equity	$9,205,695	$3,298,797

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue
Subscription	$1,249,210	$796,613	$552,688
Professional services and other	50,991	38,811	33,379
Total revenue	1,300,201	835,424	586,067
Cost of revenue
Subscription	329,131	170,095	116,445
Professional services and other	67,274	47,586	42,937
Total cost of revenue	396,405	217,681	159,382
Gross profit	903,796	617,743	426,685
Operating expenses
Research and development	469,259	222,826	159,269
Sales and marketing	770,326	427,350	340,356
General and administrative	431,314	171,726	112,892
Total operating expenses	1,670,899	821,902	612,517
Operating loss	(767,103)	(204,159)	(185,832)
Interest expense	(92,182)	(72,660)	(27,017)
Interest income and other, net	9,768	12,891	17,089
Loss on early extinguishment and conversion of debt	(179)	(2,263)	(14,572)
Interest and other, net	(82,593)	(62,032)	(24,500)
Loss before provision for (benefit from) income taxes	(849,696)	(266,191)	(210,332)
Provision for (benefit from) income taxes	(1,285)	141	(1,419)
Net loss	$(848,411)	$(266,332)	$(208,913)

Net loss per share, basic and diluted	$(5.73)	$(2.09)	$(1.78)

Weighted-average shares used to compute net loss per share, basic and diluted	148,036	127,212	117,221

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(848,411)	$(266,332)	$(208,913)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(13,713)	779	1,220
Foreign currency translation adjustments	(3,686)	3,719	(9)
Other comprehensive income (loss)	(17,399)	4,498	1,211
Comprehensive loss	$(865,810)	$(261,834)	$(207,702)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	101,093,322	10	11,059,181	1	744,896	(319)	(492,211)	252,377
Issuance of common stock upon exercise of stock options and other activity, net	5,323,410	1	100,007	—	45,731	—	—	45,732
Issuance of common stock under employee stock purchase plan	322,795	—	—	—	18,767	—	—	18,767
Issuance of common stock for settlement of RSUs	1,716,222	—	—	—	—	—	—	—
Issuance of common stock for bonus settlement	34,600	—	—	—	2,809	—	—	2,809
Issuance of common stock pursuant to charitable donation	15,000	—	—	—	1,746	—	—	1,746
Conversion of Class B common stock to Class A common stock	2,511,409	—	(2,511,409)	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	217,347	—	—	217,347
Equity component of early extinguishment of convertible senior notes	2,973,311	—	—	—	(26,713)	—	—	(26,713)
Proceeds from hedges related to convertible senior notes	—	—	—	—	405,851	—	—	405,851
Payments for warrants related to convertible senior notes	—	—	—	—	(358,622)	—	—	(358,622)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(74,094)	—	—	(74,094)
Stock-based compensation	—	—	—	—	127,846	—	—	127,846
Other comprehensive income	—	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	—	(208,913)	(208,913)
Balances as of January 31, 2020	113,990,069	$11	8,647,779	$1	$1,105,564	$892	$(701,124)	$405,344

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options and other activity, net	4,113,825	1	254,858	—	45,619	—	—	45,620
Issuance of common stock under employee stock purchase plan, net of cancellations	247,131	—	—	—	25,911	—	—	25,911
Issuance of common stock for settlement of RSUs	2,109,393	—	—	—	—	—	—	—
Issuance of common stock for bonus settlement	85,701	—	—	—	9,818	—	—	9,818
Issuance of common stock pursuant to charitable donation	42,500	—	—	—	9,292	—	—	9,292
Conversion of Class B common stock to Class A common stock	743,190	—	(743,190)	—	—	—	—	—
Exercise of hedges related to convertible senior notes	(167,946)	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	306,220	—	—	306,220
Equity component of early extinguishment and conversion of convertible senior notes	1,660,104	—	—	—	70,493	—	—	70,493
Proceeds from hedges related to convertible senior notes	—	—	—	—	195,046	—	—	195,046
Payments for warrants related to convertible senior notes	—	—	—	—	(175,399)	—	—	(175,399)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(133,975)	—	—	(133,975)
Stock-based compensation	—	—	—	—	197,507	—	—	197,507
Other comprehensive income	—	—	—	—	—	4,498	—	4,498
Net loss	—	—	—	—	—	—	(266,332)	(266,332)
Balances as of January 31, 2021	122,823,967	$12	8,159,447	$1	$1,656,096	$5,390	$(967,456)	$694,043
Issuance of common stock in connection with business combinations	19,190,297	2	—	—	5,409,342	—	—	5,409,344
Issuance of common stock in connection with business combinations subject to future vesting	1,269,008	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	2,552,466	1	1,673	—	53,534	—	—	53,535
Issuance of common stock under employee stock purchase plan, net of cancellations	185,707	—	—	—	35,568	—	—	35,568
Issuance of common stock for settlement of RSUs	2,294,313	—	—	—	(13)	—	—	(13)
Issuance of common stock pursuant to charitable donation	30,000	—	—	—	7,238	—	—	7,238
Conversion of Class B common stock to Class A common stock	1,182,628	—	(1,182,628)	—	—	—	—	—
Equity component of early extinguishment and conversion of convertible senior notes	475,915	—	—	—	20,776	—	—	20,776
Proceeds from hedges related to convertible senior notes	(380,088)	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	567,173	—	—	567,173
Other comprehensive income	—	—	—	—	—	(17,399)	—	(17,399)
Net loss	—	—	—	—	—	—	(848,411)	(848,411)
Balances as of January 31, 2022	149,624,213	$15	6,978,492	$1	$7,749,716	$(12,009)	$(1,815,867)	$5,921,856
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(848,411)	$(266,332)	$(208,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	565,480	196,181	126,624
Depreciation, amortization and accretion	107,612	36,865	17,815
Amortization of debt discount and issuance costs	86,461	68,424	25,892
Amortization of deferred commissions	57,177	39,661	28,588
Deferred income taxes	(6,157)	(1,182)	(2,253)
Non-cash charitable contributions	7,238	9,292	1,746
Loss on early extinguishment and conversion of debt	179	2,263	14,572
(Gain) loss on strategic investments	(7,609)	628	(130)
Other, net	1,051	4,909	119
Changes in operating assets and liabilities:
Accounts receivable	(174,817)	(66,373)	(37,515)
Deferred commissions	(170,577)	(81,016)	(61,224)
Prepaid expenses and other assets	(6,758)	(13,174)	(4,080)
Operating lease right-of-use assets	22,856	19,053	12,951
Accounts payable	6,764	4,081	1,689
Accrued compensation	50,309	44,157	23,034
Accrued expenses and other liabilities	21,391	5,527	9,972
Operating lease liabilities	(24,455)	(17,150)	(9,716)
Deferred revenue	416,385	142,148	116,432
Net cash provided by operating activities	104,119	127,962	55,603
Cash flows from investing activities:
Capitalization of internal-use software costs	(4,336)	(4,159)	(3,888)
Purchases of property and equipment	(12,310)	(13,083)	(15,442)
Purchases of securities available for sale and other	(1,846,709)	(2,029,030)	(999,387)
Proceeds from maturities and redemption of securities available for sale	1,482,033	535,123	356,277
Proceeds from sales of securities available for sale and other	229,798	206,129	27,271
Payments for business acquisitions, net of cash acquired	(215,175)	—	(44,283)
Purchase of intangible assets	(113)	(126)	(8,589)
Net cash used in investing activities	(366,812)	(1,305,146)	(688,041)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,134,841	1,040,660
Payments for repurchases and conversions of convertible senior notes	(26)	(446)	(224,414)
Proceeds from hedges related to convertible senior notes	2	195,046	405,851
Payments for warrants related to convertible senior notes	—	(175,399)	(358,622)
Purchases of capped calls related to convertible senior notes	—	(133,975)	(74,094)
Proceeds from stock option exercises, net of repurchases	53,522	45,620	45,363
Proceeds from shares issued in connection with employee stock purchase plan	35,568	25,911	18,767
Other, net	—	—	(126)
Net cash provided by financing activities	89,066	1,091,598	853,385
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(2,347)	2,263	(209)
Net (decrease) increase in cash, cash equivalents and restricted cash	(175,974)	(83,323)	220,738
Cash, cash equivalents and restricted cash at beginning of year	448,630	531,953	311,215
Cash, cash equivalents and restricted cash at end of year	$272,656	$448,630	$531,953

	Year Ended January 31,
	2022	2021	2020
Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$5,704	$3,759	$862
Income taxes	3,116	978	1,123
Non-cash investing and financing activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	5,409,344	—	—
Issuance of common stock for repurchases and conversions of convertible senior notes	126,144	307,910	380,406
Benefit from exercise of hedges related to convertible senior notes	92,097	37,076	—
Common stock issued as charitable contribution	7,238	9,292	1,746
Operating lease right-of-use assets exchanged for lease liabilities	21,518	45,611	16,832
Issuance of common stock for bonus settlement	—	9,818	2,809
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$260,134	$434,607	$520,048
Restricted cash, current included in prepaid expenses and other current assets	5,012	4,553	467
Restricted cash, noncurrent included in other assets	7,510	9,470	11,438
Total cash, cash equivalents and restricted cash	$272,656	$448,630	$531,953
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements include the results of operations for acquired businesses from their acquisition dates to January 31, 2022. See Note 3 for additional details.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.
Certain reclassifications of components of prior period operating cash flows have been made in the consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on total operating cash flows as previously reported.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the SSP for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the effective interest rate of the liability components of its convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, the valuation of goodwill and acquired intangible assets, including their useful lives and the valuation of certain equity awards assumed.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has spread across the globe. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the years ended January 31, 2022 and 2021. As events continue to evolve and additional information becomes available, the Company’s assumptions and estimates may change materially in future periods.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and were not material for the years ended January 31, 2022, 2021 or 2020. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.

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

Deferred Commissions
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the terms of its customer contracts, its technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally two years. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Sales commissions capitalized as contract costs totaled $170.7 million and $81.0 million in the years ended January 31, 2022 and 2021, respectively. Amortization of contract costs was $57.2 million, $39.7 million and $28.6 million for the years ended January 31, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2022 and 2021.
As of January 31, 2022 and 2021, the Company's long-term restricted cash balance was $7.5 million and $9.5 million, respectively, primarily related to letters of credit for its facility lease agreements.
Short-Term Investments
The Company’s short-term investments comprise of U.S. treasury securities and corporate debt securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, short-term investments, including securities with stated maturities beyond twelve months, are classified within current assets in the consolidated balance sheets.
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
Strategic Investments
The Company's strategic investments consist of equity investments in privately held companies and are included in Other assets on the consolidated balance sheets. Investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured using the measurement alternative. In applying the measurement alternative, the Company adjusts the carrying values of strategic investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Additionally, the Company evaluates its strategic investments at least quarterly for impairment. Adjustments and impairments are recorded in Interest and other, net on the consolidated statements of operations.
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
These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company's preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill and Other Long-Lived Assets
The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually on November 1st or more frequently if certain indicators are present.
Long-lived assets, such as property and equipment and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value.
The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives in cost of revenue in the consolidated statements of operations.
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2029. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on the more readily determinable of either the rate implicit in the lease or the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the Company's consolidated balance sheet. The estimation of the incremental borrowing rate is based on an estimate of the Company's unsecured borrowing rate for its Notes, adjusted for tenor and collateralized security features. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For leases with a lease term of 12 months or less ("short-term leases"), the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

Convertible Senior Notes
The Company accounts for the issuance of convertible senior notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Pursuant to ASC 470-20, as the Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component is computed by estimating the fair value of a similar liability without the conversion option using income and market-based approaches. For the income-based approach, the Company uses a convertible bond pricing model that includes several assumptions such as volatility, the risk-free rate, and observable trading activity for the Company's existing Notes. For the market-based approach, the Company observes the price of derivative instruments purchased in conjunction with our convertible senior note issuances or the Company evaluates issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. This difference represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
Similarly, in accordance with ASC 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an extinguishment depending on whether the exchange is determined to have substantially different terms. When the exchange is deemed to have substantially different terms due to a significant difference between the value of the conversion option immediately prior to and after the exchange, the transaction is accounted for as a debt extinguishment. Pursuant to ASC 470-20, total consideration for the satisfaction of an existing debt obligation is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches used to determine the effective interest rate of the new debt obligation, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the amortized carrying value of the extinguished debt, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs, is recorded as a gain or loss on extinguishment.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $78.9 million, $33.1 million, and $17.0 million for the years ended January 31, 2022, 2021 and 2020.
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
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence, including its historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the U.S. deferred tax assets, the Company has recorded a full valuation allowance against its U.S. deferred tax assets. Realization of its deferred tax assets is dependent primarily upon future U.S. taxable income.
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
As of January 31, 2022 and 2021 and for each of the three years ended January 31, 2022, no single customer represented greater than 10% of accounts receivable or greater than 10% of revenue, respectively.
In order to reduce the risk of downtime of the Company’s subscription services, the Company uses data center facilities operated by a third-party located in Virginia, Oregon, Ohio, Germany, Ireland, Singapore, Sydney and Japan. The Company has internal procedures to restore services in the event of disaster at any of its current data center facilities. Even with these procedures for disaster recovery in place, the Company’s subscription services could be significantly interrupted during the time period following a disaster at one of its sites and the subsequent restoration of services at another site.
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$1,036,389	$701,635	$494,529
International	263,812	133,789	91,538
Total	$1,300,201	$835,424	$586,067
Other than the United States, no individual country exceeded 10% of total revenue for the years ended January 31, 2022, 2021 and 2020.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2022 and 2021, substantially all of the Company’s property and equipment was located in the United States.
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested restricted stock units ("RSUs") purchase rights issued under the 2017 Employee Stock Purchase Plan shares subject to repurchase from early exercised options, unvested common stock and restricted stock issued in connection with certain business combinations, convertible senior notes and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Since the Company's initial public offering, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 15 for additional details.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021.
The Company will adopt ASU 2020-06 effective February 1, 2022, using the modified retrospective method. In the consolidated balance sheets the adoption of the new standard is estimated to result in an increase of approximately $372 million to the total carrying value of the Company’s convertible senior notes, a decrease of approximately $527 million to additional paid-in capital and a cumulative-effect adjustment of approximately $155 million to the beginning balance of accumulated deficit as of February 1, 2022.
In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company has elected to early adopt this standard effective February 1, 2022, with no material impact to its consolidated financial statements and related disclosures.

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
See Note 13 for further discussion of amounts related to post-combination services that will be expensed over the remaining service periods as stock-based compensation.
Acquisition costs of $29.0 million related to Auth0 were expensed by the Company in general and administrative expenses in its consolidated statements of operations for the six months ended July 31, 2021.
The transaction was accounted for as a business combination. The total purchase price of $5,671.0 million was allocated using information currently available to the Company and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date. Preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values is as follows (in thousands):

Estimated Fair Value
Cash and cash equivalents	$107,425
Accounts receivable	28,572
Prepaid expenses and other current assets	12,748
Property and equipment, net	1,928
Operating lease right-of-use assets	6,873
Other assets	5,201
Intangible assets	334,300
Accounts payable	(3,610)
Accrued expenses and other current liabilities	(10,946)
Accrued compensation	(19,187)
Deferred revenue	(65,339)
Operating lease liabilities, noncurrent	(5,694)
Other liabilities, noncurrent	(11,341)
Net assets acquired	$380,930
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
The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	5 years	$172,000
Customer relationships	2 - 6 years	140,900
Trade name	5 years	21,400
Total identifiable intangible assets		$334,300
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
Revenue and earnings of Auth0 included in the Company’s consolidated income statement from the acquisition date through January 31, 2022 are as follows (in thousands):

For the period
May 3, 2021 to January 31, 2022
Revenue	$139,679
Net loss	(385,302)
The unaudited pro forma consolidated revenue and earnings for the year ended January 31, 2022 and 2021, calculated as if Auth0 had been acquired as of February 1, 2020 are as follows (in thousands):

	Pro Forma Consolidated Statement of Operations Data
	Year Ended January 31,
	2022	2021
Revenue	$1,349,779	$944,782
Net loss	(846,694)	(690,482)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Auth0 to reflect certain business combination and one-time accounting effects such as the fair value adjustment of deferred revenue, amortization expense from acquired intangible assets, stock-based compensation expense for unvested equity awards assumed, deferred commissions, release of deferred tax asset valuation allowance and acquisition costs as though the acquisition occurred as of the beginning of the Company’s fiscal 2021. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021.
Acquisition of atSpoke
On August 2, 2021, the Company acquired all issued and outstanding capital stock of Townsend Street Labs, Inc. (“atSpoke”), a modern workplace operations platform. The Company will incorporate atSpoke’s platform with Okta’s Identity Governance and Administration offering. The acquisition date cash consideration for atSpoke was approximately $79.3 million of which $13.4 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.
The Company recorded $18.3 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $63.2 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of atSpoke’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income and non-income based taxes and residual goodwill through the measurement period.
The Company incurred $0.9 million of acquisition-related costs, which were recorded as general and administrative expenses in its consolidated statements of operations in the quarter ended July 31, 2021.
This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of January 31, 2022 and 2021 were as follows (in thousands):

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	1,922,344	10	(10,166)	1,912,188
Corporate debt securities	331,050	—	(1,581)	329,469
Total short-term investments	2,253,394	10	(11,747)	2,241,657
Total	$2,405,617	$10	$(11,747)	$2,393,880

	As of January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	1,888,882	1,571	(22)	1,890,431
Corporate debt securities	230,726	429	(2)	231,153
Total short-term investments	2,119,608	2,000	(24)	2,121,584
Total	$2,430,865	$2,000	$(24)	$2,432,841
All short-term investments were designated as available-for-sale securities as of January 31, 2022 and 2021.
The following table presents the contractual maturities of the Company's short-term investments as of January 31, 2022 and 2021 (in thousands):

	As of January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$1,267,801	$1,264,675
Due between one to five years	985,593	976,982
Total	$2,253,394	$2,241,657
 As of January 31, 2022 and 2021, the Company included nil of unsettled purchases of short-term investments in Accrued expenses and other current liabilities on the consolidated balance sheets and included nil and $31.0 million, respectively, of unsettled maturities of short-term investments in Prepaid expenses and other current assets on the consolidated balance sheets.
The Company included $6.0 million and $10.5 million of interest receivable in Prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2022 and 2021, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of January 31, 2022 and 2021 because such potential losses were not material.

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. treasury securities	1,801,985	(10,166)	—	—	1,801,985	(10,166)
Corporate debt securities	319,767	(1,581)	—	—	319,767	(1,581)
Total	2,121,752	(11,747)	—	—	2,121,752	(11,747)
The Company had 193 and 10 short-term investments in unrealized loss positions as of January 31, 2022 and 2021, respectively. There were no material unrealized gains or losses from available-for-sale securities for the year ended January 31, 2020. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended January 31, 2022, 2021 and 2020.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of January 31, 2022 and 2021.
Strategic Investments
The Company's strategic investments include equity investments in privately held companies, which do not have a readily determinable fair value. As of January 31, 2022 and 2021, the balances of such strategic investments were $15.3 million and $3.1 million, respectively.
During the year ended January 31, 2022, the Company recorded $7.6 million of realized gains and unrealized adjustments in the carrying values of strategic investments. Realized gains and losses and unrealized adjustments recognized during the years ended January 31, 2021 and 2020 were immaterial. All gains and losses on strategic investments, whether realized or unrealized, are recognized in Interest income and other, net on the consolidated statements of operations.

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

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	—	1,912,188	—	1,912,188
Corporate debt securities	—	329,469	—	329,469
Total short-term investments	—	2,241,657	—	2,241,657
Total cash equivalents and short-term investments	$152,223	$2,241,657	$—	$2,393,880

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$311,257	$—	$—	$311,257
Total cash equivalents	311,257	—	—	311,257
Short-term investments:
U.S. treasury securities	—	1,890,431	—	1,890,431
Corporate debt securities	—	231,153	—	231,153
Total short-term investments	—	2,121,584	—	2,121,584
Total cash equivalents and short-term investments	$311,257	$2,121,584	$—	$2,432,841
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	As of January 31, 2022
	Net Carrying Amount(1)	Estimated Fair Value
2023 convertible senior notes	$16,295	$68,698
2025 convertible senior notes	$920,799	$1,323,406
2026 convertible senior notes	$913,875	$1,270,394
(1)    Before unamortized debt issuance costs.
The principal amounts of the 2023 Notes, the 2025 Notes and the 2026 Notes are $17.2 million, $1,060.0 million and $1,150.0 million, respectively. The difference between the principal amounts and the respective net carrying amounts before unamortized debt issuance costs represents the unamortized debt discount (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. As of January 31, 2022, the difference between the net carrying amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes. Based on the closing price of the Company's common stock of $197.89 on January 31, 2022, the if-converted values of the 2023 Notes and 2025 Notes exceeded the principal amounts of $17.2 million and $1,060.0 million by $53.3 million and $51.6 million, respectively. The if-converted value of the 2026 Notes was less than the principal amount of $1,150.0 million.

6. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2022 and 2021, goodwill was $5,401.3 million and $48.0 million, respectively. During the year ended January 31, 2022, the Company recorded goodwill of $5,290.1 million in connection with the Auth0 acquisition that was completed in May 2021 and $63.2 million in connection with the atSpoke acquisition that was completed in August 2021. See Note 3 for further details. No goodwill impairments were recorded during the years ended January 31, 2022, 2021 and 2020.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of January 31, 2022
	Gross	Accumulated Amortization	Net

Capitalized internal-use software costs	$36,319	$(24,170)	$12,149
Purchased developed technology	219,100	(47,085)	172,015
Customer relationships	140,900	(26,399)	114,501
Trade name	21,400	(3,210)	18,190
Software licenses	116	(3)	113
	$417,835	$(100,867)	$316,968

	As of January 31, 2021
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$30,259	$(19,478)	$10,781
Purchased developed technology	28,800	(12,694)	16,106
Software licenses	126	(4)	122
	$59,185	$(32,176)	$27,009

During the year ended January 31, 2022, the Company recorded intangible assets of $334.3 million and $18.3 million in connection with the Auth0 and atSpoke acquisitions, respectively. See Note 3 for further details.

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of January 31,
	2022	2021
Purchased developed technology	4.0 years	3.1 years
Customer relationships	4.0 years	—
Trade name	4.3 years	—
As of January 31, 2022, estimated remaining amortization expense for the intangible assets by fiscal year was as follows (in thousands):

Remaining Amortization
2023	$90,221
2024	79,865
2025	67,183
2026	59,528
2027	18,788
Thereafter	1,383
Total	$316,968
Amortization expense of intangible assets for the years ended January 31, 2022, 2021 and 2020 was $69.0 million, $11.1 million, and $10.6 million, respectively.

7. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2022	2021
Computers and equipment	$1,273	$1,242
Furniture and fixtures	17,368	13,948
Leasehold improvements	81,066	69,862
Property and equipment, gross	99,707	85,052
Less accumulated depreciation	(34,219)	(22,269)
Property and equipment, net	$65,488	$62,783
Depreciation expense was $12.1 million, $9.4 million and $8.8 million for the years ended January 31, 2022, 2021 and 2020, respectively.

Allowances
The Company’s accounts receivable allowances for the years ended January 31, 2022, 2021 and 2020 were as follows (in thousands):

	As of January 31,
	2022	2021	2020
Balance, beginning of period	$3,451	$1,166	$2,098
Additions (reductions)	2,898	3,252	(673)
Write-offs	(1,990)	(967)	(259)
Balance, end of period	$4,359	$3,451	$1,166
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued expenses	$48,305	$24,717
Accrued taxes payable	7,423	2,462
Operating lease liabilities	26,520	23,403
Other	7,067	3,147
Accrued expenses and other current liabilities	$89,315	$53,729
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following (in thousands):

	As of January 31,
	2022	2021
Deferred tax liabilities	$9,416	$3,877
Other	22,359	7,498
Other liabilities, noncurrent	$31,775	$11,375

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the years ended January 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $494.7 million and $361.0 million, respectively. Professional services and other revenue recognized in the years ended January 31, 2022 and 2021 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2022, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,694.3 million. Of this amount, the Company expects to recognize revenue of approximately $1,350.5 million, or 50%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of January 31, 2022 were not material.

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
The interest rates used in the 2023 Notes Partial Repurchases were based on the income and market based approaches used to determine the effective interest rate of the 2025 Notes and 2026 Notes, adjusted for the remaining tenor of the 2023 Notes. As of January 31, 2022, $17.2 million of principal remained outstanding on the 2023 Notes.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the "2023 Indenture"). Upon conversion, the 2023 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.

On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended January 31, 2022, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending April 30, 2022 and were classified as current liabilities on the consolidated balance sheet as of January 31, 2022.
During the year ended January 31, 2022, the Company issued approximately 0.5 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $23.0 million principal amount of 2023 Notes. The loss on early note conversion was not material. Subsequent to January 31, 2022, the Company received conversion requests for approximately $2.0 million aggregate principal amount of the 2023 Notes.
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

	Year Ended January 31,
	2022	2021
Contractual interest expense	$54	$180
Amortization of debt issuance costs	106	312
Amortization of debt discount	1,054	3,316
Total	$1,214	$3,808
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
The 2023 Notes, net consisted of the following (in thousands):

As of January 31, 2022
Liability component:
Principal	$17,228
Less: unamortized debt issuance costs and debt discount	(1,034)
Net carrying amount	$16,194

Equity component:
2023 Notes	$3,993
Less: issuance costs	(116)
Carrying amount of the equity component(1)	$3,877
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
During the year ended January 31, 2022, the Company exercised and net-share-settled Note Hedges corresponding to approximately $23.0 million principal amount of 2023 Notes and received approximately 0.4 million shares of Class A common stock and an immaterial cash payment.
As of January 31, 2022, Note Hedges giving the Company the option to purchase approximately 0.4 million shares (subject to adjustment) remained outstanding.
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
As of January 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the "2025 Indenture"). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2022, the conditions allowing holders of the 2025 Notes to convert during the three months ending April 30, 2022 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of January 31, 2022.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the year ended January 31, 2022, the Company did not redeem any of the 2025 Notes.
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

	Year Ended January 31,
	2022	2021
Contractual interest expense	$1,325	$1,325
Amortization of debt issuance costs	2,300	2,097
Amortization of debt discount	35,338	33,932
Total	$38,963	$37,354
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
The 2025 Notes, net consisted of the following (in thousands):

As of January 31, 2022
Liability component:
Principal	$1,059,997
Less: unamortized debt issuance costs and debt discount	(149,333)
Net carrying amount	$910,664

Equity component:	At Issuance
2025 Notes	$221,387
Less: issuance costs	(4,040)
Carrying amount of the equity component(1)	$217,347
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
The terms of the 2026 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the "2026 Indenture"). Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2026 Notes are convertible at an initial conversion rate of 4.1912 shares of Class A common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $238.60 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2026 Indenture. Prior to the close of business on the business day immediately preceding March 15, 2026, holders of the 2026 Notes may convert all or a portion of their 2026 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on such trading day;
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the year ended January 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of January 31, 2022.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the year ended January 31, 2022, the Company did not redeem any of the 2026 Notes.
Holders of the 2026 Notes who convert their 2026 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2026 Indenture) or in connection with the Company’s issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2026 Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus any accrued and unpaid interest.
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

Notes (in thousands):

	Year Ended January 31,
	2022	2021
Contractual interest expense	$4,313	$2,731
Amortization of debt issuance costs	1,431	813
Amortization of debt discount	46,232	27,954
Total	$51,976	$31,498

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
The 2026 Notes, net consisted of the following (in thousands):

As of January 31, 2022

Liability component:
Principal	$1,150,000
Less: unamortized debt issuance costs and debt discount	(244,950)
Net carrying amount	$905,050

At Issuance

Equity component:
2026 Notes	$310,311
Less: issuance costs	(4,090)
Carrying amount of the equity component(1)	$306,221
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
Operating lease costs were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Operating lease costs(1)	$38,254	$33,076	$23,193
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 5.9 years and 6.8 years as of January 31, 2022 and January 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.5% and 5.6% as of January 31, 2022 and January 31, 2021, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of January 31, 2022
2023	39,499
2024	43,535
2025	40,582
2026	30,493
2027	29,607
Thereafter	53,502
Total lease payments	237,218
Less imputed interest	(37,633)
Less tenant improvement allowances not yet incurred	(2,454)
Total operating lease liabilities	$197,131
Cash payments included in the measurement of the Company’s operating lease liabilities were $39.6 million and $31.1 million for the years ended January 31, 2022 and January 31, 2021, respectively.
As of January 31, 2022, the Company has $9.9 million of undiscounted future payments under new operating lease arrangements that have not yet commenced, which is excluded from the table above. These operating leases will commence in fiscal 2023 and have lease terms of 1.2 to 6.4 years.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $8.6 million and $11.2 million were issued and outstanding as of January 31, 2022 and January 31, 2021, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $6.4 million and

$8.6 million associated with these letters of credit is included in Other assets on the consolidated balance sheets as of January 31, 2022 and January 31, 2021, respectively.
Purchase Obligations
As of January 31, 2022, future minimum purchase obligations, such as data center operations and sales and marketing activities, were as follows (in thousands):

Purchase Obligations
2023	58,805
2024	53,657
2025	12,434
2026	1,755
2027	—
Thereafter	—
Total contractual obligations	$126,651
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of January 31, 2022 and 2021.
Warranties and Indemnification
The Company’s subscription services are generally warranted to perform materially in accordance with the Company’s online help documentation under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying consolidated financial statements as a result of these obligations.
 The Company has entered into service-level agreements with a majority of its customers defining levels of uptime reliability and performance and permitting certain customers to receive credits for paid amounts related to subscription services when the Company fails to meet the defined levels of uptime. In very limited instances, the Company allows customers to early terminate their agreements in the event that the Company fails to meet those levels as they may constitute a breach of contract. If the customer did terminate, they would receive a refund of prepaid unused subscription fees. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as a result of those agreements and, as a result, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying consolidated financial statements as a result of these warranties.
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
In September 2019 and June 2020, in connection with the 2023 Notes Partial Repurchases, the Company issued approximately 3.0 million and 1.4 million shares of Class A common stock, respectively. In addition, during the year ended January 31, 2022, the Company issued approximately 0.5 million shares of Class A common stock in connection with 2023 Notes conversion requests and received approximately 0.4 million shares of Class A common stock from the settlement of Note Hedges. See Note 9 for additional details.

As of January 31, 2022, shares of common stock reserved for future issuance were as follows:

As of January 31, 2022
Options and unvested RSUs outstanding	14,209,825
Available for future stock option and RSU grants	23,133,719
Available for ESPP	5,757,220
43,100,764
Awards Issued as Charitable Contributions
During the years ended January 31, 2022, 2021 and 2020, the Company issued 30,000, 42,500 and 15,000 shares, respectively, of Class A common stock as charitable contributions and recognized $7.2 million, $9.3 million and $1.7 million, respectively, as general and administrative expense in the consolidated statements of operations.
13. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, RSUs and restricted stock awards to employees, consultants, officers and directors. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Stock options	$132,130	$21,371	$21,888
RSUs	334,010	164,412	94,637
ESPP	15,024	10,373	9,408
Restricted stock awards	84,316	25	590
Restricted common stock	—	—	101
Total	$565,480	$196,181	$126,624
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s consolidated statements of operations (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of revenue:
Subscription	$49,091	$21,895	$12,923
Professional services and other	12,324	8,083	7,164
Research and development	192,712	63,270	37,683
Sales and marketing	135,916	53,802	38,077
General and administrative	175,437	49,131	30,777
Total	$565,480	$196,181	$126,624
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0, Inc. equity incentive plans as described below. All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2022, options to purchase 2,339,467 shares of Class A common stock and 5,644,611 shares of Class B common stock remained outstanding.
Stock Options
Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.

A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	8,250,113	$18.93	5.6	$1,980,668
Granted	2,565,055	93.95
Exercised	(2,578,074)	21.02
Canceled	(253,016)	106.41
Outstanding as of January 31, 2022	7,984,078	$39.59	5.2	$1,314,031
As of January 31, 2022
Vested and expected to vest	7,984,078	$39.59	5.2	$1,314,031
Vested and exercisable	6,467,950	$13.29	4.5	$1,194,987

The weighted-average grant-date fair value of options granted was $211.58, $63.32 and $37.35 during the years ended January 31, 2022, 2021 and 2020, respectively. The total grant-date fair value of stock options vested was $314.2 million, $19.7 million and $23.7 million during the years ended January 31, 2022, 2021 and 2020, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $544.8 million, $772.3 million and $558.6 million for the years ended January 31, 2022, 2021 and 2020, respectively.
As of January 31, 2022 and January 31, 2021, there was a total of $209.6 million and $31.1 million, respectively, of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.4 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Expected volatility	46%	45%	43%
Expected term (in years)	6.3	6.3	6.3
Risk-free interest rate	1.03%	0.37% - 0.44%	1.55% - 2.27%
Expected dividend yield	—	—	—
Restricted Stock Units
A summary of the Company’s RSU activity and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2021	4,452,107	$122.90
Granted	5,110,925	236.57
Vested	(2,294,380)	125.75
Forfeited	(1,042,905)	170.23
Outstanding as of January 31, 2022	6,225,747	$207.26
The Company granted 5,110,925 RSUs with an aggregate fair value of $1,209.1 million for the year ended January 31, 2022. As of January 31, 2022 and 2021, there was a total of $1,152.3 million and $502.8 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.9 years, based on vesting under the award service conditions. The total fair value of RSUs vested during fiscal 2022, 2021 and 2020 was $531.4 million, $410.4 million and $193.9 million, respectively.

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

In connection with the business combinations, as of January 31, 2022, there was $257.0 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 2.3 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2022	2021	2020
Expected volatility	44% - 48%	48% - 54%	43% - 59%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.06% - 0.29%	0.09% - 0.18%	1.53% - 2.05%
Expected dividend yield	—	—	—
During the year ended January 31, 2022, the Company's employees purchased 185,707 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $191.54 per share, with proceeds of $35.6 million. During the year ended January 31, 2021, the Company's employees purchased 247,142 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $104.84 per share, with proceeds of $25.9 million.
As of January 31, 2022 and January 31, 2021, there was $16.5 million and $10.1 million, respectively, of unrecognized stock-based compensation expense related to the ESPP which is being recognized over a weighted-average vesting period of 0.7 years.
14. Income Taxes
The domestic and foreign components of pre-tax loss for the years ended January 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Domestic	$(903,227)	$(282,026)	$(220,846)
Foreign	53,531	15,835	10,514
Loss before provision for (benefit from) income taxes	$(849,696)	$(266,191)	$(210,332)

The components of the provision for (benefit from) income taxes for the years ended January 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
Federal	$262	$11	$33
State	329	136	86
Foreign	4,210	1,294	822
Total current provision for income taxes	4,801	1,441	941
Deferred:
Federal	(7,407)	51	(518)
State	(1,335)	5	(406)
Foreign	2,656	(1,356)	(1,436)
Total deferred benefit from income taxes	(6,086)	(1,300)	(2,360)
Total provision for (benefit from) income taxes	$(1,285)	$141	$(1,419)
For the tax year ended January 31, 2022, the income tax benefit resulted from the release of valuation allowance in the United States in connection with acquisitions and excess tax benefits from stock-based compensation in the United Kingdom, offset by income tax expense related to profitable foreign jurisdictions. For the tax year ended January 31, 2021, the income tax expense from profitable jurisdictions was partially offset by excess tax benefits from stock-based compensation in the United Kingdom. For the tax year ended January 31, 2020, the income tax benefit resulted from the release of valuation allowance in the United States in connection with an acquisition and excess tax benefits from stock-based compensation in the United Kingdom. These income tax benefits and expense in these years were partially offset by foreign income taxes, state taxes and tax amortization of goodwill.

 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended January 31, 2022, 2021 and 2020:

	Year Ended January 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.9	4.1	4.0
Change in valuation allowance	(36.1)	(101.0)	(100.1)
Stock-based compensation	8.4	70.2	59.8
Research and development credits	3.6	6.4	18.0
Other, net	(0.6)	(0.8)	(2.0)
Effective tax rate	0.2%	(0.1)%	0.7%
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2022 and 2021 were as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$955,272	$607,483
Stock-based compensation	48,254	18,952
Deferred revenue	4,630	1,144
Operating lease liabilities	49,669	51,702
Other reserves and accruals	28,631	16,586
Research and development and other credits	91,782	57,060
Disallowed interest	6,949	6,091
Total deferred tax assets	1,185,187	759,018
Valuation allowance	(904,173)	(555,199)
Total deferred tax assets, net	281,014	203,819
Deferred tax liabilities:
Convertible debt	(91,530)	(112,547)
Deferred commissions	(67,527)	(38,710)
Capitalized internal-use software costs	(2,993)	(2,691)
Goodwill	(195)	(306)
Operating lease right-of-use assets	(36,713)	(37,522)
Depreciation and amortization	(78,279)	(8,522)
Total deferred tax liabilities	(277,237)	(200,298)
Net deferred tax assets	$3,777	$3,521

As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of the U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities. The U.S. valuation allowance increased by $349.0 million and $193.6 million during the years ended January 31, 2022 and 2021, respectively.
As of January 31, 2022, the Company had approximately $3,783.5 million of federal and $2,254.3 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2023, respectively. As of January 31, 2022, the Company had approximately $64.7 million of UK net operating losses which do not expire.
As of January 31, 2022, the Company had federal research and development tax credit carryforwards of $80.2 million and California research and development tax credit carryforwards of $53.6 million. The federal research and development credits will start to expire in 2030 while the California research and development credits do not expire.

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws.
Accounting guidance for income taxes requires a deferred tax liability to be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. If the Company repatriated its accumulated foreign earnings, any deferred income taxes for the estimated U.S. income tax, foreign income tax, and applicable withholding taxes on earnings of subsidiaries is insignificant. The Company is subject to taxation in the United States and various states and foreign jurisdictions.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future use of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on the consolidated financial statements.
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Gross amount of unrecognized tax benefits as of the beginning of the year	$22,224	$15,987	$23,931
Additions based on tax positions related to a prior year	5,124	—	658
Additions based on tax positions related to current year	9,207	7,189	6,866
Reductions based on tax positions taken in a prior year	—	(952)	(15,468)
Gross amount of unrecognized tax benefits as of the end of the year	$36,555	$22,224	$15,987
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. As the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all years. For material foreign jurisdictions, the tax years open to examination include the tax years 2016 and forward.
As of January 31, 2022, the Company has an immaterial amount of unrecognized tax benefits that if recognized would impact the effective tax rate. As of January 31, 2021 and 2020, the Company had no unrecognized tax benefits that if recognized would impact the effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of January 31, 2022, 2021 and 2020 the Company has not accrued a material amount in interest and penalties related to unrecognized tax benefits. The Company does not have any significant uncertain tax positions as of January 31, 2022 for which it is reasonably possible that the positions will increase or decrease within the next twelve months.
15. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(806,276)	$(42,135)	$(248,892)	$(17,440)	$(192,138)	$(16,775)
Denominator:
Weighted-average shares outstanding, basic and diluted	140,684	7,352	118,882	8,330	107,809	9,412
Net loss per share, basic and diluted	$(5.73)	$(5.73)	$(2.09)	$(2.09)	$(1.78)	$(1.78)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Issued and outstanding stock options	7,984	8,250	12,359
Unvested RSUs issued and outstanding	6,226	4,452	4,893
Unvested restricted stock awards issued and outstanding	1,269	—	177
Unvested shares subject to repurchase	—	—	5
Shares committed under the ESPP	253	137	253
Shares related to the 2023 Notes	356	832	2,494
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048	2,494
Shares related to the 2025 Notes	5,617	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820	—
	27,573	25,156	28,292
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the year ended January 31, 2022, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position there was no dilutive effect during any period presented.

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
Based on this evaluation, our management concluded that, as of January 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
In accordance with guidance issued by the SEC, companies are permitted to exclude business combinations from their final assessment of internal control over financial reporting during the year of acquisition while integrating the acquired operations. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Auth0, which we acquired on May 3, 2021, as discussed in Note 3, “Business Combinations,” of the Notes to the Consolidated Financial Statements. Auth0's total assets (excluding material acquisition-related fair value adjustments) excluded from this assessment was $148.6 million, representing 2% of the Company's consolidated total assets as of January 31, 2022, and Auth0's total revenue of $139.7 million represented 11% of the Company's consolidated revenue for the year ended January 31, 2022.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
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

OKTA, INC.

March 7, 2022	/s/ Brett Tighe
Brett Tighe Chief Financial Officer

March 7, 2022	/s/ Christopher K. Kramer
Christopher K. Kramer Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd McKinnon, Brett Tighe and Jonathan T. Runyan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022

/s/ Brett Tighe Brett Tighe	Chief Financial Officer (Principal Financial Officer)	March 7, 2022

/s/ Christopher K. Kramer Christopher K. Kramer	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2022

/s/ J. Frederic Kerrest J. Frederic Kerrest	Executive Vice Chairperson, Chief Operating Officer and Director	March 7, 2022

/s/ Shellye Archambeau Shellye Archambeau	Director	March 7, 2022

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 7, 2022

/s/ Jeff Epstein Jeff Epstein	Director	March 7, 2022

/s/ Patrick Grady Patrick Grady	Director	March 7, 2022

/s/ Ben Horowitz Ben Horowitz	Director	March 7, 2022

/s/ Rebecca Saeger Rebecca Saeger	Director	March 7, 2022

/s/ Michael Stankey Michael Stankey	Director	March 7, 2022

/s/ Michelle Wilson Michelle Wilson	Director	March 7, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
2.1	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Okta, Inc., Auth0, Inc., Ardbeg Merger Sub, Inc., and Fortis Advisors LLC.	Exhibit 2.1 to Form 8-K filed on May 10, 2021
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.4	Indenture, dated as of September 9, 2019, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.5	Form of 0.125% Convertible Senior Notes due 2025.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.6	Indenture, dated as of June 12, 2020, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.7	Form of 0.375% Convertible Senior Notes due 2026.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.6 to Form 10-K filed on March 6, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan.	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9#	Auth0, Inc. 2014 Equity Incentive Plan.	Exhibit 99.1 to Form S-8 filed on May 10, 2021
10.10#	Auth0, Inc. Phantom Unit Plan.	Exhibit 99.2 to Form S-8 filed on May 10, 2021
10.11	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.11.1	Amendment dated August 29, 2019 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 6, 2019
10.11.2	Second Amendment dated October 14, 2020 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.9.2 to Form 10-K filed on March 4, 2021
10.11.3	Third Amendment dated August 17, 2021 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 10-Q filed on December 2, 2021
10.12	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on February 27, 2018
10.13	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed on February 27, 2018
10.14	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on September 10, 2019
10.15	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on June 15, 2020
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.