Form 10-Q
period 2022-04-30
Okta, Inc.
filed 2022-06-03
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 31, 2022, the number of shares of registrant’s Class A common stock outstanding was 150,803,046 and the number of shares of the registrant’s Class B common stock outstanding was 6,976,203.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy, plans, market trends, opportunities, positioning, the anticipated impact on our business of the COVID-19 pandemic and related public health measures, and the macroeconomic environment. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;
•the impact of the global COVID-19 pandemic on our business and operations;
•the impact of macroeconomic conditions, including the inflation and interest environment, and political, economic and social instability;
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2022	January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,227	$260,134
Short-term investments	2,292,902	2,241,657
Accounts receivable, net of allowances of $3,635 and $4,359	258,911	397,509
Deferred commissions	77,120	74,728
Prepaid expenses and other current assets	75,483	66,605
Total current assets	2,898,643	3,040,633
Property and equipment, net	66,418	65,488
Operating lease right-of-use assets	144,731	147,940
Deferred commissions, noncurrent	188,490	191,029
Intangible assets, net	298,823	316,968
Goodwill	5,401,343	5,401,343
Other assets	47,233	42,294
Total assets	$9,045,681	$9,205,695
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,752	$20,203
Accrued expenses and other current liabilities	110,928	89,315
Accrued compensation	83,207	143,805
Convertible senior notes, net	5,198	16,194
Deferred revenue	952,190	973,289
Total current liabilities	1,185,275	1,242,806
Convertible senior notes, net, noncurrent	2,188,675	1,815,714
Operating lease liabilities, noncurrent	163,868	170,611
Deferred revenue, noncurrent	19,074	22,933
Other liabilities, noncurrent	16,095	31,775
Total liabilities	3,572,987	3,283,839
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 150,751 and 149,624 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	15	15
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 6,976 and 6,978 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	1	1
Additional paid-in capital	7,411,550	7,749,716
Accumulated other comprehensive loss	(36,148)	(12,009)
Accumulated deficit	(1,902,724)	(1,815,867)
Total stockholders’ equity	5,472,694	5,921,856
Total liabilities and stockholders' equity	$9,045,681	$9,205,695
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$397,941	$240,058
Professional services and other	17,002	10,948
Total revenue	414,943	251,006
Cost of revenue:
Subscription	110,876	52,398
Professional services and other	20,289	13,725
Total cost of revenue	131,165	66,123
Gross profit	283,778	184,883
Operating expenses:
Research and development	161,651	68,863
Sales and marketing	252,473	146,521
General and administrative	109,343	60,180
Total operating expenses	523,467	275,564
Operating loss	(239,689)	(90,681)
Interest expense	(2,868)	(22,760)
Interest income and other, net	1,704	4,355
Loss on conversion of debt	—	(136)
Interest and other, net	(1,164)	(18,541)
Loss before provision for income taxes	(240,853)	(109,222)
Provision for income taxes	1,860	10
Net loss	$(242,713)	$(109,232)

Net loss per share, basic and diluted	$(1.56)	$(0.83)

Weighted-average shares used to compute net loss per share, basic and diluted	155,875	131,777

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(242,713)	$(109,232)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(17,202)	(813)
Foreign currency translation adjustments	(6,937)	1,033
Other comprehensive income (loss)	(24,139)	220
Comprehensive loss	$(266,852)	$(109,012)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Common stock and additional paid-in capital:
Balance, beginning of period	$7,749,732	$1,656,109
Adjustments from adoption of ASU 2020-06	(527,444)	—
Issuance of common stock upon exercise of stock options and other activity, net	6,767	18,214
Stock-based compensation	170,577	64,112
Settlement of convertible senior notes	11,934	15,420
Proceeds from hedges related to convertible senior notes	—	1
Balance, end of period	7,411,566	1,753,856

Accumulated deficit:
Balance, beginning of period	(1,815,867)	(967,456)
Adjustments from adoption of ASU 2020-06	155,856	—
Net loss	(242,713)	(109,232)
Balance, end of period	(1,902,724)	(1,076,688)

Accumulated other comprehensive income:
Balance, beginning of period	(12,009)	5,390
Other comprehensive income (loss)	(24,139)	220
Balance, end of period	(36,148)	5,610
Total stockholders’ equity	$5,472,694	$682,778

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(242,713)	$(109,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	169,523	64,112
Depreciation, amortization and accretion	30,060	13,134
Amortization of debt discount and issuance costs	1,449	21,331
Amortization of deferred commissions	19,140	11,816
Deferred income taxes	(355)	(829)
Non-cash charitable contributions	1,381	2,024
Loss on conversion of debt	—	136
Gain on strategic investments	(1,380)	(2,895)
Other, net	(648)	(909)
Changes in operating assets and liabilities:
Accounts receivable	139,247	(22,747)
Deferred commissions	(21,928)	(14,861)
Prepaid expenses and other assets	(12,952)	(3,861)
Operating lease right-of-use assets	6,643	5,072
Accounts payable	15,177	1,627
Accrued compensation	(60,318)	(23,837)
Accrued expenses and other liabilities	9,470	10,965
Operating lease liabilities	(8,007)	(6,285)
Deferred revenue	(24,958)	111,314
Net cash provided by operating activities	18,831	56,075
Cash flows from investing activities:
Capitalization of internal-use software costs	(2,487)	(10)
Purchases of property and equipment	(5,328)	(3,259)
Purchases of securities available for sale and other	(306,831)	(189,533)
Proceeds from maturities and redemption of securities available for sale	231,314	344,820
Purchases of intangible assets	(1,040)	(113)
Payments for business acquisitions, net of cash acquired	(3,970)	—
Net cash provided by (used in) investing activities	(88,342)	151,905

Cash flows from financing activities:
Payments for conversions of convertible senior notes	(4)	(12)
Proceeds from hedges related to convertible senior notes	—	1
Proceeds from stock option exercises	5,386	16,190
Net cash provided by financing activities	5,382	16,179
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(4,041)	647
Net increase (decrease) in cash, cash equivalents and restricted cash	(68,170)	224,806
Cash, cash equivalents and restricted cash at beginning of period	272,656	448,630
Cash, cash equivalents and restricted cash at end of period	$204,486	$673,436

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$684	$707
Income taxes	902	542
Non-cash activities:
Issuance of common stock for conversions of convertible senior notes	39,564	94,308
Benefit from exercise of hedges related to convertible senior notes	4,525	30,623
Common stock issued as charitable contribution	1,381	2,024
Operating lease right-of-use assets exchanged for lease liabilities	3,679	828

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$194,227	$659,886
Restricted cash, current included in prepaid expenses and other current assets	2,749	4,082
Restricted cash, noncurrent included in other assets	7,510	9,468
Total cash, cash equivalents and restricted cash	$204,486	$673,436

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
The condensed consolidated balance sheet as of January 31, 2022, included herein, was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results of operations for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2023 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2022.
Certain reclassifications of components of prior period operating cash flows have been made in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on total operating cash flows as previously reported.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the stand-alone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the determination of the period of benefit for deferred commissions, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of deferred income tax assets, the valuation of goodwill and acquired intangible assets and their useful lives and the valuation of certain equity awards assumed.

2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2022. The Company no longer considers the accounting policy for its convertible senior notes to be a significant accounting policy due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments. There have been no other significant changes to the Company’s significant accounting policies for the three months ended April 30, 2022.
Recently Adopted Accounting Pronouncements
ASU No. 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which is consistent with the Company’s accounting treatment prior to the adoption of ASU 2020-06. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021.
The Company adopted ASU 2020-06 effective February 1, 2022, using the modified retrospective method. The Company recognized a cumulative effect of initially applying the ASU as an adjustment to the February 1, 2022 opening balance of accumulated deficit. Due to the elimination of the equity conversion component of the Company’s convertible senior notes outstanding as of February 1, 2022, additional paid-in capital was reduced. The elimination of the equity conversion component had the effect of increasing the Company’s net debt balance. The reduction of other liabilities is related to changes to the Company’s deferred tax liabilities. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
The adoption of ASU 2020-06 resulted in the following changes to the Company’s February 1, 2022 condensed consolidated balance sheet (in thousands):

	Balance at January 31, 2022	Adjustments from Adoption of ASU 2020-06	Balance at February 1, 2022
Liabilities
Convertible senior notes, net	$16,194	$927	$17,121
Convertible senior notes, net, noncurrent	1,815,714	371,527	2,187,241
Other liabilities, noncurrent	31,775	(866)	30,909
Stockholders’ equity
Additional paid-in capital	7,749,716	(527,444)	7,222,272
Accumulated deficit	(1,815,867)	155,856	(1,660,011)
The impact of adoption on the condensed consolidated statement of operations for the three months ended April 30, 2022 was to decrease net interest expense by approximately $20.8 million. This had the effect of decreasing basic and diluted net loss per share for the three months ended April 30, 2022 by $0.13.

ASU No. 2021-08
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, primarily in order to align the recognition of a contract liability with the definition of a performance obligation. The ASU is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company adopted this standard effective February 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
ASU No. 2021-04
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for any periods after issuance to be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted this standard effective February 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Business Combinations
Acquisition of Auth0
On May 3, 2021, the Company acquired all outstanding shares of privately-held Auth0, Inc. (“Auth0”), an Identity-as-a-Service company. Total consideration transferred for Auth0 was $5,671.0 million, including approximately 19.2 million shares of common stock valued at $5,175.6 million, cash of $257.0 million, and assumed outstanding equity awards with vested fair value of $238.4 million. Cash consideration of $3.8 million and approximately 1.1 million shares valued at $294.6 million were held back as partial security for post-closing true-up adjustments as well as any indemnification claims made within one year of the acquisition date. The cash consideration held back was paid in full during the three months ended April 30, 2022. The Company incurred $29.0 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations for the three months ended July 31, 2021.
The transaction was accounted for as a business combination. The total purchase price of $5,671.0 million was allocated to the tangible and identifiable intangible assets and liabilities based on their estimated fair values. The excess of purchase consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was $5,290.1 million and was recorded as goodwill.
Acquisition of atSpoke
On August 2, 2021, the Company acquired all issued and outstanding capital stock of privately-held Townsend Street Labs, Inc. (“atSpoke”), a modern workplace operations platform. The acquisition date cash consideration for atSpoke was approximately $79.3 million, of which $13.4 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.
The Company recorded $18.3 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $63.2 million of goodwill. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income and non-income based taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition. The Company incurred $0.9 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations in the three months ended July 31, 2021.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of April 30, 2022 and January 31, 2022 were as follows (in thousands):

	As of April 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$83,160	$—	$—	$83,160
Corporate debt securities	1,000	—	—	1,000
Total cash equivalents	84,160	—	—	84,160
Short-term investments:
U.S. treasury securities	2,021,999	4	(25,006)	1,996,997
Corporate debt securities	299,842	—	(3,937)	295,905
Total short-term investments	2,321,841	4	(28,943)	2,292,902
Total	$2,406,001	$4	$(28,943)	$2,377,062

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	1,922,344	10	(10,166)	1,912,188
Corporate debt securities	331,050	—	(1,581)	329,469
Total short-term investments	2,253,394	10	(11,747)	2,241,657
Total	$2,405,617	$10	$(11,747)	$2,393,880

All short-term investments were designated as available-for-sale securities as of April 30, 2022 and January 31, 2022.
The following table presents the contractual maturities of the Company’s short-term investments as of April 30, 2022 (in thousands):

	As of April 30, 2022
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,533,591	$1,520,617
Due between one to five years	788,250	772,285
Total	$2,321,841	$2,292,902
The Company included $7.4 million and $6.0 million of interest receivable in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of April 30, 2022 and January 31, 2022 because such potential losses were not material.

The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2022 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(unaudited)
U.S. treasury securities	$1,981,090	$(25,006)	$—	$—	$1,981,090	$(25,006)
Corporate debt securities	282,345	(3,797)	10,560	(140)	292,905	(3,937)
Total	$2,263,435	$(28,803)	$10,560	$(140)	$2,273,995	$(28,943)
The Company had 202 and 193 short-term investments in unrealized loss positions as of April 30, 2022 and January 31, 2022, respectively. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2022 or 2021.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of April 30, 2022 and January 31, 2022.
Strategic Investments
The Company's strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of April 30, 2022 and January 31, 2022, the balance of strategic investments was $20.4 million and $15.3 million, respectively.
During the three months ended April 30, 2022 and 2021, the Company recorded $1.4 million and $2.9 million, respectively, of gains on strategic investments. Gains on strategic investments consists primarily of observable price adjustments related to equity investments in privately-held companies. All gains and losses on strategic investments, whether realized or unrealized, are recognized in Interest income and other, net on the condensed consolidated statements of operations.

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

	As of April 30, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$83,160	$—	$—	$83,160
Corporate debt securities	—	1,000	—	1,000
Total cash equivalents	83,160	1,000	—	84,160
Short-term investments:
U.S. treasury securities	—	1,996,997	—	1,996,997
Corporate debt securities	—	295,905	—	295,905
Total short-term investments	—	2,292,902	—	2,292,902
Total cash equivalents and short-term investments	$83,160	$2,293,902	$—	$2,377,062

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	—	1,912,188	—	1,912,188
Corporate debt securities	—	329,469	—	329,469
Total short-term investments	—	2,241,657	—	2,241,657
Total cash equivalents and short-term investments	$152,223	$2,241,657	$—	$2,393,880
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Fair Value Measurements of Other Financial Instruments
The following table presents the principal amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of April 30, 2022
	Principal Amount	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$5,227	$12,830
2025 convertible senior notes	1,059,997	1,020,820
2026 convertible senior notes	1,150,000	1,033,195

The 2023 convertible senior notes (“2023 Notes”), the 2025 convertible senior notes (“2025 Notes”), and the 2026 convertible senior notes (“2026 Notes”, and together with the 2023 Notes and 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the

Notes in an over-the-counter market on the last trading day of the reporting period. As of April 30, 2022, the difference between the principal amount of the Notes and their estimated fair values represented the equity conversion value premium the market assigned to the Notes.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $21.4 million and $14.9 million in the three months ended April 30, 2022 and 2021, respectively. Amortization of contract costs was $19.1 million and $11.8 million for the three months ended April 30, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of April 30, 2022 and January 31, 2022, goodwill was $5,401.3 million. No goodwill impairments were recorded during the three months ended April 30, 2022 and 2021.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of April 30, 2022
	Gross	Accumulated Amortization	Net
	(unaudited)
Capitalized internal-use software costs	$39,980	$(25,459)	$14,521
Purchased developed technology	219,100	(58,420)	160,680
Customer relationships	140,900	(35,198)	105,702
Trade name	21,400	(4,280)	17,120
Software licenses	1,040	(240)	800
	$422,420	$(123,597)	$298,823

	As of January 31, 2022
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$36,319	$(24,170)	$12,149
Purchased developed technology	219,100	(47,085)	172,015
Customer relationships	140,900	(26,399)	114,501
Trade name	21,400	(3,210)	18,190
Software licenses	116	(3)	113
	$417,835	$(100,867)	$316,968
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of April 30, 2022	As of January 31, 2022
(unaudited)
Purchased developed technology	3.7 years	4.0 years
Customer relationships	3.8 years	4.0 years
Trade name	4.0 years	4.3 years
Amortization expense of intangible assets for the three months ended April 30, 2022 and 2021 was $22.7 million and $2.9 million, respectively.

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $362.4 million and $202.1 million, respectively. Professional services and other revenue recognized in the three months ended April 30, 2022 and 2021 from deferred revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2022, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,709.7 million. Of this amount, the Company expects to recognize revenue of approximately $1,412.8 million, or 52%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of April 30, 2022 were not material.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended April 30, 2022, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending July 31, 2022 and were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2022.
As of April 30, 2022, $5.2 million of principal remained outstanding on the 2023 Notes. During the three months ended April 30, 2022, the Company issued approximately 0.2 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $12.0 million principal amount of 2023 Notes. No requests to convert material amounts of the 2023 Notes are currently outstanding.
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
As of April 30, 2022, the effective interest rate on the 2023 Notes was 0.85%. As of April 30, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2023 Notes was 5.68%. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended April 30,
	2022	2021
	(unaudited)
Contractual interest expense	$8	$20
Amortization of debt issuance costs	16	38
Amortization of debt discount(1)	—	383
Total	$24	$441
(1) Not applicable subsequent to adoption of ASU 2020-06.
The net carrying amount of the 2023 Notes consisted of the following (in thousands):

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$5,227	$17,228
Less: unamortized debt issuance costs and debt discount(1)	(29)	(1,034)
Net carrying amount	$5,198	$16,194

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2023 Notes	$—	$3,993
Less: issuance costs	—	(116)
Carrying amount of the equity component(2)	$—	$3,877
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated.
(2) Included in the January 31, 2022 condensed consolidated balance sheet within Additional paid-in capital.

Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedges with respect to its Class A common stock (the “Note Hedges”). The Note Hedges are purchased call options that give the Company the option to purchase shares, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes.
During the three months ended April 30, 2022, the Company exercised and net-share-settled Note Hedges corresponding to approximately $2.0 million principal amount of 2023 Notes. During the three months ended April 30, 2022, the Company exercised Note Hedges corresponding to approximately $10.0 million principal amount of 2023 Notes that are expected to be net-share-settled in the second quarter of fiscal 2023.
As of April 30, 2022, Note Hedges giving the Company the option to purchase approximately 0.3 million shares (subject to adjustment) remained outstanding.
Warrants
In connection with the issuance of the 2023 Notes, the Company also entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire shares, subject to anti-dilution adjustments, over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
As of April 30, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2022, the conditions allowing holders of the 2025 Notes to convert during the three months ending July 31, 2022 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of April 30, 2022.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2022, the Company did not redeem any of the 2025 Notes.
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
As of April 30, 2022, the effective interest rate on the 2025 Notes was 0.43%. As of April 30, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2025 Notes was 4.10%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended April 30,
	2022	2021
	(unaudited)
Contractual interest expense	$331	$331
Amortization of debt issuance costs	807	556
Amortization of debt discount(1)	—	8,700
Total	$1,138	$9,587
(1) Not applicable subsequent to adoption of ASU 2020-06.

The net carrying amount of the 2025 Notes consisted of the following (in thousands):

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$1,059,997	$1,059,997
Less: unamortized debt issuance costs and debt discount(1)	(10,856)	(149,333)
Net carrying amount	$1,049,141	$910,664

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2025 Notes	$—	$221,387
Less: issuance costs	—	(4,040)
Carrying amount of the equity component(2)	$—	$217,347
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated.
(2) Included in the January 31, 2022 condensed consolidated balance sheet within Additional paid-in capital.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock (the “2025 Capped Calls”). The 2025 Capped Calls are purchased call options that give the Company the option to purchase approximately 5.6 million shares, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The 2025 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The 2025 Capped Calls are separate transactions and are not part of the terms of the 2025 Notes.
2026 Convertible Senior Notes
The 2026 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.375% per year. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes mature on June 15, 2026 unless earlier redeemed, repurchased or converted.
The terms of the 2026 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the “2026 Indenture”). Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended April 30, 2022, the conditions allowing holders of the 2026 Notes to convert were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of April 30, 2022.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2022, the Company did not redeem any of the 2026 Notes.
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
As of April 30, 2022, the effective interest rate on the 2026 Notes was 0.60%. As of April 30, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2026 Notes was 5.75%. The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended April 30,
	2022	2021
	(unaudited)
Contractual interest expense	$1,078	$1,078
Amortization of debt issuance costs	626	340
Amortization of debt discount(1)	—	11,314
Total	$1,704	$12,732
(1) Not applicable subsequent to adoption of ASU 2020-06.

The net carrying amount of the 2026 Notes consisted of the following (in thousands):

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$1,150,000	$1,150,000
Less: unamortized debt issuance costs and debt discount(1)	(10,466)	(244,950)
Net carrying amount	$1,139,534	$905,050

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2026 Notes	$—	$310,311
Less: issuance costs	—	(4,090)
Carrying amount of the equity component(2)	$—	$306,221
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated.
(2) Included in the January 31, 2022 condensed consolidated balance sheet within Additional paid-in capital.
2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock (the “2026 Capped Calls”). The 2026 Capped Calls are purchased call options that give the Company the option to purchase approximately 4.8 million shares, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes.
10. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2022 and 2029. These leases do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
	(unaudited)
Operating lease cost(1)	$10,227	$8,837
(1) Amounts are presented exclusive of sublease income and include leases with an original term of 12 months or less (short-term leases), which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 5.7 years and 5.9 years as of April 30, 2022 and January 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.3% and 5.5%, respectively.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of April 30, 2022
(unaudited)
2022	$29,769
2023	44,367
2024	40,753
2025	30,491
2026	29,580
Thereafter	53,476
Total lease payments	228,436
Less imputed interest	(33,418)
Less tenant improvement allowances not yet recognized	(2,454)
Total operating lease liabilities	$192,564
Cash payments made related to operating lease liabilities were $10.8 million and $9.1 million for the three months ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, the Company had $8.0 million of undiscounted future payments under new operating lease arrangements that have not yet commenced, which is excluded from the table above. These operating leases will commence in fiscal 2023 and have lease terms of 5.0 to 6.4 years.

11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $8.6 million were issued and outstanding as of April 30, 2022 and January 31, 2022. No draws have been made under such letters of credit. Noncurrent restricted cash of $6.4 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2022.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.
12. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”), restricted stock awards to employees, consultants, officers and directors and restricted stock units with market-based vesting conditions to certain executives. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2022	2021
	(unaudited)
Cost of revenue
Subscription	$16,625	$7,250
Professional services and other	3,637	2,342
Research and development	69,044	20,093
Sales and marketing	39,802	21,066
General and administrative	40,415	13,361
Total	$169,523	$64,112
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0 equity incentive plans. All shares that remain available for future grants are under the 2017 Plan. As of April 30, 2022, options to purchase 2,090,663 shares of Class A common stock and 5,478,691 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of
April 30, 2022
(unaudited)
Stock options and unvested RSUs outstanding	15,974,354
Available for future stock option and RSU grants	28,208,987
Available for ESPP	7,323,247
51,506,588
Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
	(unaudited)
Outstanding as of January 31, 2022	7,984,078	$39.59	5.2	$1,314,031
Granted	—	—
Exercised	(309,985)	17.38
Canceled	(104,739)	107.37
Outstanding as of April 30, 2022	7,569,354	$39.56	5.0	$708,385
As of April 30, 2022
Vested and exercisable	6,450,755	$20.85	4.4	$666,303
As of April 30, 2022, there was a total of $170.2 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
A summary of the Company’s RSU activity (inclusive of market-based RSUs) and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
	(unaudited)
Outstanding as of January 31, 2022	6,225,747	$207.26
Granted	3,196,503	157.52
Vested	(587,898)	167.15
Forfeited	(429,352)	196.27
Outstanding as of April 30, 2022	8,405,000	$191.71
As of April 30, 2022, there was $1,454.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 3.2 years based on vesting under the award service conditions.
Market-based Restricted Stock Units
In March 2022, the Company granted market-based RSUs (“PSUs”) to certain members of management. The target number of PSUs granted was 58,150. One-third of these PSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2022. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $244.73 grant date fair value per target PSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.
Restricted Stock Awards Issued in Connection with Business Combinations
In fiscal year 2022, the Company entered into revesting agreements with the founders of the acquired businesses pursuant to which 1,269,008 restricted shares of Okta’s Class A common stock with a weighted-average fair value per share of $268.98 issued as of the respective closing dates will vest over 3 years.

In connection with the business combinations, as of April 30, 2022, there was $229.3 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 2.0 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
As of April 30, 2022, there was $10.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a weighted-average vesting period of 0.5 years.
13. Income Taxes
For the three months ended April 30, 2022, the Company recorded a tax provision of $1.9 million on a pretax loss of $240.9 million. The effective tax rate for the three months ended April 30, 2022 was approximately (0.8)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing the tax benefit for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, U.S. state taxes and excess tax benefits from stock-based compensation in the United Kingdom.
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental ("R&E") expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed or otherwise modified. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to cash taxes or tax expense.

For the three months ended April 30, 2021, the Company recorded an immaterial income tax provision on pretax losses of $109.2 million. The effective tax rate for the three months ended April 30, 2021 was approximately 0.0%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing the tax benefit for U.S. losses due to a full valuation allowance against U.S. deferred tax assets and income tax expense related to profitable foreign jurisdictions, U.S. state taxes and excess tax benefits from stock-based compensation in the United Kingdom.
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(231,849)	$(10,864)	$(102,612)	$(6,620)
Denominator:
Weighted-average shares outstanding, basic and diluted	148,898	6,977	123,791	7,986
Net loss per share, basic and diluted	$(1.56)	$(1.56)	$(0.83)	$(0.83)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2022	2021
	(unaudited)
Issued and outstanding stock options	7,569	8,109
Unvested RSUs issued and outstanding	8,347	5,112
Unvested PSUs issued and outstanding	116	—
Unvested restricted stock awards issued and outstanding	1,269	—
Shares committed under the ESPP	232	131
Shares related to the 2023 Notes	108	478
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820
	29,126	25,315
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three months ended April 30, 2022, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K. Our fiscal year ends January 31.
Overview
Okta is the leading independent identity provider. The Okta Identity Cloud is powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers and services from a multitude of devices. Developers leverage our platform to securely and efficiently embed identity into the software they build, allowing them to focus on their core mission. Employees and contractors sign into the Okta Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences online and via mobile devices. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of April 30, 2022, more than 15,800 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2022, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the three months ended April 30, 2022. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

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

Acquisition of Auth0

On May 3, 2021, we completed the acquisition of Auth0. The acquisition date fair value, net of acquired cash, was approximately $5,671.0 million, including shares of our Class A common stock, cash, and assumed equity awards. In addition, we issued unvested restricted stock and assumed unvested equity and restricted cash awards, which are subject to future vesting and will be recorded as expense over the period the services are provided. A portion of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. The cash consideration held back was paid in full during the three months ended April 30, 2022. See Note 3 to our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 7, 2022.

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
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount and loss on early extinguishment and conversion of debt (in comparative periods prior to the adoption of ASU 2020-06), amortization of debt issuance costs, contractual interest expense for the Notes, interest income from our investment holdings, and gains and losses from our strategic investments.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate, and is determined for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance against related deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue:
Subscription	$397,941	$240,058
Professional services and other	17,002	10,948
Total revenue	414,943	251,006
Cost of revenue:
Subscription(1)	110,876	52,398
Professional services and other(1)	20,289	13,725
Total cost of revenue	131,165	66,123
Gross profit	283,778	184,883
Operating expenses:
Research and development(1)	161,651	68,863
Sales and marketing(1)	252,473	146,521
General and administrative(1)	109,343	60,180
Total operating expenses	523,467	275,564
Operating loss	(239,689)	(90,681)
Interest expense	(2,868)	(22,760)
Interest income and other, net	1,704	4,355
Loss on conversion of debt	—	(136)
Interest and other, net	(1,164)	(18,541)
Loss before provision for income taxes	(240,853)	(109,222)
Provision for income taxes	1,860	10
Net loss	$(242,713)	$(109,232)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of subscription revenue	$16,625	$7,250
Cost of professional services and other revenue	3,637	2,342
Research and development	69,044	20,093
Sales and marketing	39,802	21,066
General and administrative	40,415	13,361
Total stock-based compensation expense	$169,523	$64,112

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2022	2021
Revenue
Subscription	96%	96%
Professional services and other	4	4
Total revenue	100	100
Cost of revenue
Subscription	27	21
Professional services and other	5	5
Total cost of revenue	32	26
Gross profit	68	74
Operating expenses
Research and development	39	28
Sales and marketing	61	58
General and administrative	26	24
Total operating expenses	126	110
Operating loss	(58)	(36)
Interest expense	—	(9)
Interest income and other, net	—	1
Loss on conversion of debt	—	—
Interest and other, net	—	(8)
Loss before provision for income taxes	(58)	(44)
Provision for income taxes	—	—
Net loss	(58)%	(44)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$397,941	$240,058	$157,883	66%
Professional services and other	17,002	10,948	6,054	55
Total revenue	$414,943	$251,006	$163,937	65%
Percentage of revenue:
Subscription	96%	96%
Professional services and other	4	4
Total	100%	100%
Subscription revenue increased by $157.9 million, or 66%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in subscription revenue was primarily due to the addition of new customers and an increase in users and sales of additional products to existing customers, as well as the inclusion of Auth0 revenue in the current period.

Professional services and other revenue increased by $6.1 million, or 55%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services, as well as the inclusion of Auth0 revenue in the current period.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$110,876	$52,398	$58,478	112%
Professional services and other	20,289	13,725	6,564	48
Total cost of revenue	$131,165	$66,123	$65,042	98%
Gross profit	$283,778	$184,883	$98,895	53%
Gross margin:
Subscription	72%	78%
Professional services and other	(19)	(25)
Total gross margin	68%	74%
Cost of subscription revenue increased by $58.5 million, or 112%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to an increase of $28.6 million in employee compensation costs related to higher headcount to support the growth in our subscription services, including the Auth0 acquisition, an increase of $10.1 million in third-party hosting costs as we expanded capacity to support our growth, an increase in amortization of acquired developed technology of $9.7 million primarily in connection with the Auth0 acquisition and an increase of $4.8 million in software license costs.
Our gross margin for subscription revenue decreased to 72% for the three months ended April 30, 2022 from 78% during the three months ended April 30, 2021 primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin, as well as an increase in amortization of acquired developed technology primarily in connection with the Auth0 acquisition. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
Cost of professional services and other revenue increased by $6.6 million, or 48%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase of $4.5 million in employee compensation costs related to increased headcount, including the Auth0 acquisition.
Our gross margin for professional services and other revenue improved to (19)% for the three months ended April 30, 2022 from (25)% during the three months ended April 30, 2021 and includes Auth0.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$161,651	$68,863	$92,788	135%
Percentage of revenue	39%	28%
Research and development expenses increased $92.8 million, or 135%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $84.5 million in employee compensation costs due to higher headcount and the inclusion of Auth0. The increase in employee compensation costs includes $15.8 million in stock-based compensation expense primarily related to the revesting agreements from the Auth0 acquisition.

Sales and Marketing Expenses

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$252,473	$146,521	$105,952	72%
Percentage of revenue	61%	58%
Sales and marketing expenses increased $106.0 million, or 72%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to an increase of $65.2 million in employee compensation costs related to higher headcount, including the Auth0 acquisition, an increase in amortization expense of $9.9 million for acquired customer relationships and trade names in connection with the Auth0 acquisition incurred in the three months ended April 30, 2022, but not in the three months ended April 30, 2021, an increase in company-wide event costs of $7.1 million primarily due to an in-person sales event which was virtual during the three months ended April 30, 2021, an increase in travel expenses of $5.8 million and an increase in marketing costs of $3.7 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers. We expect sales and marketing expenses will increase in absolute dollars and may increase as a percentage of total revenue in future periods as we invest in acquiring new customers.
General and Administrative Expenses

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$109,343	$60,180	$49,163	82%
Percentage of revenue	26%	24%
General and administrative expenses increased $49.2 million, or 82%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to an increase of $42.1 million in employee compensation costs primarily related to higher headcount to support our continued growth, including the Auth0 acquisition. The increase in employee compensation costs includes $11.9 million in stock-based compensation expense related to the revesting agreements from our Auth0 acquisition.
Interest and Other, Net

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(2,868)	$(22,760)	19,892	(87)%
Interest income and other, net	1,704	4,355	(2,651)	(61)
Loss on conversion of debt	—	(136)	136	(100)
Interest and other, net	$(1,164)	$(18,541)	$17,377	(94)%
The expense related to Interest and other, net decreased $17.2 million, or 94%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to the adoption of ASU 2020-06.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2022	2021
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	3,305	2,075
Dollar-Based Net Retention Rate for the trailing 12 months ended	123%	120%
Current remaining performance obligations	$1,412,798	$898,530
Remaining performance obligations	$2,709,694	$1,889,805

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Calculated Billings	$389,174	$364,030
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2022, we had over 15,800 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 3,305 and 2,075 as of April 30, 2022 and 2021, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
Dollar-Based Net Retention Rate
Part of our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our platform. We believe we can achieve these goals by focusing on delivering value and functionality that enables us to both retain our existing customers and expand the number of users and products used within an existing customer. We assess our performance in this area by measuring our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by churn and contraction in the number of users and/or products associated with a customer.
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
Calculated Billings increased 7% in the three months ended April 30, 2022 over the three months ended April 30, 2021. We implemented operational changes to our billings process in the three months ended April 30, 2021 pursuant to which we billed customers earlier than we would have under our historical billing practices. Including the full effect of the billings process improvements for the three months ended April 30, 2021, calculated billings increased 52% year-over-year when viewed on a like-for-like basis. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial measures, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define Non-GAAP gross profit and Non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense included in cost of revenue, amortization of acquired intangibles and acquisition and integration-related expenses.

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Gross profit	$283,778	$184,883
Add:
Stock-based compensation expense included in cost of revenue	20,262	9,592
Amortization of acquired intangibles	11,335	1,593
Acquisition and integration-related expenses(1)	459	—
Non-GAAP gross profit	$315,834	$196,068
Gross margin	68%	74%
Non-GAAP gross margin	76%	78%
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

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Operating loss	$(239,689)	$(90,681)
Add:
Stock-based compensation expense	169,523	64,112
Non-cash charitable contributions	1,381	2,024
Amortization of acquired intangibles	21,205	1,593
Acquisition and integration-related expenses(1)	6,555	7,054
Non-GAAP operating loss	$(41,025)	$(15,898)
Operating margin	(58)%	(36)%
Non-GAAP operating margin	(10)%	(6)%
(1) Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.

Non-GAAP Net Loss, Non-GAAP Net Margin and Non-GAAP Net Loss Per Share, Basic and Diluted
We define Non-GAAP net loss and Non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses, amortization of debt discount, amortization of debt issuance costs and loss on early extinguishment and conversion of debt. Adjustments reflect the adoption of ASU 2020-06 under the modified retrospective method as of February 1, 2022, as applicable.
We define Non-GAAP net loss per share, basic, as Non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.
We define Non-GAAP net loss per share, diluted, as Non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, Non-GAAP net loss per share, diluted, includes the anti-dilutive impact of our note hedge and capped call agreements on convertible senior notes outstanding, as applicable. Accordingly, we did not record any adjustments to Non-GAAP net loss for the potential impact of the convertible senior notes outstanding under the if-converted method.

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Net loss	$(242,713)	$(109,232)
Add:
Stock-based compensation expense	169,523	64,112
Non-cash charitable contributions	1,381	2,024
Amortization of acquired intangibles	21,205	1,593
Acquisition and integration-related expenses(1)	6,555	7,054
Amortization of debt discount and debt issuance costs(2)	1,449	21,331
Loss on conversion of debt(2)	—	136
Non-GAAP net loss	$(42,600)	$(12,982)

Net margin	(58)%	(44)%
Non-GAAP net margin	(10)%	(5)%

Weighted-average shares used to compute net loss per share, basic and diluted	155,875	131,777
Non-GAAP weighted-average effect of potentially dilutive securities	—	—
Non-GAAP weighted-average shares used to compute non-GAAP net loss per share, diluted	155,875	131,777

Net loss per share, basic and diluted	$(1.56)	$(0.83)
Non-GAAP net loss per share, basic and diluted	$(0.27)	$(0.10)
(1) Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.
(2) Reflects the adoption of ASU 2020-06 under the modified retrospective method effective February 1, 2022.

Free Cash Flow and Free Cash Flow Margin
We define Free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as Free cash flow divided by total revenue.

	Three Months Ended April 30,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$18,831	$56,075
Less:
Purchases of property and equipment	(5,328)	(3,259)
Capitalization of internal-use software costs	(2,487)	(10)
Free cash flow	$11,016	$52,806
Net cash provided by (used in) investing activities	$(88,342)	$151,905
Net cash provided by financing activities	$5,382	$16,179
Free cash flow margin	3%	21%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Total revenue	$414,943	$251,006
Add:
Deferred revenue (end of period)	971,264	624,912
Unbilled receivables (beginning of period)	3,228	2,604
Less:
Deferred revenue (beginning of period)	(996,222)	(513,598)
Unbilled receivables (end of period)	(4,039)	(894)
Calculated Billings	$389,174	$364,030

Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,487.1 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate gross proceeds of $345.0 million, of which approximately $339.8 million principal amount has been repurchased or converted as of April 30, 2022. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the 2023 Notes, we used a portion of the proceeds to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds from the sale of Warrants in connection with the issuance of the 2023 Notes.
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060.0 million. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to purchase the 2025 Capped Calls. Concurrent with the private offering of the 2025 Notes, we repurchased a portion of the 2023 Notes and terminated a portion of our existing Note Hedges and Warrants.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate gross proceeds of $1,150.0 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to purchase the 2026 Capped Calls. Concurrent with the private offering of the 2026 Notes, we repurchased a portion of the 2023 Notes and terminated a portion of our existing Note Hedges and Warrants.
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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, we had deferred revenue of $971.3 million, of which $952.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$18,831	$56,075
Net cash provided by (used in) investing activities	(88,342)	151,905
Net cash provided by financing activities	5,382	16,179
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(4,041)	647
Net increase (decrease) in cash, cash equivalents and restricted cash	$(68,170)	$224,806
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2023 Notes, 2025 Notes and 2026 Notes in February 2018, September 2019 and June 2020, respectively.
During the three months ended April 30, 2022, cash provided by operating activities was $18.8 million primarily due to our net loss of $242.7 million, adjusted for non-cash charges of $219.2 million and net cash inflows of $42.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $139.2 million decrease in accounts receivable and a $15.2 million increase in accounts payable partially offset by a $60.3 million decrease in accrued compensation, a $25.0 million decrease in deferred revenue, a $21.9 million increase in deferred commissions and a $13.0 million increase in prepaid expenses and other current assets.
During the three months ended April 30, 2021, cash provided by operating activities was $56.1 million primarily due to our net loss of $109.2 million, adjusted for non-cash charges of $107.9 million and net cash inflows of $57.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $111.3 million increase in deferred revenue and a $5.1 million decrease in operating lease right-of-use assets, partially offset by a $22.7 million increase in accounts receivable, a $14.9 million increase in deferred commissions and a $11.2 million decrease in accounts payable, accrued compensation and accrued other expenses.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2022 of $88.3 million was primarily attributable to purchases of investments of $306.8 million partially offset by proceeds from the sales and maturities of investments of $231.3 million.
Net cash provided by investing activities during the three months ended April 30, 2021 of $151.9 million was primarily attributable to proceeds from the sales and maturities of investments of $344.8 million, partially offset by purchases of investments of $189.5 million.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2022 and 2021 of $5.4 million and $16.2 million, respectively, was primarily attributable to proceeds from the exercise of stock options.

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
Off-Balance Sheet Arrangements
As of April 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments. There have been no other significant changes to these policies for the three months ended April 30, 2022.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements or other derivative financial instruments, with respect to foreign currency risk. During the three months ended April 30, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,487.1 million as of April 30, 2022, of which $2,377.1 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the partial repurchases of the 2023 notes. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through April 30, 2022, we received and completed requests to convert approximately $45.4 million principal amount of 2023 Notes (not in connection with the partial repurchases of the 2023 Notes) and exercised and net-share-settled Note Hedges corresponding to approximately $35.4 million principal amount of 2023 Notes. No requests to convert material amounts of 2023 Notes are currently outstanding.
During the three months ended April 30, 2022, we exercised Note Hedges corresponding to approximately $10.0 million principal amount of 2023 Notes that are expected to be net-share-settled in the second quarter of fiscal 2023.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, its current and former Chief Financial Officers, and its Chief Security Officer, captioned City of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Okta, Inc., et al., No. 3:22-cv-02990. The lawsuit arises out of a threat actor’s attempt to compromise the account of a third-party customer support engineer working for one of the Company’s subprocessors and disclosures related to that incident. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the circumstances surrounding the aforementioned incident. The complaint seeks an order certifying the lawsuit as a class action and unspecified damages, plus interest. The Company intends to defend the lawsuit vigorously.
See Note 11 to our condensed consolidated financial statements, “Commitments and Contingencies” for information related to other legal proceedings.
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
•In the past we have experienced and in the future we may experience cybersecurity incidents that may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results.
•Any actual or perceived failure by us to comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements could result in proceedings, actions or penalties against us.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 42.4% of the voting power of our capital stock as of April 30, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest environment, the COVID-19 pandemic, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term.
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

From fiscal 2020 to fiscal 2021, our revenue grew from $586.1 million to $835.4 million, an increase of 43%, and from fiscal 2021 to fiscal 2022, our revenue grew from $835.4 million to $1,300.2 million, an increase of 56%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest environment and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 3,056 employees as of April 30, 2021 to 5,342 employees as of April 30, 2022. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service (“SaaS”) infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
Further, to grow our business, we must convince developers to adopt and build their applications using our application programming interfaces (“APIs”) and products. We believe that these developer-built applications facilitate greater usage and customization of our products. If these developers stop developing on or supporting our platform, we will lose the benefit of network effects that have contributed to the growth in our number of customers, and our business (including the performance levels of our products), results of operations and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us. Any material decline in our Dollar-Based Net Retention Rate would harm our future results of operations.
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of COVID-19-related economic conditions, the inflation and interest environment and increased costs, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
•pricing pressure as a result of competition, the inflation and interest environment and increased costs, COVID-19 or otherwise;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in either domestic or international markets, including the inflation and interest environment, geopolitical uncertainty and instability.
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
•macroeconomic conditions, including the inflation and interest environment and the economic impact of the COVID-19 pandemic;
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
•costs and liabilities related to compliance with the numerous and ever-growing landscape of U.S. and international data privacy and cybersecurity regimes, many of which involve disparate standards and enforcement approaches, including implementation of the recently-announced agreement in principle between the European Union and United States to implement a successor framework to the EU-U.S. Privacy Shield, to address cross-border data flows;
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
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods and potentially in response to COVID-19 pricing pressures, the inflation and interest environment and increased costs. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.

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
In the past we have experienced and in the future we may experience cybersecurity incidents that may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies, including Okta, are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that they store and process. For example, like other companies, we have experienced numerous cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts may increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
Our customers’ use of Okta to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and users’ personal data. Okta has experienced and likely will in the future experience attacks targeting such customer data. When such breaches occur, as a result of third-party action, technology limitations, employee or contractor error, malfeasance or otherwise, and if the confidentiality, integrity or availability of our customers’ data or systems is disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we, our third-party service providers and our customers may be unable to anticipate these techniques or to implement adequate preventive measures. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.
In addition, security breaches impacting our platform have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our product or systems, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise, for example, have become the subject of a lawsuit, as discussed in Item 1, “Legal Proceedings” above. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our, our third-party service providers’ or our customers’ systems.
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
Third parties have induced and may continue to fraudulently induce employees, contractors, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our applications, internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, account lock outs, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
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
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) to help satisfy their own legal and regulatory compliance requirements which, in addition to state or international regulations, may require us to undertake additional actions and expense to ensure compliance.
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, which broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. In addition, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”) into law. The CPRA will take substantial effect on January 1, 2023 with enforcement scheduled for July 1, 2023 and will significantly modify the CCPA and create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) and, in June 2021, Colorado enacted the Colorado Privacy Act (“CPA”), both of which are comprehensive privacy statutes that share similarities with the CCPA and CPRA. Some observers have noted the CCPA, CPRA, CDPA and CPA mark the beginning of a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL, which introduces a legal framework similar to the GDPR (as defined and further described below), marks the introduction of a comprehensive system for the protection of personal information in China. We cannot yet determine the impact that the PIPL may have on our business; however, we may incur substantial expense in complying with any new obligations, we could be subject to significant fines if we are found to not comply with the PIPL, and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
In addition, the GDPR restricts transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU-U.S. data transfers. With regard to transfers to the United States of personal data from our employees and European customers and users, we rely upon the SCCs. On July 16, 2020, in what is known as the “Schrems II” decision, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the SCCs (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. In June 2021, the European Commission issued new SCCs that account for the CJEU’s “Schrems II” decision. The new SCCs must be used for relevant new data transfers, and existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. These new SCCs only apply to the transfer of personal data outside the EEA, and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office released revised UK standard contractual clauses that can be used from March 21, 2022, with a two-year grace period.
U.S. and EU officials are actively seeking a solution to replace the Privacy Shield. On March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. There is no clear timeline for the enactment of this new framework. Moreover, once enacted, the new framework is likely to be subject to legal challenges and may be struck down by the CJEU.
Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments may require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA and UK to a country outside of the EEA and UK. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA and UK. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA and UK to apply different standards to the transfer of personal data from the EEA and UK to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA and UK to the United States. We also anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and entering into the new SCCs. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA and UK residents. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States.
The regulatory environment applicable to the handling of EEA and UK residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA and UK relating to personal data transfers to us and by us from the EEA and UK. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
We and our customers are at risk of enforcement actions taken by certain EEA and UK data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EEA and UK are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. Any investigation or charges by EEA and UK data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. We may find it necessary to establish systems to maintain EEA and UK personal data within the EEA and UK, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
We function as a HIPAA Business Associate for certain of our customers and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, all of which can adversely affect our business as well as our ability to attract and retain new customers.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
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
If we fail to maintain our security attestations and certifications, our business, results of operations and financial condition may suffer.
Security is a mission-critical issue for Okta and for our customers. We have attained multiple certifications, including SOC 2 Type II certifications, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 certifications, and agency FedRAMP Moderate Authorities to Operate. We also support FIPS 140-2 validated encryption in our Okta Verify MFA product. If we fail to maintain our security attestations and certifications, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
Accounting principles generally accepted in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile, and our stock price has been volatile since our IPO. For example, from June 1, 2021 through May 31, 2022, the trading price of our Class A common stock has ranged from $77.01 per share to $276.30 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
•the economy as a whole, the inflation and interest environment and market conditions in our industry;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Our involvement in securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 42.4% of the voting power of our capital stock as of April 30, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, our directors, executive officers, and their affiliates, held in the aggregate 42.4% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Since February 2018, we have issued convertible notes due in 2023 (“2023 Notes”), 2025 (“2025 Notes”) and 2026 (“2026 Notes” and together with the 2023 Notes and 2025 Notes, the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance or raise any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of April 30, 2022, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between May 1, 2022 and July 31, 2022. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of April 30, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through April 30, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and could limit our ability to raise future capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2022.

Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through April 30, 2022, Note Hedges corresponding to approximately 6.8 million shares have been terminated or settled. As of April 30, 2022, Note Hedges giving us the option to purchase approximately 0.3 million shares (subject to adjustment) remained outstanding. Through April 30, 2022, we have terminated Warrants corresponding to approximately 6.1 million shares. As of April 30, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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

Okta, Inc.

June 2, 2022	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer

June 2, 2022	/s/	Christopher K. Kramer
Christopher K. Kramer
Chief Accounting Officer