Form 10-Q
period 2022-07-31
Okta, Inc.
filed 2022-09-01
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 29, 2022, the number of shares of registrant’s Class A common stock outstanding was 151,853,906 and the number of shares of the registrant’s Class B common stock outstanding was 7,018,918.

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
•the impact of macroeconomic conditions, including the inflation and interest rate environment, and political, economic and social instability;
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc. (“Auth0“);
•trends in our key business metrics;
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2022	January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,022	$260,134
Short-term investments	2,260,956	2,241,657
Accounts receivable, net of allowances of $4,195 and $4,359	323,377	397,509
Deferred commissions	80,657	74,728
Prepaid expenses and other current assets	64,490	66,605
Total current assets	2,945,502	3,040,633
Property and equipment, net	66,958	65,488
Operating lease right-of-use assets	141,940	147,940
Deferred commissions, noncurrent	191,309	191,029
Intangible assets, net	281,470	316,968
Goodwill	5,400,275	5,401,343
Other assets	46,553	42,294
Total assets	$9,074,007	$9,205,695
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,708	$20,203
Accrued expenses and other current liabilities	106,477	89,315
Accrued compensation	87,094	143,805
Convertible senior notes, net	5,209	16,194
Deferred revenue	994,097	973,289
Total current liabilities	1,236,585	1,242,806
Convertible senior notes, net, noncurrent	2,190,110	1,815,714
Operating lease liabilities, noncurrent	158,577	170,611
Deferred revenue, noncurrent	17,187	22,933
Other liabilities, noncurrent	18,532	31,775
Total liabilities	3,620,991	3,283,839
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 151,808 and 149,624 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	15	15
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,019 and 6,978 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	1	1
Additional paid-in capital	7,607,382	7,749,716
Accumulated other comprehensive loss	(41,186)	(12,009)
Accumulated deficit	(2,113,196)	(1,815,867)
Total stockholders’ equity	5,453,016	5,921,856
Total liabilities and stockholders' equity	$9,074,007	$9,205,695
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$435,384	$303,121	$833,325	$543,179
Professional services and other	16,423	12,379	33,425	23,327
Total revenue	451,807	315,500	866,750	566,506
Cost of revenue:
Subscription	116,342	84,457	227,218	136,855
Professional services and other	21,352	16,649	41,641	30,374
Total cost of revenue	137,694	101,106	268,859	167,229
Gross profit	314,113	214,394	597,891	399,277
Operating expenses:
Research and development	155,836	122,407	317,487	191,270
Sales and marketing	264,653	198,350	517,126	344,871
General and administrative	101,686	157,077	211,029	217,257
Total operating expenses	522,175	477,834	1,045,642	753,398
Operating loss	(208,062)	(263,440)	(447,751)	(354,121)
Interest expense	(2,915)	(22,872)	(5,783)	(45,632)
Interest income and other, net	4,721	2,211	6,425	6,566
Loss on conversion of debt	—	(43)	—	(179)
Interest and other, net	1,806	(20,704)	642	(39,245)
Loss before provision for (benefit from) income taxes	(206,256)	(284,144)	(447,109)	(393,366)
Provision for (benefit from) income taxes	4,216	(7,462)	6,076	(7,452)
Net loss	$(210,472)	$(276,682)	$(453,185)	$(385,914)

Net loss per share, basic and diluted	$(1.34)	$(1.83)	$(2.89)	$(2.72)

Weighted-average shares used to compute net loss per share, basic and diluted	157,400	151,357	156,650	141,720

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(210,472)	$(276,682)	$(453,185)	$(385,914)
Other comprehensive loss:
Net change in unrealized gains or losses on available-for-sale securities	(1,497)	(353)	(18,699)	(1,166)
Foreign currency translation adjustments	(3,541)	(882)	(10,478)	151
Other comprehensive loss	(5,038)	(1,235)	(29,177)	(1,015)
Comprehensive loss	$(215,510)	$(277,917)	$(482,362)	$(386,929)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Common stock and additional paid-in capital:
Balance, beginning of period	$7,411,566	$1,753,856	$7,749,732	$1,656,109
Adjustments from adoption of ASU 2020-06	—	—	(527,444)	—
Issuance of common stock and value of equity awards assumed in connection with business combination	—	5,409,344	—	5,409,344
Issuance of common stock upon exercise of stock options and other activity, net	23,184	34,697	29,951	52,911
Stock-based compensation	172,647	187,923	343,224	252,035
Settlement of convertible senior notes	—	5,364	11,934	20,784
Proceeds from hedges related to convertible senior notes	1	1	1	2
Balance, end of period	7,607,398	7,391,185	7,607,398	7,391,185

Accumulated deficit:
Balance, beginning of period	(1,902,724)	(1,076,688)	(1,815,867)	(967,456)
Adjustments from adoption of ASU 2020-06	—	—	155,856	—
Net loss	(210,472)	(276,682)	(453,185)	(385,914)
Balance, end of period	(2,113,196)	(1,353,370)	(2,113,196)	(1,353,370)

Accumulated other comprehensive income:
Balance, beginning of period	(36,148)	5,610	(12,009)	5,390
Other comprehensive loss	(5,038)	(1,235)	(29,177)	(1,015)
Balance, end of period	(41,186)	4,375	(41,186)	4,375
Total stockholders’ equity	$5,453,016	$6,042,190	$5,453,016	$6,042,190

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(453,185)	$(385,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	340,702	251,826
Depreciation, amortization and accretion	59,748	44,903
Amortization of debt discount and issuance costs	2,895	42,780
Amortization of deferred commissions	39,537	25,135
Deferred income taxes	1,539	(11,506)
Non-cash charitable contributions	2,014	3,663
Loss on conversion of debt	—	179
Gain on strategic investments	(1,965)	(5,271)
Other, net	461	(290)
Changes in operating assets and liabilities:
Accounts receivable	74,015	(14,798)
Deferred commissions	(50,123)	(55,102)
Prepaid expenses and other assets	(2,236)	718
Operating lease right-of-use assets	13,568	10,732
Accounts payable	24,632	(2,044)
Accrued compensation	(55,219)	(6,507)
Accrued expenses and other liabilities	1,144	10,092
Operating lease liabilities	(12,807)	(13,489)
Deferred revenue	15,062	158,360
Net cash provided by (used in) operating activities	(218)	53,467
Cash flows from investing activities:
Capitalization of internal-use software costs	(5,396)	(378)
Purchases of property and equipment	(7,493)	(4,034)
Purchases of securities available for sale and other	(571,081)	(923,507)
Proceeds from maturities and redemption of securities available for sale	521,815	763,607
Proceeds from sales of securities available for sale and other	—	906
Purchases of intangible assets	(2,497)	(113)
Payments for business acquisitions, net of cash acquired	(4,060)	(148,042)
Net cash used in investing activities	(68,712)	(311,561)
Cash flows from financing activities:
Payments for conversions of convertible senior notes	(6)	(15)
Proceeds from hedges related to convertible senior notes	1	2
Proceeds from stock option exercises	8,977	31,829
Proceeds from shares issued in connection with employee stock purchase plan	18,960	17,417
Net cash provided by financing activities	27,932	49,233
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(6,072)	193
Net decrease in cash, cash equivalents and restricted cash	(47,070)	(208,668)
Cash, cash equivalents and restricted cash at beginning of period	272,656	448,630
Cash, cash equivalents and restricted cash at end of period	$225,586	$239,962

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$2,840	$2,864
Income taxes	3,303	1,642
Non-cash activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	—	5,409,344
Issuance of common stock for conversions of convertible senior notes	39,564	126,144
Benefit from exercise of hedges related to convertible senior notes	17,502	79,641
Common stock issued as charitable contribution	2,014	—
Operating lease right-of-use assets exchanged for lease liabilities	8,442	7,696

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$216,022	$225,265
Restricted cash, current included in prepaid expenses and other current assets	2,103	5,037
Restricted cash, noncurrent included in other assets	7,461	9,660
Total cash, cash equivalents and restricted cash	$225,586	$239,962

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
Certain reclassifications of components of prior period operating and investing cash flows have been made in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on total operating and investing cash flows as previously reported.
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

2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data of its Form 10-K for the fiscal year ended January 31, 2022. The Company no longer considers the accounting policy for its convertible senior notes to be a significant accounting policy due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments. There have been no other significant changes to the Company’s significant accounting policies for the six months ended July 31, 2022.
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
The impact of adoption on the condensed consolidated statements of operations for the three and six months ended July 31, 2022 was to decrease net interest expense by approximately $21.0 million and $41.8 million, respectively. This had the effect of decreasing basic and diluted net loss per share for the three and six months ended July 31, 2022 by $0.13 and $0.27, respectively.

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

3. Business Combinations
Acquisition of Auth0
On May 3, 2021, the Company acquired all outstanding shares of privately-held Auth0, Inc. (“Auth0”), an Identity-as-a-Service company. Total consideration transferred for Auth0 was $5,671.0 million, including approximately 19.2 million shares of common stock valued at $5,175.6 million, cash of $257.0 million, and assumed outstanding equity awards with vested fair value of $238.4 million. Cash consideration of $3.8 million and approximately 1.1 million shares valued at $294.6 million were held back as partial security for post-closing true-up adjustments as well as any indemnification claims made within one year of the acquisition date. The consideration held back was paid in full during the six months ended July 31, 2022. The Company incurred $29.0 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations for the six months ended July 31, 2021.
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
The Company recorded $18.3 million for developed technology intangible assets with an estimated useful life of 3 years and recorded $62.2 million of goodwill. The Company incurred $0.9 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations in the three months ended July 31, 2021.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash equivalents and short-term investments as of July 31, 2022 and January 31, 2022 were as follows (in thousands):

	As of July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Cash equivalents:
Money market funds	$78,012	$—	$—	$78,012
Total cash equivalents	78,012	—	—	78,012
Short-term investments:
U.S. treasury securities	2,022,707	85	(26,952)	1,995,840
Corporate debt securities	268,685	—	(3,569)	265,116
Total short-term investments	2,291,392	85	(30,521)	2,260,956
Total	$2,369,404	$85	$(30,521)	$2,338,968

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	1,922,344	10	(10,166)	1,912,188
Corporate debt securities	331,050	—	(1,581)	329,469
Total short-term investments	2,253,394	10	(11,747)	2,241,657
Total	$2,405,617	$10	$(11,747)	$2,393,880

All short-term investments were designated as available-for-sale securities as of July 31, 2022 and January 31, 2022.
The following table presents the contractual maturities of the Company’s short-term investments as of July 31, 2022 (in thousands):

	As of July 31, 2022
	Amortized Cost	Estimated Fair Value
	(unaudited)
Due within one year	$1,743,049	$1,720,573
Due between one to five years	548,343	540,383
Total	$2,291,392	$2,260,956
The Company included $7.3 million and $6.0 million of interest receivable in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of July 31, 2022 and January 31, 2022 because such potential losses were not material.

The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of July 31, 2022 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(unaudited)
U.S. treasury securities	$1,658,111	$(22,352)	$223,145	$(4,600)	$1,881,256	$(26,952)
Corporate debt securities	200,861	(2,849)	64,255	(720)	265,116	(3,569)
Total	$1,858,972	$(25,201)	$287,400	$(5,320)	$2,146,372	$(30,521)
The Company had 195 and 193 short-term investments in unrealized loss positions as of July 31, 2022 and January 31, 2022, respectively. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2022 or 2021.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of July 31, 2022 and January 31, 2022.
Strategic Investments
The Company's strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of July 31, 2022 and January 31, 2022, the balance of strategic investments was $21.8 million and $15.3 million, respectively.
During the three and six months ended July 31, 2022, the Company recorded $0.6 million and $2.0 million, respectively, of gains on strategic investments. During the three and six months ended July 31, 2021, the Company recorded $2.4 million and $5.3 million, respectively, of gains on strategic investments. Gains on strategic investments consists primarily of observable price adjustments related to equity investments in privately-held companies. All gains and losses on strategic investments, whether realized or unrealized, are recognized in Interest income and other, net on the condensed consolidated statements of operations.

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

	As of July 31, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Cash equivalents:
Money market funds	$78,012	$—	$—	$78,012
Total cash equivalents	78,012	—	—	78,012
Short-term investments:
U.S. treasury securities	—	1,995,840	—	1,995,840
Corporate debt securities	—	265,116	—	265,116
Total short-term investments	—	2,260,956	—	2,260,956
Total cash equivalents and short-term investments	$78,012	$2,260,956	$—	$2,338,968

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	—	1,912,188	—	1,912,188
Corporate debt securities	—	329,469	—	329,469
Total short-term investments	—	2,241,657	—	2,241,657
Total cash equivalents and short-term investments	$152,223	$2,241,657	$—	$2,393,880
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
Fair Value Measurements of Other Financial Instruments
The following table presents the principal amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	As of July 31, 2022
	Principal Amount	Estimated Fair Value
	(unaudited)
2023 convertible senior notes	$5,226	$10,620
2025 convertible senior notes	1,059,997	989,215
2026 convertible senior notes	1,150,000	985,915

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

6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $28.0 million and $40.0 million in the three months ended July 31, 2022 and 2021, respectively, and $49.4 million and $54.9 million in the six months ended July 31, 2022 and 2021, respectively. Amortization of contract costs was $20.4 million and $13.3 million for the three months ended July 31, 2022 and 2021, respectively, and $39.5 million and $25.1 million for the six months ended July 31, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.
7. Goodwill and Intangible Assets, net
Goodwill
As of July 31, 2022 and January 31, 2022, goodwill was $5,400.3 million and $5,401.3 million, respectively. No goodwill impairments were recorded during the three and six months ended July 31, 2022 and 2021.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	As of July 31, 2022
	Gross	Accumulated Amortization	Net
	(unaudited)
Capitalized internal-use software costs	$44,328	$(26,956)	$17,372
Purchased developed technology	219,800	(69,794)	150,006
Customer relationships	140,900	(43,998)	96,902
Trade name	21,400	(5,350)	16,050
Software licenses	1,796	(656)	1,140
	$428,224	$(146,754)	$281,470

	As of January 31, 2022
	Gross	Accumulated Amortization	Net
Capitalized internal-use software costs	$36,319	$(24,170)	$12,149
Purchased developed technology	219,100	(47,085)	172,015
Customer relationships	140,900	(26,399)	114,501
Trade name	21,400	(3,210)	18,190
Software licenses	116	(3)	113
	$417,835	$(100,867)	$316,968
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of July 31, 2022	As of January 31, 2022
(unaudited)
Purchased developed technology	3.5 years	4.0 years
Customer relationships	3.7 years	4.0 years
Trade name	3.8 years	4.3 years
Amortization expense of intangible assets for the three months ended July 31, 2022 and 2021 was $23.2 million and $21.3 million, respectively, and $45.9 million and $24.2 million for the six months ended July 31, 2022 and 2021, respectively.

8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $389.5 million and $245.4 million, respectively, and $656.7 million and $359.3 million in the six months ended July 31, 2022 and 2021, respectively. Professional services and other revenue recognized during the three months ended July 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $6.9 million and $4.1 million, respectively, and $11.1 million and $5.0 million in the six months ended July 31, 2022 and 2021, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2022, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,790.3 million. Of this amount, the Company expects to recognize revenue of approximately $1,496.7 million, or 54%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of July 31, 2022 were not material.
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day; or
•upon the occurrence of specified corporate events, as described in the 2023 Indenture.

On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes regardless of the foregoing circumstances. For at least 20 trading days during the period of 30 consecutive trading days ended July 31, 2022, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the fiscal quarter ending October 31, 2022. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2022.
As of July 31, 2022, $5.2 million of principal remained outstanding on the 2023 Notes. During the three months ended July 31, 2022, the Company settled an immaterial principal amount of the 2023 Notes in cash and during the six months ended July 31, 2022, the Company issued approximately 0.2 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $12.0 million principal amount of 2023 Notes. No requests to convert material amounts of the 2023 Notes are currently outstanding.
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
As of July 31, 2022, the effective interest rate on the 2023 Notes was 0.85%. As of July 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2023 Notes was 5.68%. The following table sets forth total interest expense recognized related to the 2023 Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)
Contractual interest expense	$3	$14	$11	$34
Amortization of debt issuance costs	11	24	27	62
Amortization of debt discount(1)	—	241	—	624
Total	$14	$279	$38	$720
(1) Not applicable subsequent to adoption of ASU 2020-06.

The net carrying amount of the 2023 Notes consisted of the following (in thousands):

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$5,226	$17,228
Less: unamortized debt issuance costs and debt discount(1)	(17)	(1,034)
Net carrying amount	$5,209	$16,194

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2023 Notes	$—	$3,993
Less: issuance costs	—	(116)
Carrying amount of the equity component(2)	$—	$3,877
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
During the three months ended July 31, 2022, the Company net-share-settled Note Hedges corresponding to approximately $10.0 million principal amount of 2023 Notes and received approximately 0.1 million shares of Class A common stock and an immaterial cash payment. During the six months ended July 31, 2022, the Company exercised and net-share-settled Note Hedges corresponding to approximately $12.0 million principal amount of 2023 Notes and received approximately 0.1 million shares of Class A common stock and an immaterial cash payment.
As of July 31, 2022, Note Hedges giving the Company the option to purchase approximately 0.1 million shares (subject to adjustment) remained outstanding.
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
As of July 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.

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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2025 Indenture.
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of July 31, 2022.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after September 6, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2022, the Company did not redeem any of the 2025 Notes.
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

As of July 31, 2022, the effective interest rate on the 2025 Notes was 0.43%. As of July 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2025 Notes was 4.10%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)
Contractual interest expense	$331	$331	$662	$662
Amortization of debt issuance costs	808	568	1,615	1,124
Amortization of debt discount(1)	—	8,790	—	17,490
Total	$1,139	$9,689	$2,277	$19,276
(1) Not applicable subsequent to adoption of ASU 2020-06.
The net carrying amount of the 2025 Notes consisted of the following (in thousands):

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$1,059,997	$1,059,997
Less: unamortized debt issuance costs and debt discount(1)	(10,048)	(149,333)
Net carrying amount	$1,049,949	$910,664

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2025 Notes	$—	$221,387
Less: issuance costs	—	(4,040)
Carrying amount of the equity component(2)	$—	$217,347
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
•if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the 2026 Indenture.
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended July 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of July 31, 2022.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended July 31, 2022, the Company did not redeem any of the 2026 Notes.
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

As of July 31, 2022, the effective interest rate on the 2026 Notes was 0.60%. As of July 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2026 Notes was 5.75%. The following table sets forth total interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)
Contractual interest expense	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	627	352	1,253	692
Amortization of debt discount(1)	—	11,474	—	22,788
Total	$1,705	$12,904	$3,409	$25,636
(1) Not applicable subsequent to adoption of ASU 2020-06.
The net carrying amount of the 2026 Notes consisted of the following (in thousands):

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Liability component:
Principal	$1,150,000	$1,150,000
Less: unamortized debt issuance costs and debt discount(1)	(9,839)	(244,950)
Net carrying amount	$1,140,161	$905,050

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Equity component:(1)
2026 Notes	$—	$310,311
Less: issuance costs	—	(4,090)
Carrying amount of the equity component(2)	$—	$306,221
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
Operating lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)
Operating lease cost(1)	$10,459	$9,621	$20,736	$18,458
(1) Amounts are presented exclusive of sublease income and include leases with an original term of 12 months or less (short-term leases), which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 5.5 years and 5.9 years as of July 31, 2022 and January 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.3% and 5.5%, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, were as follows (in thousands):

As of July 31, 2022
Fiscal Year Ending January 31:	(unaudited)
2023 (remaining six months)	$22,786
2024	45,362
2025	41,774
2026	31,527
2027	30,619
Thereafter	53,726
Total lease payments	225,794
Less imputed interest	(31,157)
Less tenant improvement allowances not yet recognized	(2,454)
Total operating lease liabilities	$192,183
Cash payments made related to operating lease liabilities were $7.4 million and $10.0 million for the three months ended July 31, 2022 and 2021, respectively, and $18.1 million and $19.1 million in the six months ended July 31, 2022 and 2021, respectively.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $8.5 million and $8.6 million were issued and outstanding as of July 31, 2022 and January 31, 2022, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $6.4 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022.
Purchase Obligations
Except as discussed below, there were no significant changes in future minimum purchase obligations as disclosed in the Company’s audited consolidated financial statements for the year ended January 31, 2022.
Effective July 2022, the Company terminated its existing agreement and entered into a new agreement with a cloud services provider with a total obligation of $450.0 million over a four-year period.

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2022.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(unaudited)
Cost of revenue
Subscription	$17,778	$13,138	$34,403	$20,388
Professional services and other	3,816	3,161	7,453	5,503
Research and development	70,078	53,332	139,122	73,425
Sales and marketing	38,982	41,288	78,784	62,354
General and administrative	40,525	76,795	80,940	90,156
Total	$171,179	$187,714	$340,702	$251,826
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0 equity incentive plans. All shares that remain available for future grants are under the 2017 Plan. As of July 31, 2022, options to purchase 1,968,404 shares of Class A common stock and 5,295,955 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance were as follows:

As of July 31, 2022
(unaudited)
Stock options and unvested RSUs outstanding	15,970,767
Available for future stock option and RSU grants	27,206,401
Available for ESPP	7,053,433
50,230,601

Stock Options
A summary of the Company’s stock option activity and related information was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
	(unaudited)
Outstanding as of January 31, 2022	7,984,078	$39.59	5.2	$1,314,031
Granted	—	—
Exercised	(575,423)	15.61
Canceled	(144,296)	93.18
Outstanding as of July 31, 2022	7,264,359	$40.42	4.7	$543,909
As of July 31, 2022
Vested and exercisable	6,323,025	$23.19	4.2	$519,908
As of July 31, 2022, there was a total of $139.6 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A summary of the Company’s RSU activity (inclusive of market-based RSUs) and related information was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
	(unaudited)
Outstanding as of January 31, 2022	6,225,747	$207.26
Granted	4,620,990	136.54
Vested	(1,256,680)	168.50
Forfeited	(883,649)	201.08
Outstanding as of July 31, 2022	8,706,408	$175.95
As of July 31, 2022, there was $1,371.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 3.2 years based on vesting under the award service conditions.
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

In connection with the business combinations, as of July 31, 2022, there was $200.8 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 1.8 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
The ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period consists of up to two six-month purchase periods. The ESPP contains a reset provision under which the offering period resets if the fair market value of the Company’s common stock on the purchase date is less than the fair market value on the offering date.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended July 31,
	2022	2021
(unaudited)
Expected volatility	63%- 78%	47% - 48%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	2.46% - 2.92%	0.06% - 0.09%
Expected dividend yield	—	—
During the three and six months ended July 31, 2022, the Company’s employees purchased 269,814 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $70.27 per share, with total proceeds of $19.0 million.
As of July 31, 2022, there was $20.8 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a weighted-average vesting period of 0.8 years.
13. Income Taxes
For the three and six months ended July 31, 2022, the Company recorded a tax provision of $4.2 million and $6.1 million on pretax losses of $206.3 million and $447.1 million, respectively. The effective tax rate for the three and six months ended July 31, 2022 was approximately (2.0)% and (1.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing the tax benefit for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, and U.S. state taxes.
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental ("R&E") expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance the provision will be deferred, repealed or otherwise modified. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to cash taxes or tax expense.
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

14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(unaudited)
Numerator:
Net loss	$(201,124)	$(9,348)	$(263,151)	$(13,531)	$(432,980)	$(20,205)	$(364,976)	$(20,938)
Denominator:
Weighted-average shares outstanding, basic and diluted	150,409	6,991	143,955	7,402	149,666	6,984	134,031	7,689
Net loss per share, basic and diluted	$(1.34)	$(1.34)	$(1.83)	$(1.83)	$(2.89)	$(2.89)	$(2.72)	$(2.72)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2022	2021
	(unaudited)
Issued and outstanding stock options	7,264	9,077
Unvested RSUs issued and outstanding	8,648	5,302
Unvested PSUs issued and outstanding	116	—
Unvested restricted stock awards issued and outstanding	859	1,231
Shares committed under the ESPP	626	227
Shares related to the 2023 Notes	108	356
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820
	29,106	27,678
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023, 2025 and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share. During the three months ended July 31, 2022, the average price per share of the Company’s Class A common stock exceeded the exercise price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
As of July 31, 2022, more than 16,400 customers across nearly every industry used the Okta Identity Cloud to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2022, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the six months ended July 31, 2022. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

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

Acquisition of Auth0

On May 3, 2021, we completed the acquisition of Auth0. The acquisition date fair value, net of acquired cash, was approximately $5,671.0 million, including shares of our Class A common stock, cash, and assumed equity awards. In addition, we issued unvested restricted stock and assumed unvested equity and restricted cash awards, which are subject to future vesting and will be recorded as expense over the period the services are provided. A portion of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders arising during the twelve months following the closing. The consideration held back was paid in full during the six months ended July 31, 2022. See Note 3 to our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 7, 2022.

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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing and promotional activities, travel-related expenses, amortization expense associated with acquired customer relationships (including unbilled and unrecognized contracts yet to be fulfilled) and trade names and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we continue to invest in acquiring new customers. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription	$435,384	$303,121	$833,325	$543,179
Professional services and other	16,423	12,379	33,425	23,327
Total revenue	451,807	315,500	866,750	566,506
Cost of revenue:
Subscription(1)	116,342	84,457	227,218	136,855
Professional services and other(1)	21,352	16,649	41,641	30,374
Total cost of revenue	137,694	101,106	268,859	167,229
Gross profit	314,113	214,394	597,891	399,277
Operating expenses:
Research and development(1)	155,836	122,407	317,487	191,270
Sales and marketing(1)	264,653	198,350	517,126	344,871
General and administrative(1)	101,686	157,077	211,029	217,257
Total operating expenses	522,175	477,834	1,045,642	753,398
Operating loss	(208,062)	(263,440)	(447,751)	(354,121)
Interest expense	(2,915)	(22,872)	(5,783)	(45,632)
Interest income and other, net	4,721	2,211	6,425	6,566
Loss on conversion of debt	—	(43)	—	(179)
Interest and other, net	1,806	(20,704)	642	(39,245)
Loss before provision for (benefit from) income taxes	(206,256)	(284,144)	(447,109)	(393,366)
Provision for (benefit from) income taxes	4,216	(7,462)	6,076	(7,452)
Net loss	$(210,472)	$(276,682)	$(453,185)	$(385,914)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of subscription revenue	$17,778	$13,138	$34,403	$20,388
Cost of professional services and other revenue	3,816	3,161	7,453	5,503
Research and development	70,078	53,332	139,122	73,425
Sales and marketing	38,982	41,288	78,784	62,354
General and administrative	40,525	76,795	80,940	90,156
Total stock-based compensation expense	$171,179	$187,714	$340,702	$251,826

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Subscription	96%	96%	96%	96%
Professional services and other	4	4	4	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	25	27	26	24
Professional services and other	5	5	5	6
Total cost of revenue	30	32	31	30
Gross profit	70	68	69	70
Operating expenses
Research and development	34	39	37	34
Sales and marketing	59	63	60	61
General and administrative	23	49	24	38
Total operating expenses	116	151	121	133
Operating loss	(46)	(83)	(52)	(63)
Interest expense	(1)	(7)	(1)	(7)
Interest income and other, net	1	—	1	1
Loss on conversion of debt	—	—	—	—
Interest and other, net	—	(7)	—	(6)
Loss before provision for (benefit from) income taxes	(46)	(90)	(52)	(69)
Provision for (benefit from) income taxes	1	(2)	—	(1)
Net loss	(47)%	(88)%	(52)%	(68)%

Comparison of the Three and Six Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$435,384	$303,121	$132,263	44%
Professional services and other	16,423	12,379	4,044	33
Total revenue	$451,807	$315,500	$136,307	43
Percentage of revenue:
Subscription	96%	96%
Professional services and other	4	4
Total	100%	100%

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$833,325	$543,179	$290,146	53%
Professional services and other	33,425	23,327	10,098	43
Total revenue	$866,750	$566,506	$300,244	53
Percentage of revenue:
Subscription	96%	96%
Professional services and other	4	4
Total	100%	100%
Three and six months ended
For the three and six months ended July 31, 2022, the increase in subscription revenue was primarily due to the addition of new customers and an increase in users and sales of additional products to existing customers. Additionally, as our acquisition of Auth0 was completed on May 3, 2021, subscription revenue during the six months ended July 31, 2022 includes six months of Auth0 revenue while subscription revenue during the six months ended July 31, 2021 includes approximately three months of Auth0 revenue.
For the three and six months ended July 31, 2022, the increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$116,342	$84,457	$31,885	38%
Professional services and other	21,352	16,649	4,703	28
Total cost of revenue	$137,694	$101,106	$36,588	36
Gross profit	$314,113	$214,394	$99,719	47
Gross margin:
Subscription	73%	72%
Professional services and other	(30)	(34)
Total gross margin	70	68

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$227,218	$136,855	$90,363	66%
Professional services and other	41,641	30,374	11,267	37
Total cost of revenue	$268,859	$167,229	$101,630	61
Gross profit	$597,891	$399,277	$198,614	50
Gross margin:
Subscription	73%	75%
Professional services and other	(25)	(30)
Total gross margin	69	70
Three months ended
For the three months ended July 31, 2021, cost of subscription revenue increased primarily due to an increase of $16.1 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $5.6 million in software license costs and an increase of $4.6 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue increased to 73% from 72% for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the three months ended July 31, 2021, cost of professional services and other revenue increased primarily due to an increase of $2.9 million in employee compensation costs related to increased headcount.
Our gross margin for professional services and other revenue improved to (30)% for the three months ended July 31, 2022 from (34)% for the three months ended July 31, 2021.
Six months ended
For the six months ended July 31, 2022, cost of subscription revenue increased primarily due to an increase of $44.6 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $14.7 million in third-party hosting costs as we expanded capacity to support our growth, an increase in amortization of acquired developed technology of $11.0 million and an increase of $10.4 million in software license costs.

Our gross margin for subscription revenue decreased to 73% from 75% for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease is primarily due to the inclusion of Auth0 revenue, which carries a higher relative cost and lower gross margin, as well as an increase in amortization of acquired developed technology primarily in connection with the Auth0 acquisition. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the six months ended July 31, 2022, cost of professional services and other revenue increased primarily due to an increase of $7.5 million in employee compensation costs related to increased headcount.
Our gross margin for professional services and other revenue improved to (25)% for the six months ended July 31, 2022 from (30)% for the six months ended July 31, 2021.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$155,836	$122,407	$33,429	27%
Percentage of revenue	34%	39%

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$317,487	$191,270	$126,217	66%
Percentage of revenue	37%	34%
Three and six months ended
For the three and six months ended July 31, 2022, the increase in research and development expenses is primarily due to increases of $30.8 million and $115.3 million, respectively, in employee compensation costs related to higher headcount.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$264,653	$198,350	$66,303	33%
Percentage of revenue	59%	63%

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$517,126	$344,871	$172,255	50%
Percentage of revenue	60%	61%

Three months ended
For the three months ended July 31, 2021, sales and marketing expenses increased primarily due to an increase of $39.7 million in employee compensation costs related to higher headcount, an increase in marketing and event costs of $7.6 million primarily due to increases in demand generation programs, advertising, and brand awareness efforts aimed at acquiring new customers, and an increase in travel expenses of $6.9 million. We expect sales and marketing expenses will increase in absolute dollars in future periods as we invest in acquiring new customers.
Six months ended
For the six months ended July 31, 2022, sales and marketing expenses increased primarily due to an increase of $104.8 million in employee compensation costs related to headcount growth, an increase in marketing and event costs of $18.4 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers, an increase in travel expenses of $12.7 million, an increase in amortization expense of $9.9 million for acquired customer relationships and trade names and an increase in consulting expenses of $7.0 million. We expect sales and marketing expenses will increase in absolute dollars in future periods as we invest in acquiring new customers.
General and Administrative Expenses

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$101,686	$157,077	$(55,391)	(35)%
Percentage of revenue	23%	49%

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$211,029	$217,257	$(6,228)	(3)%
Percentage of revenue	24%	38%
Three months ended
For the three months ended July 31, 2021, general and administrative expenses decreased primarily due to a decrease of $31.6 million in employee compensation costs primarily related to $33.8 million in one-time stock-based compensation expense relating to accelerated vesting of equity awards for certain Auth0 employees incurred in the three months ended July 31, 2021, but not in the three months ended July 31, 2022, and a decrease of $27.7 million in acquisition and integration-related costs due to costs incurred in the three months ended July 31, 2021, but not in the three months ended July 31, 2022.
Six months ended
For the six months ended July 31, 2022, general and administrative expenses was relatively flat, decreasing by $6.2 million, primarily due to a decrease in acquisition and integration-related costs of $29.3 million, partially offset by an increase in employee compensation and related costs associated with headcount growth.

Interest and Other, Net

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(2,915)	$(22,872)	$19,957	(87)%
Interest income and other, net	4,721	2,211	2,510	114
Loss on conversion of debt	—	(43)	43	(100)
Interest and other, net	$1,806	$(20,704)	$22,510	(109)

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(5,783)	$(45,632)	$39,849	(87)%
Interest income and other, net	6,425	6,566	(141)	(2)
Loss on conversion of debt	—	(179)	179	(100)
Interest and other, net	$642	$(39,245)	$39,887	(102)
Three and six months ended
For the three and six months ended July 31, 2022, the change in interest and other, net was primarily due to a decrease in interest expense resulting from the adoption of ASU 2020-06.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2022	2021
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	3,525	2,610
Dollar-Based Net Retention Rate for the trailing 12 months ended	122%	124%
Current remaining performance obligations	$1,496,746	$1,098,465
Remaining performance obligations	$2,790,300	$2,236,396

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Calculated Billings	$491,336	$362,358	$880,510	$726,388

Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2022, we had over 16,400 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 3,525 and 2,610 as of July 31, 2022 and 2021, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Calculated Billings increased 36% in the three months ended July 31, 2022 over the three months ended July 31, 2021, and increased 21% in the six months ended July 31, 2022 over the six months ended July 31, 2021. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)
Gross profit	$314,113	$214,394	$597,891	$399,277
Add:
Stock-based compensation expense included in cost of revenue	21,594	16,299	41,856	25,891
Amortization of acquired intangibles	11,374	10,128	22,709	11,721
Acquisition and integration-related expenses(1)	—	658	459	658
Non-GAAP gross profit	$347,081	$241,479	$662,915	$437,547
Gross margin	70%	68%	69%	70%
Non-GAAP gross margin	77%	77%	76%	77%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)
Operating loss	$(208,062)	$(263,440)	$(447,751)	$(354,121)
Add:
Stock-based compensation expense	171,179	187,714	340,702	251,826
Non-cash charitable contributions	633	1,639	2,014	3,663
Amortization of acquired intangibles	21,244	19,998	42,449	21,591
Acquisition and integration-related expenses(1)	—	29,550	6,555	36,604
Non-GAAP operating loss	$(15,006)	$(24,539)	$(56,031)	$(40,437)
Operating margin	(46)%	(83)%	(52)%	(63)%
Non-GAAP operating margin	(3)%	(8)%	(6)%	(7)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net loss	$(210,472)	$(276,682)	$(453,185)	$(385,914)
Add:
Stock-based compensation expense	171,179	187,714	340,702	251,826
Non-cash charitable contributions	633	1,639	2,014	3,663
Amortization of acquired intangibles	21,244	19,998	42,449	21,591
Acquisition and integration-related expenses(1)	—	29,550	6,555	36,604
Amortization of debt discount and debt issuance costs(2)	1,446	21,449	2,895	42,780
Loss on conversion of debt(2)	—	43	—	179
Non-GAAP net loss	$(15,970)	$(16,289)	$(58,570)	$(29,271)

Net margin	(47)%	(88)%	(52)%	(68)%
Non-GAAP net margin	(4)%	(5)%	(7)%	(5)%

Weighted-average shares used to compute net loss per share, basic and diluted	157,400	151,357	156,650	141,720
Non-GAAP weighted-average effect of potentially dilutive securities	—	—	—	—
Non-GAAP weighted-average shares used to compute non-GAAP net loss per share, diluted	157,400	151,357	156,650	141,720

Net loss per share, basic and diluted	$(1.34)	$(1.83)	$(2.89)	$(2.72)
Non-GAAP net loss per share, basic and diluted	$(0.10)	$(0.11)	$(0.37)	$(0.21)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(19,049)	$(2,608)	$(218)	$53,467
Less:
Purchases of property and equipment	(2,165)	(775)	(7,493)	(4,034)
Capitalization of internal-use software costs	(2,909)	(368)	(5,396)	(378)
Free cash flow	$(24,123)	$(3,751)	$(13,107)	$49,055
Net cash provided by (used in) investing activities	$19,630	$(463,466)	$(68,712)	$(311,561)
Net cash provided by financing activities	$22,550	$33,054	$27,932	$49,233
Free cash flow margin	(5)%	(1)%	(2)%	9%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Total revenue	$451,807	$315,500	$866,750	$566,506
Add:
Deferred revenue (end of period)	1,011,284	737,297	1,011,284	737,297
Unbilled receivables (beginning of period)	4,039	894	3,228	2,604
Acquired unbilled receivables	—	2,327	—	2,327
Less:
Deferred revenue (beginning of period)	(971,264)	(624,912)	(996,222)	(513,598)
Unbilled receivables (end of period)	(4,530)	(3,409)	(4,530)	(3,409)
Acquired deferred revenue	—	(65,339)	—	(65,339)
Calculated Billings	$491,336	$362,358	$880,510	$726,388

Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,477.0 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate gross proceeds of $345.0 million, of which approximately $339.8 million principal amount has been repurchased or converted as of July 31, 2022. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the 2023 Notes, we used a portion of the proceeds to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds from the sale of Warrants in connection with the issuance of the 2023 Notes.
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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, we had deferred revenue of $1,011.3 million, of which $994.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(218)	$53,467
Net cash used in investing activities	(68,712)	(311,561)
Net cash provided by financing activities	27,932	49,233
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(6,072)	193
Net decrease in cash, cash equivalents and restricted cash	$(47,070)	$(208,668)
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
During the six months ended July 31, 2022, cash used in operating activities was $0.2 million primarily due to our net loss of $453.2 million, adjusted for non-cash charges of $444.9 million and net cash inflows of $8.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization and accretion of property and equipment, intangible assets and short-term investments and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $74.0 million decrease in accounts receivable, a $24.6 million increase in accounts payable and a $15.1 million increase in deferred revenue partially offset by a $55.2 million decrease in accrued compensation, and a $50.1 million increase in deferred commissions.
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
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2022 of $68.7 million was primarily attributable to purchases of investments of $571.1 million and purchases of property and equipment of $7.5 million, partially offset by proceeds from the sales and maturities of investments of $521.8 million.
Net cash used in investing activities during the six months ended July 31, 2021 of $311.6 million was primarily attributable to purchases of investments of $923.6 million, payments of $148.0 million, net of cash acquired, in connection with our acquisition of Auth0, and purchases of property and equipment of $4.0 million to support additional office space and headcount, partially offset by proceeds from the sales and maturities of investments of $764.5 million.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2022 of $27.9 million was primarily attributable to proceeds from employee purchases under our ESPP of $19.0 million, and proceeds from the exercise of stock options of $9.0 million.

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
Off-Balance Sheet Arrangements
As of July 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments. There have been no other significant changes to these policies for the six months ended July 31, 2022.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia and Canada. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements or other derivative financial instruments, with respect to foreign currency risk. During the six months ended July 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,477.0 million as of July 31, 2022, of which $2,339.0 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the partial repurchases of the 2023 notes. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through July 31, 2022, we received and completed requests to convert approximately $45.4 million principal amount of 2023 Notes (not in connection with the partial repurchases of the 2023 Notes) and exercised and net-share-settled Note Hedges corresponding to approximately $45.4 million principal amount of 2023 Notes. No requests to convert material amounts of 2023 Notes are currently outstanding.
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

Risk Factor Summary

This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

•Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 41.9% of the voting power of our capital stock as of July 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
Risks Related to Our Business and Industry
Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending may reduce demand for our products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest rate environment, the COVID-19 pandemic, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.

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
From fiscal 2020 to fiscal 2021, our revenue grew from $586.1 million to $835.4 million, an increase of 43%, and from fiscal 2021 to fiscal 2022, our revenue grew from $835.4 million to $1,300.2 million, an increase of 56%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 4,176 employees as of July 31, 2021 to 5,776 employees as of July 31, 2022. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service (“SaaS”) infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the efficacy, global availability and acceptance of COVID-19 vaccines, the severity and transmission rate of the virus and emerging variants of concern, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors as well as the global economy. Although global economic conditions have generally improved with the rollout of COVID-19 vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil and supply chain challenges. Despite our best efforts to manage the impact of such events effectively, our business still may be harmed.
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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of COVID-19-related economic conditions, the inflation and interest rate environment and increased costs, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
•pricing pressure as a result of competition, the inflation and interest rate environment and increased costs, COVID-19 or otherwise;
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
•expenses related to real estate, including our office leases, and other fixed expenses; and
•general economic conditions in either domestic or international markets, including the inflation and interest rate environment, geopolitical uncertainty and instability.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the Americas, Asia-Pacific and Europe, and we plan to continue to expand our international operations.

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
•macroeconomic conditions, including the inflation and interest rate environment and the economic impact of the COVID-19 pandemic;
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
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods and potentially in response to COVID-19 pricing pressures, the inflation and interest rate environment and increased costs. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
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
Prior to the consummation of the Acquisition, we and Auth0 operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The ongoing integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. For example, our business was impacted by short-term execution challenges related to the integration of our Auth0 and Okta sales organization earlier this year. While we are refining the go-to-market strategy for the combined Auth0 and Okta sales organization, we may not achieve expected synergies and growth projections. If we are not able to successfully integrate Auth0’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Auth0’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Auth0’s operations with ours in order to realize the anticipated benefits of the Acquisition:
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

We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and soon the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023 and will significantly modify the CCPA, broadly define personal information and give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. The CPRA will also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, Virginia, Colorado, Utah and Connecticut have each passed their own comprehensive privacy statutes that share similarities with the CCPA and CPRA and will take effect in 2023. Some observers see this influx of state privacy regimes as a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business.
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
Privacy is a mission-critical issue for Okta and for our customers. We have attained multiple privacy certifications, such as the Asia-Pacific Economic Cooperation Privacy Recognition for Processors, and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.

We may face particular privacy, data security and data protection risks in Europe due to stringent data protection and privacy laws, including the European General Data Protection Regulation, and increased scrutiny over EU-U.S. data transfers.
We are subject to the EU General Data Protection Regulation 2016/679 (“GDPR”) and the UK General Data Protection Regulation and Data Protection Act 2018 (“UK Data Protection Laws”). The GDPR and UK Data Protection Laws have enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. The UK Data Protection Laws mirror the fines under the GDPR. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners. Separate EU laws and regulations (and member states’ implementations of them) govern the protection of consumers and of electronic communications and these are also evolving. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with any new obligations and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business overall.
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
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile, and our stock price has been volatile since our IPO. For example, from August 1, 2021 through July 31, 2022, the trading price of our Class A common stock has ranged from $77.01 per share to $276.30 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
•overall performance of the equity markets and/or publicly-listed technology companies;
•volatility in the market prices and trading volumes of technology and high-growth companies generally, or those in our industry in particular;
•actual or anticipated fluctuations in our revenue or other financial or operating metrics;
•our ability to meet or exceed forward-looking guidance we have given, our ability to give forward-looking guidance consistent with past practices, and changes to or withdrawal of previous guidance or long-range targets;
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
•the economy as a whole, the inflation and interest rate environment and market and industry conditions;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies and high-growth, unprofitable companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Our involvement in securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 41.9% of the voting power of our capital stock as of July 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, our directors, executive officers, and their affiliates, held in the aggregate 41.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As disclosed in Note 9 to our condensed consolidated financial statements, the conditional conversion features of the 2023 Notes were triggered as of July 31, 2022, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between August 1, 2022 and October 31, 2022. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of July 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through July 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and could limit our ability to raise future capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2022.

Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through July 31, 2022, Note Hedges corresponding to approximately 7.0 million shares have been terminated or settled. As of July 31, 2022, Note Hedges giving us the option to purchase approximately 0.1 million shares (subject to adjustment) remained outstanding. Through July 31, 2022, we have terminated Warrants corresponding to approximately 6.1 million shares. As of July 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, we appointed a new Chief Accounting Officer effective in August 2022 and our Executive Vice Chairman, Chief Operating Officer and co-founder intends to take a sabbatical from November 2022 through October 2023. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Okta, Inc.

August 31, 2022	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer