Form 10-Q
period 2022-10-31
Okta, Inc.
filed 2022-12-01
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 28, 2022, the number of shares of registrant’s Class A common stock outstanding was 152,756,525 and the number of shares of the registrant’s Class B common stock outstanding was 7,426,641.

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
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc. (“Auth0”);
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2022	January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$249,624	$260,134
Short-term investments	2,223,538	2,241,657
Accounts receivable, net of allowances of $7,609 and $4,359	380,754	397,509
Deferred commissions	84,454	74,728
Prepaid expenses and other current assets	68,567	66,605
Total current assets	3,006,937	3,040,633
Property and equipment, net	60,884	65,488
Operating lease right-of-use assets	125,207	147,940
Deferred commissions, noncurrent	195,146	191,029
Intangible assets, net	261,825	316,968
Goodwill	5,400,275	5,401,343
Other assets	43,462	42,294
Total assets	$9,093,736	$9,205,695
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,122	$20,203
Accrued expenses and other current liabilities	100,086	89,315
Accrued compensation	110,399	143,805
Convertible senior notes, net	5,217	16,194
Deferred revenue	1,044,622	973,289
Total current liabilities	1,309,446	1,242,806
Convertible senior notes, net, noncurrent	2,191,547	1,815,714
Operating lease liabilities, noncurrent	148,906	170,611
Deferred revenue, noncurrent	17,833	22,933
Other liabilities, noncurrent	18,392	31,775
Total liabilities	3,686,124	3,283,839
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 152,744 and 149,624 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	15	15
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,393 and 6,978 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	1	1
Additional paid-in capital	7,785,753	7,749,716
Accumulated other comprehensive loss	(56,064)	(12,009)
Accumulated deficit	(2,322,093)	(1,815,867)
Total stockholders’ equity	5,407,612	5,921,856
Total liabilities and stockholders' equity	$9,093,736	$9,205,695
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$465,856	$336,702	$1,299,181	$879,881
Professional services and other	15,186	13,978	48,611	37,305
Total revenue	481,042	350,680	1,347,792	917,186
Cost of revenue:
Subscription	117,306	91,048	344,524	227,903
Professional services and other	20,347	18,626	61,988	49,000
Total cost of revenue	137,653	109,674	406,512	276,903
Gross profit	343,389	241,006	941,280	640,283
Operating expenses:
Research and development	148,484	130,535	465,971	321,805
Sales and marketing	289,984	203,878	807,110	548,749
General and administrative	111,520	105,149	322,549	322,406
Total operating expenses	549,988	439,562	1,595,630	1,192,960
Operating loss	(206,599)	(198,556)	(654,350)	(552,677)
Interest expense	(2,805)	(23,144)	(8,588)	(68,776)
Interest income and other, net	4,235	1,056	10,660	7,622
Loss on conversion of debt	—	—	—	(179)
Interest and other, net	1,430	(22,088)	2,072	(61,333)
Loss before provision for (benefit from) income taxes	(205,169)	(220,644)	(652,278)	(614,010)
Provision for (benefit from) income taxes	3,728	667	9,804	(6,785)
Net loss	$(208,897)	$(221,311)	$(662,082)	$(607,225)

Net loss per share, basic and diluted	$(1.32)	$(1.44)	$(4.21)	$(4.17)

Weighted-average shares used to compute net loss per share, basic and diluted	158,708	153,756	157,344	145,782

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(208,897)	$(221,311)	$(662,082)	$(607,225)
Other comprehensive loss:
Net change in unrealized gains or losses on available-for-sale securities	(7,896)	(2,998)	(26,595)	(4,164)
Foreign currency translation adjustments	(6,982)	(973)	(17,460)	(822)
Other comprehensive loss	(14,878)	(3,971)	(44,055)	(4,986)
Comprehensive loss	$(223,775)	$(225,282)	$(706,137)	$(612,211)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Common stock and additional paid-in capital:
Balance, beginning of period	$7,607,398	$7,391,185	$7,749,732	$1,656,109
Adjustments from adoption of ASU 2020-06	—	—	(527,444)	—
Issuance of common stock and value of equity awards assumed in connection with business combination	—	—	—	5,409,344
Issuance of common stock upon exercise of stock options and other activity, net	6,088	11,208	36,039	64,119
Stock-based compensation	172,283	156,447	515,507	408,482
Settlement of convertible senior notes	—	(8)	11,934	20,776
Proceeds from hedges related to convertible senior notes	—	—	1	2
Balance, end of period	7,785,769	7,558,832	7,785,769	7,558,832

Accumulated deficit:
Balance, beginning of period	(2,113,196)	(1,353,370)	(1,815,867)	(967,456)
Adjustments from adoption of ASU 2020-06	—	—	155,856	—
Net loss	(208,897)	(221,311)	(662,082)	(607,225)
Balance, end of period	(2,322,093)	(1,574,681)	(2,322,093)	(1,574,681)

Accumulated other comprehensive income:
Balance, beginning of period	(41,186)	4,375	(12,009)	5,390
Other comprehensive loss	(14,878)	(3,971)	(44,055)	(4,986)
Balance, end of period	(56,064)	404	(56,064)	404
Total stockholders’ equity	$5,407,612	$5,984,555	$5,407,612	$5,984,555

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(662,082)	$(607,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	511,687	407,611
Depreciation, amortization and accretion	87,999	76,631
Amortization of debt discount and issuance costs	4,340	64,478
Amortization of deferred commissions	60,791	40,041
Deferred income taxes	3,383	(13,606)
Non-cash charitable contributions	2,469	5,649
Lease impairment charges	14,461	—
Loss on conversion of debt	—	179
Net gain on strategic investments	(1,873)	(5,665)
Other, net	1,872	(267)
Changes in operating assets and liabilities:
Accounts receivable	14,968	(29,561)
Deferred commissions	(82,589)	(92,183)
Prepaid expenses and other assets	(3,989)	5,356
Operating lease right-of-use assets	20,659	16,564
Accounts payable	29,794	(195)
Accrued compensation	(30,629)	19,488
Accrued expenses and other liabilities	(5,950)	22,537
Operating lease liabilities	(21,782)	(17,280)
Deferred revenue	66,233	198,035
Net cash provided by operating activities	9,762	90,587
Cash flows from investing activities:
Capitalization of internal-use software costs	(7,773)	(2,348)
Purchases of property and equipment	(9,377)	(5,800)
Purchases of securities available for sale and other	(872,035)	(1,333,504)
Proceeds from maturities and redemption of securities available for sale	848,519	1,118,448
Proceeds from sales of securities available for sale and other	—	228,344
Purchases of intangible assets	(2,497)	(113)
Payments for business acquisitions, net of cash acquired	(4,060)	(215,129)
Net cash used in investing activities	(47,223)	(210,102)
Cash flows from financing activities:
Payments for conversions of convertible senior notes	(6)	(26)
Proceeds from hedges related to convertible senior notes	1	2
Proceeds from stock option exercises	14,610	41,054
Proceeds from shares issued in connection with employee stock purchase plan	18,960	17,417
Net cash provided by financing activities	33,565	58,447
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(9,747)	(494)
Net decrease in cash, cash equivalents and restricted cash	(13,643)	(61,562)
Cash, cash equivalents and restricted cash at beginning of period	272,656	448,630
Cash, cash equivalents and restricted cash at end of period	$259,013	$387,068

Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$3,509	$3,548
Income taxes	5,445	2,550
Non-cash activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	—	5,409,344
Issuance of common stock for conversions of convertible senior notes	39,564	126,144
Benefit from exercise of hedges related to convertible senior notes	17,502	92,097
Operating lease right-of-use assets exchanged for lease liabilities	8,442	21,518

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$249,624	$372,372
Restricted cash, current included in prepaid expenses and other current assets	2,204	5,136
Restricted cash, noncurrent included in other assets	7,185	9,560
Total cash, cash equivalents and restricted cash	$259,013	$387,068

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity provider. The Okta Workforce Identity and Customer Identity Clouds enable the Company’s customers to securely connect the right people to the right technologies and services at the right time. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2022, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2023 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2022.
Certain reclassifications of components of prior period investing cash flows have been made in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on the aggregate cash flow classifications as previously reported.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Adopted Accounting Pronouncements
ASU No. 2020-06
The Company adopted the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), effective February 1, 2022, using the modified retrospective method. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, no longer requires separately presenting in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into income as interest expense over the life of the instrument. Instead, the convertible debt instrument is accounted for wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which is consistent with the Company’s accounting treatment prior to the adoption of ASU 2020-06.
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
The adoption of ASU 2020-06 resulted in the following changes to the Company’s condensed consolidated balance sheet as of February 1, 2022:

	Balance at January 31, 2022	Adjustments from Adoption of ASU 2020-06	Balance at February 1, 2022
	(dollars in thousands)
Liabilities
Convertible senior notes, net	$16,194	$927	$17,121
Convertible senior notes, net, noncurrent	1,815,714	371,527	2,187,241
Other liabilities, noncurrent	31,775	(866)	30,909
Stockholders’ equity
Additional paid-in capital	7,749,716	(527,444)	7,222,272
Accumulated deficit	(1,815,867)	155,856	(1,660,011)
In addition, the adoption of ASU 2020-06 resulted in a decrease in reported net interest expense of approximately $21.2 million and $63.0 million and a decrease in basic and diluted net loss per share of $0.13 and $0.40, for the three and nine months ended October 31, 2022, respectively.
ASU No. 2021-08
The Company adopted the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective February 1, 2022, on a prospective basis. The update requires contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2021-08 did not have a material impact on the Company’s condensed consolidated financial statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
ASU No. 2021-04
The Company adopted the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), effective February 1, 2022, on a prospective basis. ASU 2021-04 addresses specific guidance related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The adoption of ASU 2021-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Business Combinations
Acquisition of Auth0
On May 3, 2021, the Company acquired all outstanding shares of privately-held Auth0, Inc. (“Auth0”), an Identity-as-a-Service company. Total consideration transferred for Auth0 was $5,671.0 million, including approximately 19.2 million shares of common stock valued at $5,175.6 million, cash of $257.0 million, and assumed outstanding equity awards with vested fair value of $238.4 million. Cash consideration of $3.8 million and approximately 1.1 million shares valued at $294.6 million were held back as partial security for post-closing true-up adjustments as well as any indemnification claims made within one year of the acquisition date. The consideration held back was paid in full during the nine months ended October 31, 2022. The Company incurred $29.0 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations for the nine months ended October 31, 2021.
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
The Company recorded $18.3 million for developed technology intangible assets with an estimated useful life of 3 years and recorded $62.2 million of goodwill. The Company incurred $0.9 million of acquisition-related costs, which were recorded as general and administrative expenses in its condensed consolidated statement of operations in the nine months ended October 31, 2021.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of October 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Cash equivalents:
Money market funds	$91,598	$—	$—	$91,598
Total cash equivalents	91,598	—	—	91,598
Short-term investments:
U.S. treasury securities	2,032,380	—	(34,840)	1,997,540
Corporate debt securities	229,491	—	(3,493)	225,998
Total short-term investments	2,261,871	—	(38,333)	2,223,538
Total	$2,353,469	$—	$(38,333)	$2,315,136

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	1,922,344	10	(10,166)	1,912,188
Corporate debt securities	331,050	—	(1,581)	329,469
Total short-term investments	2,253,394	10	(11,747)	2,241,657
Total	$2,405,617	$10	$(11,747)	$2,393,880

All short-term investments were designated as available-for-sale securities as of October 31, 2022 and January 31, 2022.
The following table presents the contractual maturities of the Company’s short-term investments:

	As of October 31, 2022
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$1,925,930	$1,896,477
Due between one to five years	335,941	327,061
Total	$2,261,871	$2,223,538
Interest receivable of $8.9 million and $6.0 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of October 31, 2022:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. treasury securities	$1,129,711	$(19,305)	$867,829	$(15,535)	$1,997,540	$(34,840)
Corporate debt securities	66,040	(1,035)	159,958	(2,458)	225,998	(3,493)
Total	$1,195,751	$(20,340)	$1,027,787	$(17,993)	$2,223,538	$(38,333)
The Company had 189 and 193 short-term investments in unrealized loss positions as of October 31, 2022 and January 31, 2022, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for short-term investments, there were no material credit or non-credit related impairments as of October 31, 2022 and January 31, 2022.
Strategic Investments
The Company's strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of October 31, 2022 and January 31, 2022, the balance of strategic investments was $23.6 million and $15.3 million, respectively.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s financial assets that were measured at fair value on a recurring basis using the above input categories:

	As of October 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash equivalents:
Money market funds	$91,598	$—	$—	$91,598
Total cash equivalents	91,598	—	—	91,598
Short-term investments:
U.S. treasury securities	—	1,997,540	—	1,997,540
Corporate debt securities	—	225,998	—	225,998
Total short-term investments	—	2,223,538	—	2,223,538
Total cash equivalents and short-term investments	$91,598	$2,223,538	$—	$2,315,136

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash equivalents:
Money market funds	$152,223	$—	$—	$152,223
Total cash equivalents	152,223	—	—	152,223
Short-term investments:
U.S. treasury securities	—	1,912,188	—	1,912,188
Corporate debt securities	—	329,469	—	329,469
Total short-term investments	—	2,241,657	—	2,241,657
Total cash equivalents and short-term investments	$152,223	$2,241,657	$—	$2,393,880
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Fair Value Measurements of Other Financial Instruments
The following table presents the principal amounts and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets:

	As of October 31, 2022
	Principal Amount	Estimated Fair Value
	(dollars in thousands)
2023 convertible senior notes	$5,226	$6,001
2025 convertible senior notes	1,059,997	887,747
2026 convertible senior notes	1,150,000	925,635

The 2023 convertible senior notes (“2023 Notes”), the 2025 convertible senior notes (“2025 Notes”), and the 2026 convertible senior notes (“2026 Notes”, and together with the 2023 Notes and 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs (See Note 9 for additional details). The estimated fair

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
6. Deferred Commissions
Sales commissions capitalized as contract costs totaled $32.5 million and $35.7 million in the three months ended October 31, 2022 and 2021, respectively, and $81.9 million and $90.6 million in the nine months ended October 31, 2022 and 2021, respectively. Amortization of contract costs was $21.3 million and $14.9 million for the three months ended October 31, 2022 and 2021, respectively, and $60.8 million and $40.0 million for the nine months ended October 31, 2022 and 2021, respectively.
7. Goodwill and Intangible Assets, net
Goodwill
As of October 31, 2022 and January 31, 2022, goodwill was $5,400.3 million and $5,401.3 million, respectively. No goodwill impairments were recorded during the three and nine months ended October 31, 2022 and 2021.
Intangible Assets, net
Intangible assets consisted of the following:

	As of October 31, 2022
	Gross	Accumulated Amortization	Net
	(dollars in thousands)
Capitalized internal-use software costs	$48,016	$(28,607)	$19,409
Purchased developed technology	219,800	(81,187)	138,613
Customer relationships	140,900	(52,798)	88,102
Trade name	21,400	(6,420)	14,980
Software licenses	1,797	(1,076)	721
	$431,913	$(170,088)	$261,825

	As of January 31, 2022
	Gross	Accumulated Amortization	Net
	(dollars in thousands)
Capitalized internal-use software costs	$36,319	$(24,170)	$12,149
Purchased developed technology	219,100	(47,085)	172,015
Customer relationships	140,900	(26,399)	114,501
Trade name	21,400	(3,210)	18,190
Software licenses	116	(3)	113
	$417,835	$(100,867)	$316,968

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of October 31, 2022	As of January 31, 2022
Purchased developed technology	3.3 years	4.0 years
Customer relationships	3.5 years	4.0 years
Trade name	3.5 years	4.3 years
Amortization expense of intangible assets for the three months ended October 31, 2022 and 2021 was $23.3 million and $22.4 million, respectively, and $69.2 million and $46.6 million for the nine months ended October 31, 2022 and 2021, respectively.
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $417.8 million and $299.9 million, respectively, and $858.0 million and $459.4 million in the nine months ended October 31, 2022 and 2021, respectively. Professional services and other revenue recognized during the three months ended October 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $5.9 million and $4.5 million, respectively, and $12.9 million and $5.9 million in the nine months ended October 31, 2022 and 2021, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
As of October 31, 2022, total remaining non-cancelable performance obligations under the Company’s subscription contracts with customers was approximately $2,852.8 million. Of this amount, the Company expects to recognize revenue of approximately $1,579.4 million, or 55%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of October 31, 2022 were not material.
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
There have been no changes to the terms of the 2023 Notes, Note Hedges (as defined below), or Warrants (as defined below) from those disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2022.
The 2023 Notes are currently convertible at the option of the holders, in whole or in part, as of October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the conversion conditions. The 2023 Notes are classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2022.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of October 31, 2022, $5.2 million of principal remained outstanding on the 2023 Notes. During the three months ended October 31, 2022, the Company did not settle any of the 2023 Notes and during the nine months ended October 31, 2022, the Company issued approximately 0.2 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $12.0 million principal amount of 2023 Notes.
During the year ended January 31, 2022, the Company issued approximately 0.5 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $23.0 million principal amount of 2023 Notes.
As of October 31, 2022, the effective interest rate on the 2023 Notes was 0.85%. As of October 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2023 Notes was 5.68%. The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Contractual interest expense	$3	$9	$14	$43
Amortization of debt issuance costs	8	22	35	84
Amortization of debt discount(1)	—	213	—	837
Total	$11	$244	$49	$964
(1) Not applicable subsequent to adoption of ASU 2020-06.
The net carrying amount of the 2023 Notes consisted of the following:

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Liability component:
Principal	$5,226	$17,228
Less: unamortized debt issuance costs and debt discount(1)	(9)	(1,034)
Net carrying amount	$5,217	$16,194

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Equity component:(1)
2023 Notes	$—	$3,993
Less: issuance costs	—	(116)
Carrying amount of the equity component(2)	$—	$3,877
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
During the three months ended October 31, 2022, the Company did not settle any Note Hedges and during the nine months ended October 31, 2022, the Company exercised and net-share-settled Note Hedges

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
corresponding to approximately $12.0 million principal amount of 2023 Notes and received approximately 0.1 million shares of Class A common stock and an immaterial cash payment.
As of October 31, 2022, Note Hedges giving the Company the option to purchase approximately 0.1 million shares (subject to adjustment) remained outstanding.
Warrants
In connection with the issuance of the 2023 Notes, the Company entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire shares, subject to anti-dilution adjustments, over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges.
As of October 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
2025 Convertible Senior Notes
The 2025 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.125% per year. Interest is payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. The 2025 Notes mature on September 1, 2025 unless earlier redeemed, repurchased or converted.
There have been no changes to the terms of the 2025 Notes or 2025 Capped Calls (as defined below) from those disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2022.
As of October 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet.
As of October 31, 2022, the effective interest rate on the 2025 Notes was 0.43%. As of October 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2025 Notes was 4.10%. The following table sets forth total interest expense recognized related to the 2025 Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Contractual interest expense	$332	$332	$994	$994
Amortization of debt issuance costs	809	581	2,424	1,705
Amortization of debt discount(1)	—	8,878	—	26,368
Total	$1,141	$9,791	$3,418	$29,067
(1) Not applicable subsequent to adoption of ASU 2020-06.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The net carrying amount of the 2025 Notes consisted of the following:

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Liability component:
Principal	$1,059,997	$1,059,997
Less: unamortized debt issuance costs and debt discount(1)	(9,239)	(149,333)
Net carrying amount	$1,050,758	$910,664

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Equity component:(1)
2025 Notes	$—	$221,387
Less: issuance costs	—	(4,040)
Carrying amount of the equity component(2)	$—	$217,347
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
There have been no changes to the terms of the 2026 Notes or 2026 Capped Calls (as defined below) from those disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2022.
As of October 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of October 31, 2022, the effective interest rate on the 2026 Notes was 0.60%. As of October 31, 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2026 Notes was 5.75%. The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Contractual interest expense	$1,078	$1,078	$3,234	$3,234
Amortization of debt issuance costs	628	364	1,881	1,056
Amortization of debt discount(1)	—	11,640	—	34,428
Total	$1,706	$13,082	$5,115	$38,718
(1) Not applicable subsequent to adoption of ASU 2020-06.
The net carrying amount of the 2026 Notes consisted of the following:

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Liability component:
Principal	$1,150,000	$1,150,000
Less: unamortized debt issuance costs and debt discount(1)	(9,211)	(244,950)
Net carrying amount	$1,140,789	$905,050

	As of October 31, 2022	As of January 31, 2022
	(dollars in thousands)
Equity component:(1)
2026 Notes	$—	$310,311
Less: issuance costs	—	(4,090)
Carrying amount of the equity component(2)	$—	$306,221
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
10. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2022 and 2029. These leases do not contain material variable rent payments, residual value guarantees, financial covenants or other restrictions.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Operating lease costs were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Operating lease cost(1)	$10,218	$9,677	$30,954	$28,135
(1) Amounts are presented exclusive of sublease income and include leases with an original term of 12 months or less (short-term leases), which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 5.3 years and 5.9 years as of October 31, 2022 and January 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.3% and 5.5%, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, are as follows:

As of October 31, 2022
Fiscal Year Ending January 31:	(dollars in thousands)
2023 (remaining three months)	$11,367
2024	44,971
2025	41,540
2026	31,309
2027	30,500
Thereafter	53,608
Total lease payments	213,295
Less imputed interest	(27,876)
Less tenant improvement allowances not yet recognized	(1,979)
Total operating lease liabilities	$183,440
Cash payments made related to operating lease liabilities were $11.3 million and $10.3 million in the three months ended October 31, 2022 and 2021, respectively, and $29.5 million and $29.4 million in the nine months ended October 31, 2022 and 2021, respectively.
During the three months ended October 31, 2022, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. As a result, the Company recognized $14.2 million of non-cash lease impairment charges included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended October 31, 2022. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $8.5 million and $8.6 million were issued and outstanding as of October 31, 2022 and January 31, 2022, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $6.3 million and $6.4 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively.
Purchase Obligations
Except as discussed below, there were no significant changes in future minimum purchase obligations as disclosed in the Company’s audited consolidated financial statements for the year ended January 31, 2022.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effective July 2022, the Company terminated its existing agreement and entered into a new agreement with a cloud services provider with a total obligation of $450.0 million over a four-year period.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of October 31, 2022.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Cost of revenue
Subscription	$17,106	$13,455	$51,509	$33,843
Professional services and other	3,563	3,376	11,016	8,879
Research and development	69,208	56,573	208,330	129,998
Sales and marketing	41,515	39,248	120,299	101,602
General and administrative	39,593	43,133	120,533	133,289
Total	$170,985	$155,785	$511,687	$407,611
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan and the 2017 Equity Incentive Plan (“2017 Plan”). In addition, the Company assumed Auth0 equity incentive plans. All shares that remain available for future grants are under the 2017 Plan. As of October 31, 2022, options to purchase 1,841,836 shares of Class A common stock and 4,787,688 shares of Class B common stock remained outstanding.
Shares of common stock reserved for future issuance are as follows:

As of October 31, 2022
Stock options and unvested RSUs outstanding	15,807,738
Available for future stock option and RSU grants	26,022,656
Available for ESPP	7,053,433
48,883,827

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	7,984,078	$39.59	5.2	$1,314,031
Granted	—	—
Exercised	(1,177,880)	12.41
Expired	(24,833)	195.71
Forfeited	(151,841)	62.73
Outstanding as of October 31, 2022	6,629,524	$43.30	4.6	$249,207
As of October 31, 2022
Vested and exercisable	5,855,640	$27.07	4.1	$242,916
As of October 31, 2022, there was a total of $112.5 million of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
A summary of the Company’s RSU activity (inclusive of market-based RSUs) and related information is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2022	6,225,747	$207.26
Granted	6,087,249	121.08
Vested	(1,956,194)	177.54
Forfeited	(1,178,588)	195.91
Outstanding as of October 31, 2022	9,178,214	$157.90
As of October 31, 2022, there was $1,304.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 3.1 years based on vesting under the award service conditions.
Market-based Restricted Stock Units
In March 2022, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 58,150. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2022. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $244.73 grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Awards Issued in Connection with Business Combinations
In fiscal year 2022, the Company entered into revesting agreements with the founders of the acquired businesses pursuant to which 1,269,008 restricted shares of Okta’s Class A common stock with a weighted-average fair value per share of $268.98 issued as of the respective closing dates will vest over 3 years.

In connection with the business combinations, as of October 31, 2022, there was $172.4 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 1.5 years based on vesting under the award service conditions.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Expected volatility	—%- —%	—% - —%	63% - 78%	47% - 48%
Expected term (in years)	0 - 0	0 - 0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	—% - —%	—% - —%	2.46% - 2.92%	0.06% - 0.09%
Expected dividend yield	—	—	—	—
During the nine months ended October 31, 2022, the Company’s employees purchased 269,814 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $70.27 per share, with total proceeds of $19.0 million.
As of October 31, 2022, there was $15.2 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a weighted-average vesting period of 0.6 years.
13. Income Taxes
For the three and nine months ended October 31, 2022, the Company recorded a tax provision of $3.7 million and $9.8 million on pretax losses of $205.2 million and $652.3 million, respectively. The effective tax rate for the three and nine months ended October 31, 2022 was approximately (1.8)% and (1.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing the tax benefit for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, U.S. state taxes, and stock-based compensation shortfalls in the United Kingdom.
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, to date the provision has not been deferred, repealed or otherwise modified. As a result, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to cash taxes or tax expense.
For the three and nine months ended October 31, 2021, the Company recorded a tax provision of $0.7 million and a tax benefit of $6.8 million on pretax losses of $220.6 million and $614.0 million, respectively. The effective tax rate for the three and nine months ended October 31, 2021 was approximately (0.3)% and 1.1%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets, release of the valuation allowance in the United States in connection with the acquired businesses, a remeasurement of deferred tax assets in connection with a tax rate change in the United Kingdom, and excess tax benefits from stock-based compensation in the United

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Kingdom. The tax benefit for the nine months ended October 31, 2021 was partially offset by income tax expense in profitable foreign jurisdictions and U.S. state taxes.
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in thousands, except per share data)
Numerator:
Net loss	$(199,456)	$(9,441)	$(211,176)	$(10,135)	$(632,425)	$(29,657)	$(576,106)	$(31,119)
Denominator:
Weighted-average shares outstanding, basic and diluted	151,535	7,173	146,715	7,041	150,296	7,048	138,311	7,471
Net loss per share, basic and diluted	$(1.32)	$(1.32)	$(1.44)	$(1.44)	$(4.21)	$(4.21)	$(4.17)	$(4.17)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive are as follows:

	As of October 31,
	2022	2021
	(in thousands)
Issued and outstanding stock options	6,630	8,621
Unvested RSUs issued and outstanding	9,120	5,221
Unvested market-based RSUs issued and outstanding	116	—
Unvested restricted stock awards issued and outstanding	743	1,269
Shares committed under the ESPP	597	213
Shares related to the 2023 Notes	108	356
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820
	28,799	27,165
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, if applicable. The conversion options of the 2023 Notes, 2025 Notes and 2026 Notes are dilutive in periods of net income on a weighted-average basis using an assumed conversion date equal to the later of the beginning of the reporting period and the date of issuance of the respective Notes. The exercise rights of the Warrants will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s Class A common stock for a given period exceeds the conversion price of $68.06 per share.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Okta is the leading independent identity provider. Our Workforce Identity and Customer Identity Clouds are powered by our category-defining platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile and web applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers and services from a multitude of devices. Developers leverage our Customer Identity Cloud to securely and efficiently embed identity into the software they build and to provide their customers with more modern and secure experiences online and via mobile devices, allowing them to focus on their core mission. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work, and to collaborate with their partners. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of October 31, 2022, more than 17,050 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of October 31, 2022, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
We employ a Software-as-a-Service (“SaaS”) business model, and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our Workforce Identity and Customer Identity Clouds and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
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

Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 96% of total revenue for the nine months ended October 31, 2022. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
and other key metrics on a trailing basis. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service.

We believe we will be able to continue to deliver our cloud-based platform and support to our customers, without compromising our employees’ safety. For most of fiscal 2021, we established mandatory work-from-home procedures for our global office locations, and our employees had the necessary tools and technology to remain connected and productive. In addition, in fiscal 2021 we shifted our customer, employee and industry events, including our annual user conference to virtual-only formats, resulting in cost savings. We further experienced cost savings driven by reductions in employee-related expenses as our sales and marketing activities shifted primarily to an online-only sales format and our employees shifted to work-from-home procedures. In fiscal 2022, as the administration of vaccines increased, we reopened our offices to partial capacity, allowing our employees to voluntarily return and resumed some in-person sales and marketing activities. In fiscal 2023, we shifted to hybrid in-person and virtual sales formats and experiences for our annual user conferences.

See the section titled “Risk Factors” for further discussion of the potential impact of COVID-19 and its related public health measures on our business.

Acquisition of Auth0

On May 3, 2021, we completed the acquisition of Auth0. The acquisition date fair value, net of acquired cash, was approximately $5,671.0 million, including shares of our Class A common stock, cash, and assumed equity awards. In addition, we issued unvested restricted stock and assumed unvested equity and restricted cash awards, which are subject to future vesting and will be recorded as expense over the period the services are provided. A portion of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders and was paid in full during the nine months ended October 31, 2022. See Note 3 to our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 7, 2022.

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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities costs (including rent, utilities and depreciation on assets shared by all departments), certain information technology costs and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each of the cost of revenue and operating expense categories. Employee compensation costs reflected in each of the cost of revenue and operating expense categories include salaries, bonuses, compensation related taxes, benefits and stock-based compensation. Additionally included in in the sales and marketing expense category are sales commissions and related taxes.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include acquisition and integration-related costs, lease impairment charges, non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, and all other supporting corporate expenses, such as information technology, not allocated to other departments. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue:
Subscription	$465,856	$336,702	$1,299,181	$879,881
Professional services and other	15,186	13,978	48,611	37,305
Total revenue	481,042	350,680	1,347,792	917,186
Cost of revenue:
Subscription(1)	117,306	91,048	344,524	227,903
Professional services and other(1)	20,347	18,626	61,988	49,000
Total cost of revenue	137,653	109,674	406,512	276,903
Gross profit	343,389	241,006	941,280	640,283
Operating expenses:
Research and development(1)	148,484	130,535	465,971	321,805
Sales and marketing(1)	289,984	203,878	807,110	548,749
General and administrative(1)	111,520	105,149	322,549	322,406
Total operating expenses	549,988	439,562	1,595,630	1,192,960
Operating loss	(206,599)	(198,556)	(654,350)	(552,677)
Interest expense	(2,805)	(23,144)	(8,588)	(68,776)
Interest income and other, net	4,235	1,056	10,660	7,622
Loss on conversion of debt	—	—	—	(179)
Interest and other, net	1,430	(22,088)	2,072	(61,333)
Loss before provision for (benefit from) income taxes	(205,169)	(220,644)	(652,278)	(614,010)
Provision for (benefit from) income taxes	3,728	667	9,804	(6,785)
Net loss	$(208,897)	$(221,311)	$(662,082)	$(607,225)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Cost of subscription revenue	$17,106	$13,455	$51,509	$33,843
Cost of professional services and other revenue	3,563	3,376	11,016	8,879
Research and development	69,208	56,573	208,330	129,998
Sales and marketing	41,515	39,248	120,299	101,602
General and administrative	39,593	43,133	120,533	133,289
Total stock-based compensation expense	$170,985	$155,785	$511,687	$407,611

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	97%	96%	96%	96%
Professional services and other	3	4	4	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	25	26	26	25
Professional services and other	4	5	4	5
Total cost of revenue	29	31	30	30
Gross profit	71	69	70	70
Operating expenses
Research and development	31	37	35	35
Sales and marketing	60	59	60	60
General and administrative	23	30	24	35
Total operating expenses	114	126	119	130
Operating loss	(43)	(57)	(49)	(60)
Interest expense	(1)	(6)	(1)	(7)
Interest income and other, net	1	—	2	1
Loss on conversion of debt	—	—	—	(1)
Interest and other, net	—	(6)	1	(7)
Loss before provision for (benefit from) income taxes	(43)	(63)	(48)	(67)
Provision for (benefit from) income taxes	—	—	1	(1)
Net loss	(43)%	(63)%	(49)%	(66)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Nine Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$465,856	$336,702	$129,154	38%
Professional services and other	15,186	13,978	1,208	9
Total revenue	$481,042	$350,680	$130,362	37
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$1,299,181	$879,881	$419,300	48%
Professional services and other	48,611	37,305	11,306	30
Total revenue	$1,347,792	$917,186	$430,606	47
Percentage of revenue:
Subscription	96%	96%
Professional services and other	4	4
Total	100%	100%
Three and nine months ended
For the three and nine months ended October 31, 2022, the increase in subscription revenue was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. Additionally, as our acquisition of Auth0 was completed on May 3, 2021, subscription revenue during the nine months ended October 31, 2022 includes nine months of Auth0 revenue while subscription revenue during the nine months ended October 31, 2021 includes approximately six months of Auth0 revenue.
For the three and nine months ended October 31, 2022, the increase in professional services revenue was primarily related to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$117,306	$91,048	$26,258	29%
Professional services and other	20,347	18,626	1,721	9
Total cost of revenue	$137,653	$109,674	$27,979	26
Gross profit	$343,389	$241,006	$102,383	42
Gross margin:
Subscription	75%	73%
Professional services and other	(34)	(33)
Total gross margin	71	69

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$344,524	$227,903	$116,621	51%
Professional services and other	61,988	49,000	12,988	27
Total cost of revenue	$406,512	$276,903	$129,609	47
Gross profit	$941,280	$640,283	$300,997	47
Gross margin:
Subscription	73%	74%
Professional services and other	(28)	(31)
Total gross margin	70	70
Three months ended
For the three months ended October 31, 2022, cost of subscription revenue increased primarily due to an increase of $14.7 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $6.1 million in third-party hosting costs as we expanded capacity to support our growth and an increase of $3.3 million in software license costs.
Our gross margin for subscription revenue increased to 75% from 73% for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the three months ended October 31, 2022, cost of professional services and other revenue increased primarily due to an increase of $1.7 million in employee compensation costs related to increased headcount.
Our gross margin for professional services and other revenue decreased to (34)% from (33)% for the three months ended October 31, 2022 compared to the three months ended October 31, 2021.
Nine months ended
For the nine months ended October 31, 2022, cost of subscription revenue increased primarily due to an increase of $59.3 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $20.8 million in third-party hosting costs as we expanded capacity to support

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
our growth, an increase of $13.7 million in software license costs and an increase in amortization of acquired developed technology of $11.0 million.
Our gross margin for subscription revenue decreased to 73% from 74% for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the nine months ended October 31, 2022, cost of professional services and other revenue increased primarily due to an increase of $9.1 million in employee compensation costs related to increased headcount.
Our gross margin for professional services and other revenue improved to (28)% from (31)% for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$148,484	$130,535	$17,949	14%
Percentage of revenue	31%	37%

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$465,971	$321,805	$144,166	45%
Percentage of revenue	35%	35%
Three and nine months ended
For the three and nine months ended October 31, 2022, the increase in research and development expenses is primarily due to increases of $17.4 million and $132.7 million, respectively, in employee compensation costs related to higher headcount.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$289,984	$203,878	$86,106	42%
Percentage of revenue	60%	59%

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$807,110	$548,749	$258,361	47%
Percentage of revenue	60%	60%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Three months ended
For the three months ended October 31, 2022, sales and marketing expenses increased primarily due to an increase of $73.3 million in employee compensation costs related to higher headcount and an increase in travel expenses of $4.1 million. We expect sales and marketing expenses will increase in absolute dollars in future periods as we invest in acquiring new customers.
Nine months ended
For the nine months ended October 31, 2022, sales and marketing expenses increased primarily due to an increase of $178.1 million in employee compensation costs related to headcount growth, an increase in marketing and event costs of $19.9 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers, an increase in travel expenses of $16.8 million, an increase in amortization expense of $9.9 million for acquired customer relationships and trade names and an increase in consulting expenses of $8.5 million. We expect sales and marketing expenses will increase in absolute dollars in future periods as we invest in acquiring new customers.
General and Administrative Expenses

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$111,520	$105,149	$6,371	6%
Percentage of revenue	23%	30%

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$322,549	$322,406	$143	—%
Percentage of revenue	24%	35%
Three months ended
For the three months ended October 31, 2022, general and administrative expenses increased primarily due to lease impairment charges of $14.2 million related to our real estate optimization plan and the closing of duplicative sites and underutilized offices, partially offset by a decrease of $8.0 million in acquisition and integration-related costs incurred in the three months ended October 31, 2021, but not in the three months ended October 31, 2022.
Nine months ended
For the nine months ended October 31, 2022, general and administrative expenses was relatively flat, primarily due to a decrease in acquisition and integration-related costs of $37.3 million, offset by lease impairment charges of $14.2 million related to our real estate optimization plan and the closing of duplicative sites and underutilized offices, and an increase in employee compensation and related costs associated with headcount growth.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest and Other, Net

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(2,805)	$(23,144)	$20,339	(88)%
Interest income and other, net	4,235	1,056	3,179	301
Loss on conversion of debt	—	—	—	—
Interest and other, net	$1,430	$(22,088)	$23,518	(106)

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(8,588)	$(68,776)	$60,188	(88)%
Interest income and other, net	10,660	7,622	3,038	40
Loss on conversion of debt	—	(179)	179	(100)
Interest and other, net	$2,072	$(61,333)	$63,405	(103)
Three and nine months ended
For the three and nine months ended October 31, 2022, the change in interest and other, net was primarily due to a decrease in interest expense resulting from the adoption of ASU 2020-06.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2022	2021
	(dollars in thousands)
Customers with annual contract value (“ACV”) above $100,000	3,740	2,825
Dollar-Based Net Retention Rate for the trailing 12 months ended	122%	122%
Current remaining performance obligations	$1,579,388	$1,180,150
Remaining performance obligations	$2,852,831	$2,350,207

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Calculated Billings	$531,637	$388,679	$1,412,147	$1,115,067

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2022, we had over 17,050 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, larger customers have constituted a greater share of our total revenue, which has contributed to an increase in average revenue per customer. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 3,740 and 2,825 as of October 31, 2022 and 2021, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Remaining Performance Obligations (“RPO”)
RPO represent all future, non-cancelable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. RPO fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts and fluctuations in foreign currency exchange rates.
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
Calculated Billings increased 37% in the three months ended October 31, 2022 over the three months ended October 31, 2021, and increased 27% in the nine months ended October 31, 2022 over the nine months ended

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
October 31, 2021. As our Calculated Billings continue to grow in absolute terms, we expect our Calculated Billings growth rate to trend down over time. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.
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
We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and consider the use of these measures by our competitors and peers to ensure the adjustments remain relevant and meaningful.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Gross profit	$343,389	$241,006	$941,280	$640,283
Add:
Stock-based compensation expense included in cost of revenue	20,669	16,831	62,525	42,722
Amortization of acquired intangibles	11,393	11,335	34,102	23,056
Acquisition and integration-related expenses	—	658	459	1,316
Non-GAAP gross profit	$375,451	$269,830	$1,038,366	$707,377
Gross margin	71%	69%	70%	70%
Non-GAAP gross margin	78%	77%	77%	77%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define Non-GAAP operating income (loss) and Non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses and restructuring costs related to lease impairments in connection with the closing of certain leased facilities. Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close.
Beginning in the third quarter of fiscal 2023, we updated our definition of Non-GAAP operating income (loss) and Non-GAAP operating margin to include restructuring costs as defined in the preceding paragraph.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Operating loss	$(206,599)	$(198,556)	$(654,350)	$(552,677)
Add:
Stock-based compensation expense	170,985	155,785	511,687	407,611
Non-cash charitable contributions	455	1,986	2,469	5,649
Amortization of acquired intangibles	21,262	21,204	63,711	42,795
Acquisition and integration-related expenses	—	10,060	6,555	46,664
Restructuring costs	14,161	—	14,161	—
Non-GAAP operating income (loss)	$264	$(9,521)	$(55,767)	$(49,958)
Operating margin	(43)%	(57)%	(49)%	(60)%
Non-GAAP operating margin	—%	(3)%	(4)%	(5)%
Non-GAAP Net Loss, Non-GAAP Net Margin and Non-GAAP Net Loss Per Share, Basic and Diluted
We define Non-GAAP net loss and Non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses, restructuring costs related to lease impairments in connection with the closing of certain leased facilities, amortization of debt discount, amortization of debt issuance costs and loss on early extinguishment and conversion of debt. Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of transaction close. Adjustments reflect the adoption of ASU 2020-06 under the modified retrospective method as of February 1, 2022, as applicable.
Beginning in the third quarter of fiscal 2023, we updated our definition of Non-GAAP net loss and Non-GAAP net margin to include restructuring costs as defined in the preceding paragraph.
We define Non-GAAP net loss per share, basic, as Non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
We define Non-GAAP net loss per share, diluted, as Non-GAAP net loss divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, Non-GAAP net loss per share, diluted, includes the impact of our note hedge and capped call agreements on convertible senior notes outstanding, as applicable. The note hedge and capped call agreements are intended to offset potential dilution to our Class A common stock upon any conversion or settlement of the convertible senior notes under certain circumstances. Accordingly, we did not record any adjustments for the potential impact of the convertible senior notes outstanding under the if-converted method.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net loss	$(208,897)	$(221,311)	$(662,082)	$(607,225)
Add:
Stock-based compensation expense	170,985	155,785	511,687	407,611
Non-cash charitable contributions	455	1,986	2,469	5,649
Amortization of acquired intangibles	21,262	21,204	63,711	42,795
Acquisition and integration-related expenses	—	10,060	6,555	46,664
Amortization of debt discount and debt issuance costs(1)	1,445	21,698	4,340	64,478
Loss on conversion of debt(1)	—	—	—	179
Restructuring costs	14,161	—	14,161	—
Non-GAAP net loss	$(589)	$(10,578)	$(59,159)	$(39,849)

Net margin	(43)%	(63)%	(49)%	(66)%
Non-GAAP net margin	—%	(3)%	(4)%	(4)%

Weighted-average shares used to compute net loss per share, basic and diluted	158,708	153,756	157,344	145,782
Non-GAAP weighted-average effect of potentially dilutive securities	—	—	—	—
Non-GAAP weighted-average shares used to compute non-GAAP net loss per share, diluted	158,708	153,756	157,344	145,782

Net loss per share, basic and diluted	$(1.32)	$(1.44)	$(4.21)	$(4.17)
Non-GAAP net loss per share, basic and diluted	$—	$(0.07)	$(0.38)	$(0.27)
(1) Reflects the adoption of ASU 2020-06 under the modified retrospective method effective February 1, 2022.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Free Cash Flow and Free Cash Flow Margin
We define Free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as Free cash flow divided by total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$9,980	$37,120	$9,762	$90,587
Less:
Purchases of property and equipment	(1,884)	(1,766)	(9,377)	(5,800)
Capitalization of internal-use software costs	(2,377)	(1,970)	(7,773)	(2,348)
Free cash flow	$5,719	$33,384	$(7,388)	$82,439
Net cash provided by (used in) investing activities	$21,489	$101,459	$(47,223)	$(210,102)
Net cash provided by financing activities	$5,633	$9,214	$33,565	$58,447
Free cash flow margin	1%	10%	(1)%	9%

Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Total revenue	$481,042	$350,680	$1,347,792	$917,186
Add:
Deferred revenue (end of period)	1,062,455	777,872	1,062,455	777,872
Unbilled receivables (beginning of period)	4,530	3,409	3,228	2,604
Acquired unbilled receivables	—	—	—	2,327
Less:
Deferred revenue (beginning of period)	(1,011,284)	(737,297)	(996,222)	(513,598)
Unbilled receivables (end of period)	(5,106)	(5,085)	(5,106)	(5,085)
Acquired deferred revenue	—	(900)	—	(66,239)
Calculated Billings	$531,637	$388,679	$1,412,147	$1,115,067

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,473.2 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate gross proceeds of $345.0 million, of which approximately $339.8 million principal amount has been repurchased or converted as of October 31, 2022. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the 2023 Notes, we used a portion of the proceeds to purchase the Note Hedges. The cost of the Note Hedges was partially offset by proceeds from the sale of Warrants in connection with the issuance of the 2023 Notes.
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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
as revenue in accordance with our revenue recognition policy. As of October 31, 2022, we had deferred revenue of $1,062.5 million, of which $1,044.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$9,762	$90,587
Net cash used in investing activities	(47,223)	(210,102)
Net cash provided by financing activities	33,565	58,447
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(9,747)	(494)
Net decrease in cash, cash equivalents and restricted cash	$(13,643)	$(61,562)
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
During the nine months ended October 31, 2022, cash provided by operating activities was $9.8 million primarily due to our net loss of $662.1 million, adjusted for non-cash charges of $685.1 million and net cash outflows of $13.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization, and accretion, amortization of deferred commissions and lease impairment charges. The primary drivers of the changes in operating assets and liabilities related to a $82.6 million increase in deferred commissions primarily due to increased sales and a $30.6 million decrease in accrued compensation, partially offset by a $66.2 million increase in deferred revenue, a $29.8 million increase in accounts payable, and a $15.0 million decrease in accounts receivable.
During the nine months ended October 31, 2021, cash provided by operating activities was $90.6 million primarily due to our net loss of $607.2 million, adjusted for non-cash charges of $575.1 million and net cash inflows of $122.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation, amortization, and accretion, amortization of debt discount and issuance costs and amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities related to a $198.0 million increase in deferred revenue, a $42.0 million increase in accrued compensation and accrued other expenses, and a $16.6 million decrease in operating lease right-of-use assets, partially offset by a $92.2 million increase in deferred commissions, a $29.6 million increase in accounts receivable and a $17.3 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2022 of $47.2 million was primarily attributable to purchases of investments of $872.0 million and purchases of property and equipment of $9.4 million, partially offset by proceeds from maturities of investments of $848.5 million.
Net cash used in investing activities during the nine months ended October 31, 2021 of $210.1 million was primarily attributable to purchases of investments of $1,333.6 million and payments of $215.1 million, net of cash acquired, in connection with our Auth0 and atSpoke acquisitions, partially offset by proceeds from the sales and maturities of investments of $1,346.8 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2022 of $33.6 million was primarily attributable to proceeds from employee purchases under our ESPP of $19.0 million, and proceeds from the exercise of stock options of $14.6 million.
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
Off-Balance Sheet Arrangements
As of October 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in our Form 10-K. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments. There have been no other significant changes to these policies for the nine months ended October 31, 2022.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Accounting Standards and Significant Accounting Policies” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia and Canada. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements or other derivative financial instruments, with respect to foreign currency risk. During the nine months ended October 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,473.2 million as of October 31, 2022, of which $2,315.1 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345.0 million, of which $224.4 million and $69.9 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the partial repurchases of the 2023 Notes. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, since issuance through October 31, 2022, we received and completed requests to convert approximately $45.4 million principal amount of 2023 Notes (not in connection with the partial repurchases of the 2023 Notes) and exercised and net-share-settled Note Hedges corresponding to approximately $45.4 million principal amount of 2023 Notes.
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

The 2023 Notes, 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.25%, 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 5 to our condensed consolidated financial statements for more information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages.
On November 28, 2022, a purported shareholder filed a derivative lawsuit on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480. The lawsuit alleges, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuit seeks an order permitting the plaintiff to maintain this action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls.
The Company intends to defend these lawsuits vigorously.
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
•We have experienced rapid growth in recent periods, and our prior growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
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
•The ongoing integration of Auth0 may cause a disruption in our business.
•We may not realize potential benefits from the acquisition of Auth0 because of difficulties related to integration, the achievement of synergies, and other challenges.
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
•The stock price of our Class A common stock may be volatile or may decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 41.7% of the voting power of our capital stock as of October 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest rate environment, the COVID-19 pandemic, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our, our customers’ and prospective customers’ budgets. To the extent there is a sustained general economic downturn and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
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
We have experienced rapid growth in recent periods, and our prior growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
From fiscal 2020 to fiscal 2021, our revenue grew from $586.1 million to $835.4 million, an increase of 43%, and from fiscal 2021 to fiscal 2022, our revenue grew from $835.4 million to $1,300.2 million, an increase of 56%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment, budget constraints and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 4,584 employees as of October 31, 2021 to 6,037 employees as of October 31, 2022. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service (“SaaS”) infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Auth0’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition. We also have been and may become subject to further litigation related to the Acquisition, as discussed in Item 1, “Legal Proceedings” above, which could result in significant costs and expenses.
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
In addition, security breaches impacting our platform have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our product or systems, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise, for example, have become the subject of lawsuits, as discussed in Item 1, “Legal Proceedings” above. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our, our third-party service providers’ or our customers’ systems.

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
Security is a mission-critical issue for Okta and for our customers. We have attained multiple certifications, including SOC 2 Type II certifications, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 certifications, and agency FedRAMP Moderate Authorities to Operate. We also support FIPS 140-2 encryption requirements. If we fail to maintain our security attestations and certifications, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
Our platform is accessed by a large number of customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party virtual data centers, third-party internet service providers, or other third-party service providers whose services are integrated with our platform, to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. In the event that our third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.
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
We are expanding our international operations and staff to better support our growth into certain international markets. Our corporate structure and associated transfer pricing policies anticipate future growth into certain international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.
New income, sales, use, value-added or other taxes, tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these additional taxes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.

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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits and distributed interest deduction carryover, to offset its post-change income may be limited. We have experienced ownership changes in the past and any such ownership change in the future could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included temporary relief from the net operating loss limitations imposed by the Tax Cuts and Jobs Act for tax years beginning after December 31, 2017 and before January 1, 2021, and made certain technical corrections to applying the net operating loss utilization limitations for tax years beginning after January 1, 2021.

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
Our controls may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the Securities and Exchange Commission (“SEC”). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from November 1, 2021 through October 31, 2022, the trading price of our Class A common stock has ranged from $47.54 per share to $272.27 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
•actions and investment positions taken by institutional and other stockholders, including activist investors;

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 41.7% of the voting power of our capital stock as of October 31, 2022. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 31, 2022, our directors, executive officers, and their affiliates, held in the aggregate 41.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The conversion features of the Notes, if triggered, may adversely affect our financial condition and results of operations.
As disclosed in Note 9 to our condensed consolidated financial statements, the 2023 Notes are currently convertible at the option of the holders, in whole or in part, as of October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the conversion conditions. In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of October 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through October 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and could limit our ability to raise future capital. The 2023 Notes were classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2022.

Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our 2023 Notes are currently convertible at the option of their holders and our 2025 Notes and 2026 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, in connection with the issuance of the 2023 Notes, we entered into convertible note hedges (“Note Hedges”) with certain financial institutions (the “2023 Notes Option Counterparties”). We also entered into warrant transactions with the 2023 Notes Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Note Hedges are expected generally to reduce the potential dilution to our Class A common stock upon any conversion or settlement of the 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through October 31, 2022, Note Hedges corresponding to approximately 7.0 million shares have been terminated or settled. As of October 31, 2022, Note Hedges giving us the option to purchase approximately 0.1 million shares (subject to adjustment) remained outstanding. Through October 31, 2022, we have terminated Warrants corresponding to approximately 6.1 million shares. As of October 31, 2022, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, we recently announced the upcoming retirement of our President, Worldwide Field Operations at the end of our fiscal year, we appointed a new Chief Accounting Officer effective in August 2022 and our Executive Vice Chairman, Chief Operating Officer and co-founder is on sabbatical from November 2022 through October 2023. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.1#	Sabbatical Letter Agreement dated August 26, 2022, between J. Frederic Kerrest and Okta, Inc.	Exhibit 99.2 to Form 8-K filed on August 31, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

November 30, 2022	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer