Form 10-K
period 2023-01-31
Okta, Inc.
filed 2023-03-03
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐
    No  ☒
The aggregate market value of the stock of the Registrant as of July 31, 2022 (based on a closing price of $98.45 per share) held by non-affiliates was approximately $14.9 billion. As of February 27, 2023, there were 153,987,922 shares of the Registrant’s Class A Common Stock and 7,299,891 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2023.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2023

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy, plans, market trends, opportunities and positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors."
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;
•the impact of general economic, business and market conditions, including general economic downturn or recession, market volatility, and the inflation and interest rate environment;
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
•the impact of the global COVID-19 pandemic on our business and operations;
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

Part I
Item 1. Business
Overview
Okta is the leading independent identity provider. Our vision is to free everyone to safely use any technology, and we believe identity is the key to making that happen. Our mission is to bring simple and secure digital access to people and organizations everywhere. Our Workforce Identity and Customer Identity Clouds are powered by our category-defining Okta Identity Platform that enables our customers to securely connect the right people to the right technologies and services at the right time.
Our Workforce Identity and Customer Identity Clouds help organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications and technology they use. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces ("APIs"), IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage our Customer Identity and Workforce Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core mission. Organizations use our platform to collaborate with their partners, and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of our Workforce Identity and Customer Identity Clouds.
The acceleration of digital transformations, cloud adoption and evolving security threat landscape and changing consumer expectations to simple, secure digital experiences are driving a shift in how organizations manage consumer identities on the internet. Organizations are building secure consumer-facing applications and are turning to identity to optimize seamless and private user experiences. Our approach provides organizations with the scale, interoperability, efficiency and security they need to build customer-facing applications.
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
As of January 31, 2023, more than 17,600 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small- and medium-sized businesses, universities, non-profits and government agencies. We partner with leading application, infrastructure and security vendors, such as Amazon Web Services ("AWS"), CrowdStrike, Google, LexisNexis Risk Solutions, Microsoft, Netskope, Palo Alto Networks, Plaid, Proofpoint, Salesforce, ServiceNow, VMware, Workday, Yubico and Zscaler. We had over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2023, which while not directly correlated to revenue, shows the breadth and acceptance of our platform.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our Workforce Identity and Customer Identity Clouds and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners.

The Okta Identity Platform
Okta is an independent and neutral cloud-based identity solution that allows our customers to integrate with nearly any application, service or cloud that they choose through our secure, reliable and scalable platform and cloud infrastructure. Our technological neutrality allows our customers to easily adopt the best technologies, and our Okta Identity Platform is designed to securely connect users to the technology that they choose. Our Workforce Identity and Customer Identity Clouds are underpinned by Okta Platform Services which are the foundational platform components that power our product features. We prioritize the compatibility of our platform with public clouds, on-premises infrastructures and hybrid clouds.
The Okta Identity Platform is used by organizations in two distinct and powerful ways. Our customers use it to manage and secure their employees, contractors and partners, which we refer to as workforce identity as supported by our Workforce Identity Cloud. Our customers also use it to enable, manage and secure the identities of their own customers via the powerful APIs we have developed, which we refer to as customer identity as supported by our Customer Identity Cloud.
Workforce Identity Cloud
The Workforce Identity Cloud simplifies the way an organization’s employees, contractors and partners connect to its applications and data from any device, while increasing efficiency and keeping IT environments secure. The Workforce Identity Cloud can be used as the central system for an organization’s connectivity, access, authentication and identity lifecycle management needs spanning all of its users, technology and applications. Our customers use the Workforce Identity Cloud to secure their workforces, to create solutions that make their partner networks more collaborative, and to provide more seamless and secure experiences for their end users, which combined with our open approach, enables our customers to future-proof their environments. We enable our customers to easily deploy, manage and secure applications and devices, and to provision and support users across their IT environments, with a simple, intuitive, consumer-like user experience. Once deployed, we enable administrators to enforce contextual access management decisions based on conditions such as user identity, device, location, application identity, IP reputation and time of day.
We enable organizations to provide their workforces with immediate and secure access to every application they need from any device they use, without requiring multiple credentials, which significantly enhances user connectivity and productivity. We offer our customers an additional security layer through our Adaptive Multi-Factor Authentication product. Our Universal Directory product also serves as a system of record to help our customers organize, customize and manage their users. Our Lifecycle Management product enables customers to manage users’ access privileges through their entire lifecycle with a no-code approach that improves administrative efficiency and productivity. Okta Identity Governance, our unified identity access management and identity governance solution, helps our customers improve their security and compliance posture while mitigating modern security risks and increasing efficiency. Our Advanced Server Access product is designed to significantly improve our customers’ ability to secure access to cloud-based and on-premises servers, while Access Gateway enables our customers to extend the Workforce Identity Cloud to their existing on-premises applications. The Workforce Identity Cloud enables our customers to automate access across their growing ecosystem of employees, contractors and partners, increasing collaboration across their workforces.
Customer Identity Cloud
The Customer Identity Cloud enables organizations to transform their own customers’ experiences by empowering development teams to rapidly and securely build customer-facing cloud, mobile or web applications. Our Customer Identity Cloud primarily supports consumer and SaaS applications. It empowers application builders to innovate faster by removing the complexity from identity and making it simple, extensible and customizable. We enable organizations to integrate our powerful identity platform into their cloud, web and mobile applications. This makes it easier for them to authenticate, manage, scale and secure their applications through comprehensive APIs, software development kits and extensive developer community tools, enabling rapid time to market for the business. Organizations are able to streamline user experience and improve security across all their applications, leading to increased customer acquisition, retention and loyalty.
Platform Services
In order to enable customers and partners to address a wide range of identity use cases, we have built a set of modular components, called Okta Platform Services, which can be combined to build new features and tailored experiences faster. Okta Platform Services are available in Okta packaged products through APIs and software development kits. Okta Platform Services can be used across both workforce and customer identity use cases. We expect to use Okta Platform Services to continue to enable new and expanded use cases and enable customers or third-party developers to build their own solutions based on an industry use case or unique customer need. Okta Platform Services include Okta’s Identity Engine, Workflows, Devices, Directories, Integrations and Insights.
Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Platform
•Drive New Customer Growth.  To increase our market share, we intend to continue to grow our customer base using a land-and-expand sales model, with a focus on key markets by size of customers, as well as key verticals, including highly-regulated sectors.
•Deepen Relationships Within Our Existing Customer Base.  We strive to further increase revenue from our existing customers by cross-selling and up-selling additional and new products. We also believe we can expand our footprint by focusing on current customers that have deployed our Workforce Identity Cloud for workforce identity, and expanding those customers’ use of our Customer Identity Cloud for customer identity, or vice versa.
•Leverage Partner Ecosystem. We also plan to further leverage the sales efforts of resellers, system integrators and other distribution partners, and to increase the contribution we receive from these channel partners.
•Expand Our International Footprint.  With 22% of our revenue generated outside of the United States in fiscal 2023, and our international revenue growing 53% from fiscal 2022 to fiscal 2023, we believe there is significant opportunity to continue to grow our international business. We believe global demand for our products will continue to be a long-term opportunity as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.
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
•Leverage Our Integrations.  The Okta Integration Network is an extensive ecosystem, which includes over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers. We plan to maintain these integrations as well as add new ones to enrich our user experience and expand our customer base. We view our investment in these partnerships as a force multiplier that enables us to build and promote complementary capabilities that benefit our customers.
•Expand our Developer Ecosystem. We want to empower every application developer to use our platform to securely integrate identity into any application. We believe that our Okta Identity Platform enables developers to focus their time and attention on innovating within their core application capabilities while relying on our platform for their identity related requirements, leading to more secure and convenient experiences for their own customers.
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
Our Products
Okta's suite of products and services is used to manage and secure identities. Most of our products can be used for both customer identity and for workforce identity use cases and we are continuously enhancing our products and services. Our workforce identity products are consumed through web and mobile interfaces, and provide simple ways for IT organizations to manage identities for their employees, contractors and partners. For customer identity, our APIs are also used by developers to embed Okta identity functionality into their own customer-facing mobile or web applications. We continuously improve our Workforce Identity and Customer Identity Clouds through the release and development of additional products, features and services.
Workforce Identity Products
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
•Lifecycle Management.  Lifecycle Management enables IT organizations or developers to manage a user's identity throughout its entire lifecycle. It automates IT processes and ensures user accounts are created and deactivated at the appropriate times, including the workflow and policies needed to power those processes. With Lifecycle Management, organizations can securely manage the entire identity lifecycle, from on-boarding to off-boarding, and ensure compliance requirements are met as user roles evolve and access levels change.
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

•Access Gateway.  Access Gateway enables organizations to extend the Workforce Identity Cloud, which is a cloud native platform, from the cloud to their existing on-premises applications, so that they can harness the benefits of Okta to manage all of their critical systems, whether in the cloud, on-premises or hybrid. Extending the benefits of the Workforce Identity Cloud to hybrid IT environments delivers a single point of management for our customers’ administrators and a single location from which end users can access their critical applications.
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
•Okta Identity Governance. Okta Identity Governance, also referred to as "IGA," provides a unified identity access management and identity governance solution focused on improving an organization’s security and compliance posture, helping customers to mitigate everyday security risks and improve IT efficiency. Okta Identity Governance includes governance capabilities relating to access requests, access certifications and access reporting. Through these capabilities, Okta Identity Governance simplifies and automates the process of requesting and approving access to applications and resources.
Customer Identity Products
•Universal Login. Universal Login is a standards-based login infrastructure with centralized feature management and configuration for websites and applications that can be integrated with a wide range of social providers, enterprise login services and customer-provided databases. Universal Login enables our customers to provide a consistent login experience across many different applications and devices.
•Attack Protection. Attack Protection is a suite of security capabilities that protect our customers from different types of malicious traffic, including bots, breached passwords, suspicious IP addresses and brute force attacks. Attack Protection enables our customers to minimize risks associated with the ever-growing volume of identity-targeted attacks.
•Adaptive Multi-Factor Authentication. Simple-to-use and adaptable Multi-Factor Authentication that minimizes friction to end users. When using Adaptive Multi-Factor Authentication, our customers leverage risk-assessment algorithms that present Multi-Factor Authentication challenges only to select authentication attempts that require additional validation.
•Passwordless. Passwordless authentication enables users to login without a password and supports a variety of different login methods, including advanced device biometrics.
•Machine to Machine. Machine to Machine provides standards-based authentication and authorization with non-interactive devices and applications.
•Private Cloud. Private Cloud is a deployment option that allows our customers to run a dedicated cloud instance of the Customer Identity Cloud. Private Cloud capability supports multiple cloud providers.
•Organizations. Organizations enable our customers to support a large number of partners or customers of their own with independent configurations, login experiences and security options.
•Actions and Extensibility. Actions and Extensibility allows our customers to visually drag and drop Actions to build custom identity flows that address their unique requirements.
•Enterprise Connections. Enterprise Connections enable Enterprise Federation using pre-built integrations with commonly used Enterprise Identity Systems.
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
Okta Identity Platform with Differentiated Administration, User and Developer Experience
Okta provides one common platform and user interface framework supporting our Workforce Identity and Customer Identity Clouds, offering administrators and users a consistent, easy-to-use, consumer-like experience across our products. Our technology integrates with industry-leading browsers and mobile applications to provide seamless access to nearly any web or native mobile application. We also heavily leverage operating system management and security technologies across desktops, laptops and mobile devices to provide a transparent, but secure experience for users across a range of devices. These integrations allow us to seamlessly deliver connectivity use cases that previously required significant custom development to achieve.
Robust Security
Security is a mission-critical issue for Okta and for our customers. Our approach to security spans day-to-day operational practices from the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. We ensure that access to our platform is securely delegated across an organization. Okta's source code is updated weekly, and there are audited and verifiable security checkpoints to ensure source code fidelity and continuous security review. We have attained multiple SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 and Health Insurance Portability and Accountability Act ("HIPAA") certifications and multiple agency Federal Risk and Authorization Management Program ("FedRAMP") Moderate Authorities to Operate. We also support FIPS 140-2 encryption requirements.
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
Our Workforce Identity and Customer Identity Clouds are monitored not only at the infrastructure level but also at the application and third-party integration level. Synthetic transaction monitoring allows our technical operations team to detect and resolve issues proactively.
Okta Integration Network and Auth0 Marketplace
The Okta Integration Network contains over 7,000 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including Amazon Web Services, Atlassian, DocuSign, Google, Microsoft Office 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday, Zendesk and Zoom. Our patented technology allows our customers to seamlessly connect to any application or type of device that is already integrated into our network. In addition, customers can extend the benefits of the Okta Integration Network by creating their own integrations to both cloud and on-premises proprietary applications.
Similarly, the Auth0 Marketplace is a trusted catalog of integrations that enables application teams to easily assemble complete identity solutions. The Auth0 Marketplace connects customers with service providers and builders who solve integration use cases and implement integrations with the Customer Identity Cloud.
Our Customers
As of January 31, 2023, we had more than 17,600 customers, including more than 3,930 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use our platform to manage millions of their customers' identities.

Sales and Marketing
Sales
We sell directly to customers through our direct inside and field sales force and also indirectly through our extensive ecosystem of channel partners. Once a sale is made, we leverage our land-and-expand sales model to generate incremental revenue, often within the term of the initial agreement, through the addition of new users and the sale of additional products. In many instances, we find that initial customer success with our platform results in key internal decision makers expanding their deployments, for example, from initial use for workforce identity to expanded use for their customer identity needs. Furthermore, as our customers are successful in their businesses and increase headcount or the number of their customers, we share in their growth as the number of identities that we manage increases.
Our sales organization is structured to address the specific needs of each segment of our target market. Our sales team is divided by geography, customer size and industry vertical. Our direct sales force is supported by our sales engineers, security team, cloud architects, professional services team and other technical resources.
We benefit from an expansive partner ecosystem that helps drive additional sales. Nearly all of the leading cloud application providers are our partners, and many of them drive further customer acquisition for us through co-selling arrangements, building our offerings directly into their products, and product demonstrations running on Okta. We also partner with several of the large technology companies that are driving the movement to the cloud. In addition to these technology partners, we leverage our channel partners, including system integrators, traditional value-added resellers ("VARs") and Government VARs, to broaden the range of customers we reach.
Marketing
Our most valuable marketing features our customers and their successes, and is informed by a deeply data-driven approach, giving us insights into the efficacy of our efforts. Our marketing efforts focus on promoting our industry-leading identity platform, establishing our brand, generating awareness, creating sales leads and cultivating the Okta Community.
A centerpiece of our marketing strategy is our annual customer conference, Oktane, that features customers sharing their success stories, new product and feature announcements and hands-on product labs. We also host a number of other events where we engage with both existing customers and new prospects, as well as deliver product training.
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
Customer Support and Training Services
We offer three tiers of support, each of which builds upon the previous tier. We provide 24/7 support for the highest support tiers as well as access to Customer Success and Technical Account Managers. We also provide on-demand access to a robust online digital community and customer success hub where customers can find answers to common use cases, information about product features, and interact with Okta experts and industry peers.
Professional Services
Our professional services team provides assistance to customers in the deployment of our Workforce Identity and Customer Identity Clouds and includes identity and security experts, customized deployment plans and SmartStart, which provides a quick path to implementation.

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
As of January 31, 2023, we had thirty-four issued patents in the United States, which expire between 2030 and 2039 and cover various aspects of our products. In addition, as of such date, we also had a number of patents granted around the world including twelve issued patents in Australia which expire between 2033 and 2037, seven issued patents in New Zealand which expire between 2034 and 2037, and nine issued European patents which have each been validated in Germany, France and Great Britain, with some also validated in Switzerland, Denmark, Spain, the Netherlands, Norway and Sweden, and expire between 2033 and 2037.
We have registered “Okta” and "Auth0" as trademarks in many jurisdictions throughout the world to protect our brands. We also have filed other trademark applications pending in various jurisdictions throughout the world. We also have registered other trademarks in the United States including “Okta Workforce Identity Cloud,” “Okta Customer Identity Cloud,” “Okta WIC,” “Okta CIC,” “The World’s Identity Company,” "Okta Your Cloud, Covered," "Enterprise Identity, Delivered," "Work Outside the Perimeter," "Oktane" and "Never Build Auth Again."
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
Additional information regarding our competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Human Capital Resources
Our core values – love our customers, never stop innovating, act with integrity, be transparent and empower our people – inform and guide our human capital initiatives and objectives. In order to continue to innovate and drive customer success, it is crucial that we continue to attract, develop and retain exceptional talent and balanced teams. To that end, we strive to make Okta a diverse and inclusive workplace, with opportunities for our employees to grow and develop in their careers, supported by fair and competitive compensation, benefits and wellness programs, and by initiatives that foster connections between and among our employees and their communities.
As of January 31, 2023, we had 6,013 employees, of which approximately 72% were in the United States and 28% were in our international locations. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our employee engagement program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about company initiatives, employee programs, talent risks, management opportunities and more. In fiscal 2023, 84% of our eligible employees participated in our annual employee engagement survey.
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
People First Philosophy
“Empower our people” is one of our core values. Our “People First” philosophy, in which culture, career growth, competitive rewards, flexible work and purpose come together, creates a shared sense of ownership in achieving our company vision. We want every employee to feel ownership of Okta.
Diversity, Inclusion and Belonging
We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. In recent years, we have made deeper investments in our diversity, inclusion and belonging ("DIB") program at Okta. Our DIB initiatives – spearheaded by our DIB department and employee resource groups ("ERGs"), in partnership with various other teams – focus on DIB in our workforce, in our workplace and in the marketplace.
We employ inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process. Our engagement with diversity sourcing programs and partnerships allows us to both source top talent from underrepresented groups for current open roles, and further strengthen our ability to build and nurture diverse talent communities for future roles. We also continue to recruit from a range of colleges and engage with organizations that support diverse students and jobseekers through our social impact arm, Okta for Good.

Nurturing a culture of inclusion and belonging in our workplace is a key priority. We empower our employees to be authentic and grow through open conversations and engagement resources, including regular safe space DIB discussion forums and facilitated workshops, precise language and inclusive calibrations, personalized DIB learning tools, mentoring and workplace development programs focused on supporting talent from underrepresented communities, and sponsorship of ERGs that strengthen our DIB culture. We currently have an affinity group supporting neurodiversity and ERGs supporting women, people of color, veterans, the LGBTQIA+ community and parents and caregivers.
Growth and Development
We invest significant resources to develop talent and actively foster a learning culture where employees are empowered to drive their personal and professional growth. We provide our employees with a wide range of learning and development opportunities, including in-person, virtual, social and self-directed learning, mentoring, coaching and external development. We offer extensive onboarding and training programs through our internal learning initiative to prepare our employees at all levels for career progression and individual development. Our employee onboarding program helps our employees get off to the right start, our manager development program helps to build a solid foundation for our people managers, and our technical training program quickly brings our new technical employees up to speed on our product offerings.
Compensation, Benefits and Wellness
We provide robust compensation, benefits and wellness programs that help support the varying needs of our employees. In addition to market-competitive base pay, short-term bonus incentives and long-term equity incentives, our total rewards program offers comprehensive employee benefits that may vary by country/region, including an employee stock purchase plan, a 401(k) plan with company matching contributions, comprehensive medical, dental and vision insurance, life and disability insurance, health savings accounts, charitable donation matching, flexible time off, volunteer time off, gender-neutral paid parental leave, fertility and adoption support, family care resources, mobile and internet reimbursement, mental health and lifestyle support programs and a variety of other health and wellness resources.
We are committed to fair compensation and opportunity in our workplace. We conduct regular equal pay assessments and adjust as needed to ensure our employees are paid equitably without regard to gender or ethnicity.
Dynamic Work
We help our employees succeed by providing flexibility in where and how they work. Prior to the COVID-19 pandemic, we had introduced and began transitioning our workforce to a “Dynamic Work” framework, based on the premise that enabling our employees to work from anywhere can increase employee empowerment, satisfaction and productivity, drive efficiency and enable us to hire from a broader, more diverse pool of talent. In response to the COVID-19 pandemic, we accelerated our move to Dynamic Work to protect the health, safety and wellness of our employees.
Looking forward, we continue to focus on technologies and programs that create equity and build community across our dynamic workforce, including:
•Flexible benefit offerings that allow employee customization;
•Workplace solutions, such as coworking spaces, outside of our primary office locations that support our distributed teams;
•A Dynamic Work Sustainability Guide to empower our employees to bring sustainability into their work environments, wherever they are based; and
•Curated experience programs that foster a sense of community both in-person and virtually.
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
Through Okta for Good, which is a part of our company and not a separate legal entity, we donate and discount access to our service for non-profit organizations, who use Okta to make their teams more efficient, allowing them to focus on their important missions. Our employee volunteer program enables global team members to donate time to support charitable organizations worldwide.
In addition, prior to our initial public offering ("IPO") in April 2017, we reserved 300,000 shares of our common stock to fund and support the operations of Okta for Good, of which 131,250 shares of Class A common stock remained reserved for future issuances as of January 31, 2023. Additional information can be found on the "Okta for Good" page of our website at www.okta.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Sustainability
In fiscal 2021, we launched our Environmental, Social and Governance (“ESG”) program. We established an oversight structure to provide strategic direction for our ESG program. Our ESG efforts are overseen by our executive leadership team and are reviewed by the nominating and corporate governance committee of our board of directors. Our ESG program covers issues relevant to our business under three categories: Protecting Our Customers, Investing in Our People and Supporting Our Communities.
We have set public commitments to climate targets. Our climate strategy to address emissions is currently aimed at energy consumption reduction, electrification, purchasing renewable energy and engaging with vendors to address their emissions. We have a renewable energy program, which matches our electricity consumption from our offices, our remote workforce and cloud services with renewable electricity. Additional information on our ESG programs and initiatives can be found in our “ESG Fact Sheet” on the “Responsibility” page of our website at www.okta.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 41.7% of the voting power of our capital stock as of January 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
•We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
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
From fiscal 2021 to fiscal 2022, our revenue grew from $835 million to $1,300 million, an increase of 56%, and from fiscal 2022 to fiscal 2023, our revenue grew from $1,300 million to $1,858 million, an increase of 43%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment, budget constraints and the economic impact of the COVID-19 pandemic, as well as, but not limited to, our ability to:
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
We have incurred significant net losses in each year since our inception, including net losses of $266 million, $848 million and $815 million in fiscal 2021, 2022 and 2023, respectively. We expect to continue to incur net losses for the foreseeable future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to significantly increase over the next several years as a result of the Auth0 acquisition, and as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. As we continue to develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 5,030 employees as of January 31, 2022 to 6,013 employees as of January 31, 2023. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our SaaS infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, the manufacture, distribution, efficacy and public acceptance of COVID-19 treatments and vaccines, related public health measures, including vaccine mandates, and their impact on the global economy, our customers, employees and vendors. While some governments around the world have lifted restrictions and distributed vaccines, there remains significant uncertainty around the recovery, as well as the unknown impact of emerging variants of COVID-19. This pandemic has resulted in a widespread health crisis that is adversely affecting broader economies and financial markets.
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, and adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), or effectively manage the combined business following the acquisition. For example, we have experienced and continue to experience aspects of such challenges in connection with our May 2021 acquisition of Auth0.
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

Our international revenue was 20% and 22% of our total revenue in fiscal 2022 and fiscal 2023, respectively. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:
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
•global economic uncertainty caused by global political events;
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
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. For example, in the fourth quarter of fiscal 2023, we rebranded our Okta and Auth0 product offerings, which we now refer to as Workforce Identity Cloud and Customer Identity Cloud. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations and financial condition could suffer.
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
Actions that we are taking to restructure our business to improve profitability may not be as effective as anticipated.
During the first quarter of fiscal 2024, we announced a world-wide restructuring plan intended to reduce operating expenses and improve profitability. We may encounter challenges in the execution of these efforts, and these challenges could impact our ability to execute on our business initiatives and could impact our financial results. If we are unable to realize the expected outcomes from our restructuring efforts, our business and operating results may be harmed.
Increased and complex scrutiny of environmental, social and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business.
Increased attention to climate change; diversity, equity and inclusion; and other ESG issues, as well as societal expectations regarding voluntary ESG initiatives and disclosures, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition, or results of operations.
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
In addition, security breaches impacting our platform have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our product or systems, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise, for example, have become the subject of lawsuits, as discussed in Item 3, “Legal Proceedings” below. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our, our third-party service providers’ or our customers’ systems.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and significantly modifies the CCPA, broadly define personal information and give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, Virginia, Colorado, Utah and Connecticut have each passed their own comprehensive privacy statutes that share similarities with the CCPA and CPRA and will take effect in 2023. Some observers see this influx of state privacy regimes as a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business.
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
Privacy is a mission-critical issue for Okta and for our customers. We have attained multiple privacy certifications, such as the Asia-Pacific Economic Cooperation Privacy Recognition for Processors, and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed products, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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

entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the SCCs (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. In June 2021, the European Commission issued new SCCs that account for the CJEU’s “Schrems II” decision. The new SCCs must be used for relevant new data transfers, and existing SCCs arrangements were required to be migrated to the new SCCs by December 27, 2022. These new SCCs only apply to the transfer of personal data outside the EEA, and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office released revised UK standard contractual clauses that can be used from March 21, 2022, with a two-year grace period.
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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
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
Security is a mission-critical issue for Okta and for our customers. We have attained multiple certifications, including SOC 2 Type II certifications, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 certifications, and agency FedRAMP Moderate Authorities to Operate. We also support FIPS 140-2 encryption requirements. If we fail to maintain our security attestations and certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed products, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenue for that period, but will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally recognized over the applicable service period. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under relevant accounting principles generally accepted in the United States (“GAAP”) will depend on contract-specific terms and may result in greater variability in revenue from period to period.
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

Our ability to use our net operating losses is conditioned upon generating future U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to use our remaining net operating losses, these net operating loss carryforwards generated prior to our fiscal 2018 could expire unused.

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
GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to those referenced in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline.
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from February 1, 2022 through January 31, 2023, the trading price of our Class A common stock has ranged from $44.12 per share to $203.79 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 41.7% of the voting power of our capital stock as of January 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of January 31, 2023, our directors, executive officers and their affiliates held in the aggregate 41.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes (as defined below) and the Warrants (as defined below). If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of January 31, 2023, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through January 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into warrant transactions with certain financial institutions (the “2023 Notes Option Counterparties”) pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any Warrants unless, subject to the terms of the Warrant transactions, we elect to cash settle the Warrants. Through January 31, 2023, we have terminated Warrants corresponding to approximately 6 million shares. As of January 31, 2023, Warrants to acquire up to approximately 1 million shares (subject to adjustment) remained outstanding.

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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our President, Worldwide Field Operations retired at the end of our fiscal year and our Executive Vice Chairman and co-founder is on sabbatical through October 2023. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

We believe that our facilities are suitable to meet our current needs. We intend to add new facilities, as necessary, as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
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
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain this action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls.
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
As of February 27, 2023, we had 104 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
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
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Class A common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and Standard & Poor's Information Technology Index ("S&P 500 Information Technology Index"). All values assume a $100 initial investment, and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,000
$800
$600
$400
$200
$0
01/31/2018
01/31/2019
01/31/2020
01/31/2021
01/31/2022
01/31/2023
Okta
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023
Okta	$100	$280	$435	$879	$672	$250
S&P 500 Index	100	98	119	139	172	158
S&P 500 Information Technology Index	100	99	145	199	251	212

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Unregistered Sales of Equity Securities
In connection with conversions of certain convertible notes due in 2023 ("2023 Notes") during the fiscal year ended January 31, 2023, we issued 355,932 shares of our Class A common stock. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holders of the 2023 Notes in the exchange agreements pursuant to which the shares of Class A Common Stock were issued.
Issuer Purchases of Equity Securities
None.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
Overview
Okta is the leading independent identity provider. Our Workforce Identity and Customer Identity Clouds are powered by our category-defining Okta Identity Platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage our Customer Identity and Workforce Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core mission. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of January 31, 2023, more than 17,600 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of January 31, 2023, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing their spending with us through expanding the number of users who access our Workforce Identity and Customer Identity Clouds and up-selling additional products. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 97% of total revenue for fiscal 2023. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.
Acquisition of Auth0
On May 3, 2021, we completed the acquisition of Auth0, Inc. ("Auth0"). The acquisition date fair value, net of acquired cash, was approximately $5,671 million, including shares of our Class A common stock, cash, and assumed equity awards. In addition, we issued unvested restricted stock and assumed unvested equity and

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
restricted cash awards, which are subject to future vesting and will be recorded as expense over the period the services are provided. A portion of the total consideration was held back by us to secure the indemnification obligations of the Auth0 securityholders and was paid in full during fiscal 2023.
Financial Information and Segments
We operate our business as one reportable segment. For fiscal 2023, 2022 and 2021, our revenue was $1,858 million, $1,300 million and $835 million, respectively, representing a growth rate of 43% and 56%, respectively. For fiscal 2023, 2022 and 2021, we generated net losses of $815 million, $848 million and $266 million, respectively. Our accumulated deficit as of January 31, 2023 was $2,475 million.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2023	2022	2021
	(dollars in millions)
Number of customers	17,600	15,000	10,000
Customers with annual contract value ("ACV") above $100,000	3,930	3,100	1,950
Dollar-based net retention rate for the trailing 12 months ended	120%	124%	121%
Current remaining performance obligations	$1,684	$1,351	$842
Remaining performance obligations	$3,007	$2,694	$1,797
Calculated billings	$2,123	$1,718	$976
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2023, we had over 17,600 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in ACV with us was 3,930, 3,100 and 1,950 as of January 31, 2023, 2022 and 2021, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Remaining Performance Obligations ("RPO")
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
Calculated Billings increased 24% in fiscal 2023 over fiscal 2022. See the section titled “Non-GAAP Financial Measures” for additional information and a reconciliation of Calculated Billings to total revenue.
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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities costs (including rent, utilities and depreciation on assets shared by all departments), certain information technology costs and recruiting costs to all departments based on headcount. As such, allocated shared costs are reflected in each of the cost of revenue and operating expense categories. Employee compensation costs reflected in each of the cost of revenue and operating expense categories include salaries, bonuses, compensation related taxes, benefits and stock-based compensation. Additionally included in the sales and marketing expense category are sales commissions and related taxes.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
We intend to continue to invest additional resources in our platform infrastructure and our platform support organizations. We will continue to invest in technology innovation and we anticipate that costs qualifying for capitalization of internal-use software costs and related amortization may fluctuate over time. We expect our investment in technology to expand the capability of our platform enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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
Restructuring and Other Charges. Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits. In addition, restructuring and other charges include certain lease impairment charges.
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt discount (in comparative periods prior to the adoption of Accounting Standards Update ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06")), amortization of debt issuance costs, contractual interest expense for our 2023 Notes, convertible notes due in 2025 ("2025 Notes") and convertible notes due in 2026 ("2026 Notes", together with the 2023 Notes and 2025 Notes, the "Notes"), interest income from our investment holdings, and gains and losses from our strategic investments.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Revenue
Subscription	$1,794	$1,249	$797
Professional services and other	64	51	38
Total revenue	1,858	1,300	835
Cost of revenue
Subscription(1)	464	329	170
Professional services and other(1)	82	67	48
Total cost of revenue	546	396	218
Gross profit	1,312	904	617
Operating expenses
Research and development(1)	620	469	223
Sales and marketing(1)	1,066	771	427
General and administrative(1)	409	432	171
Restructuring and other charges	29	—	—
Total operating expenses	2,124	1,672	821
Operating loss	(812)	(768)	(204)
Interest expense	(11)	(91)	(73)
Interest income and other, net	22	9	13
Loss on early extinguishment and conversion of debt	—	—	(2)
Interest and other, net	11	(82)	(62)
Loss before provision for (benefit from) income taxes	(801)	(850)	(266)
Provision for (benefit from) income taxes	14	(2)	—
Net loss	$(815)	$(848)	$(266)
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Cost of subscription revenue	$69	$49	$21
Cost of professional services and other revenue	14	12	9
Research and development	275	193	63
Sales and marketing	159	136	53
General and administrative	160	176	49
Total stock-based compensation expense	$677	$566	$195

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended January 31,
	2023	2022	2021
Revenue
Subscription	97%	96%	95%
Professional services and other	3	4	5
Total revenue	100	100	100
Cost of revenue
Subscription	25	25	20
Professional services and other	4	5	6
Total cost of revenue	29	30	26
Gross profit	71	70	74
Operating expenses
Research and development	33	36	27
Sales and marketing	58	59	51
General and administrative	22	34	20
Restructuring and other charges	2	—	—
Total operating expenses	115	129	98
Operating loss	(44)	(59)	(24)
Interest expense	(1)	(7)	(9)
Interest income and other, net	2	1	1
Loss on early extinguishment and conversion of debt	—	—	—
Interest and other, net	1	(6)	(8)
Loss before provision for (benefit from) income taxes	(43)	(65)	(32)
Provision for (benefit from) income taxes	1	—	—
Net loss	(44)%	(65)%	(32)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 7, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.okta.com.
Comparison of the Years Ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,794	$1,249	$545	44%
Professional services and other	64	51	13	27
Total revenue	$1,858	$1,300	$558	43%
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%
For fiscal 2023, subscription revenue increased primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. The increase in revenue was attributable to a 17% increase in total customers, from over 15,000 as of January 31, 2022, to over 17,600 as of January 31, 2023, and revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 120% as of January 31, 2023. Additionally, as our acquisition of Auth0 was completed on May 3, 2021, subscription revenue during fiscal 2023 includes twelve months of Auth0 revenue while subscription revenue during fiscal 2022 includes approximately nine months of Auth0 revenue.
For fiscal 2023, professional services revenue increased primarily due to an increase in implementation and other services associated with growth in the number of new customers purchasing our subscription services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$464	$329	$135	41%
Professional services and other	82	67	15	22
Total cost of revenue	$546	$396	$150	38%
Gross profit	$1,312	$904	$408	45%
Gross margin:
Subscription	74%	74%
Professional services and other	(27)	(32)
Total gross margin	71%	70%
For fiscal 2023, cost of subscription revenue increased primarily due to an increase of $69 million in employee compensation costs related to higher headcount to support the growth in our subscription services, an increase of $26 million in third-party hosting costs as we expanded capacity to support our growth, an increase of $17 million in software costs and an increase in amortization of acquired developed technology of $11 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue remained consistent at 74% during fiscal 2023. While our gross margins for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For fiscal 2023, cost of professional services and other revenue increased primarily due to an increase of $11 million in employee compensation costs related to higher headcount.
Our gross margin for professional services and other revenue improved to (27)% during fiscal 2023 from (32)% during fiscal 2022 primarily due to increases in professional services and other revenue at a faster rate than increases in associated costs.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$620	$469	$151	32%
Percentage of revenue	33%	36%
For fiscal 2023, research and development expenses increased primarily due to an increase of $139 million in employee compensation costs related to higher headcount. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing Expenses

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$1,066	$771	$295	38%
Percentage of revenue	58%	59%
For fiscal 2023, sales and marketing expenses increased primarily due to an increase of $217 million in employee compensation costs related to headcount growth, an increase in travel expenses of $19 million, an increase in marketing and event costs of $16 million primarily due to increases in demand generation programs, advertising and brand awareness efforts aimed at acquiring new customers and an increase in amortization expense of $10 million for acquired customer relationships and trade names. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.
General and Administrative Expenses

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$409	$432	$(23)	(5)%
Percentage of revenue	22%	34%
For fiscal 2023, general and administrative expenses decreased primarily due to a decrease in acquisition and integration-related costs of $46 million, partially offset by increases in employee compensation and related costs associated with headcount growth. We expect our general and administrative expenses will increase in absolute dollars as our business grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$29	$—	$29	—%
Percentage of revenue	2%	—%
For fiscal 2023, restructuring and other charges relate to severance and termination benefit costs of $15 million and lease impairment charges of $14 million. See Note 16 to our consolidated financial statements "Restructuring and Other Charges" for additional information.
Interest and Other, Net

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(11)	$(91)	$80	(88)%
Interest income and other, net	22	9	13	126
Interest and other, net	$11	$(82)
For fiscal 2023, the change in interest and other, net was primarily due to a decrease in interest expense resulting from the adoption of ASU 2020-06 and an increase in interest income from our short-term investments. We expected interest income from our short-term investments to continue to increase as a result of increasing interest rates.
Provision for (Benefit from) Income Taxes

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$14	$(2)	$16	(1,158)%
For fiscal 2023, income tax expense resulted primarily from income from profitable foreign jurisdictions, the tax impact of shortfalls from stock-based compensation in the United Kingdom, and state taxes.
For fiscal 2022, the income tax benefit resulted from the release of valuation allowance in the United States in connection with acquisitions and excess tax benefits from stock-based compensation in the United Kingdom, offset by income tax expense related to profitable foreign jurisdictions.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial measures, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
We periodically reassess the components of our Non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and consider the use of these measures by our competitors and peers to ensure the adjustments remain relevant and meaningful.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define Non-GAAP gross profit and Non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense included in cost of revenue, amortization of acquired intangibles and acquisition and integration-related expenses. Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of the transaction close.

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Gross profit	$1,312	$904	$617
Add:
Stock-based compensation expense included in cost of revenue	83	61	30
Amortization of acquired intangibles	46	34	7
Acquisition and integration-related expenses	1	2	—
Non-GAAP gross profit	$1,442	$1,001	$654
Gross margin	71%	70%	74%
Non-GAAP gross margin	78%	77%	78%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define Non-GAAP operating income (loss) and Non-GAAP operating margin as GAAP operating loss and GAAP operating margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses and restructuring costs related to severance and termination benefits and lease impairments in connection with the closing of certain leased facilities. Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of the transaction close.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In fiscal 2023, we updated our definition of Non-GAAP operating income (loss) and Non-GAAP operating margin to include restructuring costs as defined in the preceding paragraph.

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Operating loss	$(812)	$(768)	$(204)
Add:
Stock-based compensation expense	677	566	195
Non-cash charitable contributions	4	8	9
Amortization of acquired intangibles	85	64	7
Acquisition and integration-related expenses	7	56	—
Restructuring costs	29	—	—
Non-GAAP operating income (loss)	$(10)	$(74)	$7
Operating margin	(44)%	(59)%	(24)%
Non-GAAP operating margin	(1)%	(6)%	1%
Non-GAAP Net Income (Loss), Non-GAAP Net Margin and Non-GAAP Net Income (Loss) Per Share, Basic and Diluted
We define Non-GAAP net income (loss) and Non-GAAP net margin as GAAP net loss and GAAP net margin, adjusted for stock-based compensation expense, non-cash charitable contributions, amortization of acquired intangibles, acquisition and integration-related expenses, amortization of debt discount, amortization of debt issuance costs, loss on early extinguishment and conversion of debt and restructuring costs related to severance and termination benefits and lease impairments in connection with the closing of certain leased facilities. Acquisition and integration-related expenses include transaction costs and other non-recurring incremental costs incurred through the one-year anniversary of the transaction close.
In fiscal 2023, we updated our definition of Non-GAAP net income (loss) and Non-GAAP net margin to include restructuring costs as defined in the preceding paragraph.
We define Non-GAAP net income (loss) per share, basic, as Non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted.
We define Non-GAAP net income (loss) per share, diluted, as Non-GAAP net income (loss) divided by GAAP weighted-average shares used to compute net loss per share, basic and diluted adjusted for the potentially dilutive effect of (i) employee equity incentive plans, excluding the impact of unrecognized stock-based compensation expense, and (ii) convertible senior notes outstanding and related warrants. In addition, Non-GAAP net income (loss) per share, diluted, includes the impact of our note hedge and capped call agreements on convertible senior notes outstanding, as applicable. The note hedge and capped call agreements are intended to offset potential dilution to our Class A common stock upon any conversion or settlement of the convertible senior notes under certain circumstances. Accordingly, we did not record any adjustments for the potential impact of the convertible senior notes outstanding under the if-converted method.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions, shares in thousands, except per share data)
Net loss	$(815)	$(848)	$(266)
Add:
Stock-based compensation expense	677	566	195
Non-cash charitable contributions	4	8	9
Amortization of acquired intangibles	85	64	7
Acquisition and integration-related expenses	7	56	—
Amortization of debt discount and debt issuance costs	6	86	69
Loss on early extinguishment and conversion of debt	—	—	2
Restructuring costs	29	—	—
Non-GAAP net income (loss)	$(7)	$(68)	$16
Net margin	(44)%	(65)%	(32)%
Non-GAAP net margin	—%	(5)%	2%

Weighted-average shares used to compute net loss per share, basic and diluted	158,023	148,036	127,212
Non-GAAP weighted-average effect of potentially dilutive securities	—	—	15,171
Non-GAAP weighted-average shares used to compute non-GAAP net income (loss) per share, diluted	158,023	148,036	142,383

Net loss per share, basic and diluted	$(5.16)	$(5.73)	$(2.09)
Non-GAAP net income (loss) per share, basic	$(0.04)	$(0.46)	$0.13
Non-GAAP net income (loss) per share, diluted	$(0.04)	$(0.46)	$0.11
Free Cash Flow and Free Cash Flow Margin
We define Free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of sales proceeds, and capitalized internal-use software costs. Free cash flow margin is calculated as Free cash flow divided by total revenue.

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Net cash provided by operating activities	$86	$104	$128
Less:
Purchases of property and equipment	(12)	(13)	(13)
Capitalization of internal-use software costs	(9)	(4)	(4)
Free cash flow	$65	$87	$111
Net cash used in investing activities	$(130)	$(367)	$(1,305)
Net cash provided by financing activities	$48	$89	$1,092
Free cash flow margin	3%	7%	13%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Calculated Billings
We define Calculated Billings as total revenue plus the change in deferred revenue, net of acquired deferred revenue, and less the change in unbilled receivables, net of acquired unbilled receivables, in the period.

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Total revenue	$1,858	$1,300	$835
Add:
Deferred revenue (end of period)	1,260	996	514
Unbilled receivables (beginning of period)	3	3	1
Acquired unbilled receivables	—	2	—
Less:
Deferred revenue (beginning of period)	(996)	(514)	(371)
Unbilled receivables (end of period)	(2)	(3)	(3)
Acquired deferred revenue	—	(66)	—
Calculated Billings	$2,123	$1,718	$976
Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,580 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
In February 2018, we completed our private offering of the 2023 Notes due on February 15, 2023 and received aggregate proceeds of $345 million. Nearly all of the 2023 Notes have been repurchased or converted as of January 31, 2023. The interest rate on the 2023 Notes is fixed at 0.25% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In connection with the issuance of the 2023 Notes, we used a portion of the proceeds to enter into convertible note hedges ("Note Hedges") with respect to our Class A common stock. The cost of the Note Hedges was partially offset by proceeds from the sale of warrants to purchase shares of our Class A common stock ("Warrants") in connection with the issuance of the 2023 Notes.
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. Concurrent with the private offering of the 2025 Notes, we repurchased a portion of the 2023 Notes and terminated a portion of our existing Note Hedges and Warrants.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock. Concurrent with the private offering of the 2026 Notes, we repurchased a portion of the 2023 Notes and terminated a portion of our existing Note Hedges and Warrants.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
On May 3, 2021, we completed the acquisition of Auth0. In connection with this acquisition, consideration included cash of $150 million, net of cash acquired of $107 million, and approximately 19 million shares of our common stock with an estimated fair value of $5,176 million. In addition, we assumed outstanding employee equity awards with vested fair value of $238 million.
On August 2, 2021, we completed the acquisition of Townsend Street Labs, Inc. ("atSpoke"), providing total cash consideration, net of cash acquired of $79 million. Of this amount, $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and will be paid within 18 months of the closing date.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, we had deferred revenue of $1,260 million, of which $1,242 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Net cash provided by operating activities	$86	$104	$128
Net cash used in investing activities	(130)	(367)	(1,305)
Net cash provided by financing activities	48	89	1,092
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(6)	(2)	2
Net decrease in cash, cash equivalents and restricted cash	$(2)	$(176)	$(83)
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
During fiscal 2023, cash provided by operating activities was $86 million, decreasing by $18 million compared to fiscal 2022. The decrease was primarily attributable to an increase in cash paid to employees and vendors, partially offset by an increase in cash received from customers.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Investing Activities
During fiscal 2023, cash used in investing activities was $130 million, decreasing by $237 million compared to fiscal 2022. The decrease was primarily attributable to a decrease in payments for business acquisitions, net of cash acquired, and a decrease in cash used from net investment purchases, sales, and maturities.
Financing Activities
During fiscal 2023, cash provided by financing activities was $48 million, decreasing by $41 million compared to fiscal 2022. The decrease was primarily attributable to a decrease in proceeds from the exercise of stock options and a decrease in proceeds from employee purchases under our employee stock purchase plan ("ESPP").
Material Cash Requirements
Contractual Obligations
The following table represents the Company’s known short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of January 31, 2023:

	Short-term	Long-term	Total
	(dollars in millions)
Convertible Senior Notes:(1)
Principal payments	$—	$2,210	$2,210
Interest payments	6	13	19
Operating leases(2)	43	160	203
Purchase obligations(3)	237	361	598
Total contractual obligations	$286	$2,744	$3,030
(1) See Note 9 to our consolidated financial statements "Convertible Senior Notes, Net" for additional information.
(2) See Note 10 to our consolidated financial statements "Leases" for additional information.
(3) Purchase obligations primarily relate to data center hosting facilities, and other sales and marketing obligations.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No material demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Income Taxes
Income taxes are accounted for in accordance with the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, within the carry-back or carry-forward periods available under the applicable tax law. In assessing the need for a valuation allowance, we consider available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Our judgment regarding future estimates may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our provision for income taxes would increase or decrease in the period in which the assessment is changed.
Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. Significant judgment is required in determining the technical merits of an uncertain tax position, such as taking into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made.
Business Combinations
When we acquire a business, the purchase price is allocated to the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to:
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
Loss Contingencies
We evaluate contingent liabilities, including threatened or pending litigation, and make provisions for such liabilities when it is both probable that a loss has been incurred and its amount can be reasonably estimated. Because of uncertainties inherent in litigation, we base our estimate and accrue the liabilities, if any, on the information available at the time of our assessment. Significant judgment is required to determine both the probability and the estimated amount of loss given such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Developments in these matters could affect the amount of any liability we may accrue. As additional information becomes available, we may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position. Further, until the final resolution of any such matter, there may be a loss exposure in excess of the liability recognized and such amount could be significant.
Revenue Recognition
We derive our revenues primarily from subscription fees and professional services fees. A description of our revenue recognition policies is included in Note 2 to our consolidated financial statements "Summary of Significant Accounting Policies."
Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price of the contract is allocated to the separate performance obligations on a relative standalone selling price basis. Evaluating customer contracts with multiple performance obligations and complex terms may require significant judgment in identifying the distinct performance obligations.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2023, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,580 million as of January 31, 2023, of which $2,449 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In February 2018, we issued the 2023 Notes due February 15, 2023 with a principal amount of $345 million, of which $224 million and $70 million were repurchased in September 2019 and June 2020, respectively. Concurrently with the issuance of the 2023 Notes, we entered into separate Note Hedges and Warrant transactions, a portion of which were terminated in September 2019 and June 2020 in connection with the partial repurchases of the 2023 Notes. The Note Hedges were completed to reduce the potential dilution from the conversion of the 2023 Notes. Additionally, through January 31, 2023, we received and completed requests to convert approximately $51 million principal amount of 2023 Notes (not in connection with the partial repurchases of the 2023 Notes) and exercised and net-share-settled Note Hedges corresponding to approximately $45 million principal amount of 2023 Notes.
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Okta, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
March 3, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
San Jose, California
March 3, 2023

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	As of January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$264	$260
Short-term investments	2,316	2,242
Accounts receivable, net of allowances of $8 and $4	481	398
Deferred commissions	92	75
Prepaid expenses and other current assets	76	66
Total current assets	3,229	3,041
Property and equipment, net	59	65
Operating lease right-of-use assets	122	148
Deferred commissions, noncurrent	210	191
Intangible assets, net	241	317
Goodwill	5,400	5,401
Other assets	46	43
Total assets	$9,307	$9,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12	$20
Accrued expenses and other current liabilities	112	90
Accrued compensation	99	144
Convertible senior notes, net	—	16
Deferred revenue	1,242	973
Total current liabilities	1,465	1,243
Convertible senior notes, net, noncurrent	2,193	1,816
Operating lease liabilities, noncurrent	142	171
Deferred revenue, noncurrent	18	23
Other liabilities, noncurrent	23	31
Total liabilities	3,841	3,284
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2023 and 2022.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 154,009 and 149,624 shares issued and outstanding as of January 31, 2023 and 2022, respectively.	—	—
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 7,300 and 6,978 shares issued and outstanding as of January 31, 2023 and 2022, respectively.	—	—
Additional paid-in capital	7,974	7,750
Accumulated other comprehensive loss	(33)	(12)
Accumulated deficit	(2,475)	(1,816)
Total stockholders’ equity	5,466	5,922
Total liabilities and stockholders’ equity	$9,307	$9,206

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue
Subscription	$1,794	$1,249	$797
Professional services and other	64	51	38
Total revenue	1,858	1,300	835
Cost of revenue
Subscription	464	329	170
Professional services and other	82	67	48
Total cost of revenue	546	396	218
Gross profit	1,312	904	617
Operating expenses
Research and development	620	469	223
Sales and marketing	1,066	771	427
General and administrative	409	432	171
Restructuring and other charges	29	—	—
Total operating expenses	2,124	1,672	821
Operating loss	(812)	(768)	(204)
Interest expense	(11)	(91)	(73)
Interest income and other, net	22	9	13
Loss on early extinguishment and conversion of debt	—	—	(2)
Interest and other, net	11	(82)	(62)
Loss before provision for (benefit from) income taxes	(801)	(850)	(266)
Provision for (benefit from) income taxes	14	(2)	—
Net loss	$(815)	$(848)	$(266)

Net loss per share, basic and diluted	$(5.16)	$(5.73)	$(2.09)

Weighted-average shares used to compute net loss per share, basic and diluted	158,023	148,036	127,212

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(815)	$(848)	$(266)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(12)	(14)	1
Foreign currency translation adjustments	(9)	(3)	3
Other comprehensive income (loss)	(21)	(17)	4
Comprehensive loss	$(836)	$(865)	$(262)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2020	113,990	$—	8,648	$—	$1,106	$1	$(702)	$405
Issuance of common stock upon exercise of stock options and other activity, net	4,114	—	254	—	46	—	—	46
Issuance of common stock under employee stock purchase plan, net of cancellations	247	—	—	—	26	—	—	26
Issuance of common stock for settlement of restricted stock units	2,109	—	—	—	—	—	—	—
Issuance of common stock for bonus settlement	86	—	—	—	10	—	—	10
Issuance of common stock pursuant to charitable donation	43	—	—	—	9	—	—	9
Conversion of Class B common stock to Class A common stock	743	—	(743)	—	—	—	—	—
Exercise of hedges related to convertible senior notes	(168)	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	306	—	—	306
Equity component of early extinguishment and conversion of convertible senior notes	1,660	—	—	—	70	—	—	70
Proceeds from hedges related to convertible senior notes	—	—	—	—	195	—	—	195
Payments for warrants related to convertible senior notes	—	—	—	—	(175)	—	—	(175)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	—	197	—	—	197
Other comprehensive income	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(266)	(266)
Balances as of January 31, 2021	122,824	$—	8,159	$—	$1,656	$5	$(968)	$693
Issuance of common stock in connection with business combinations	19,190	—	—	—	5,409	—	—	5,409
Issuance of common stock in connection with business combinations subject to future vesting	1,269	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	2,552	—	2	—	54	—	—	54
Issuance of common stock under employee stock purchase plan, net of cancellations	186	—	—	—	36	—	—	36
Issuance of common stock for settlement of restricted stock units	2,294	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	30	—	—	—	7	—	—	7
Conversion of Class B common stock to Class A common stock	1,183	—	(1,183)	—	—	—	—	—
Equity component of early extinguishment and conversion of convertible senior notes	476	—	—	—	21	—	—	21
Proceeds from hedges related to convertible senior notes	(380)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	567	—	—	567
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(848)	(848)
Balances as of January 31, 2022	149,624	$—	6,978	$—	$7,750	$(12)	$(1,816)	$5,922

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Adjustments from adoption of ASU 2020-06	—	—	—	—	(528)	—	156	(372)
Forfeiture of unvested common stock issued in connection with business combinations	(14)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	965	—	451	—	17	—	—	17
Issuance of common stock under employee stock purchase plan, net of cancellations	492	—	—	—	31	—	—	31
Issuance of common stock for settlement of restricted stock units	2,555	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	42	—	—	—	4	—	—	4
Conversion of Class B common stock to Class A common stock	129	—	(129)	—	—	—	—	—
Settlement of convertible senior notes	356	—	—	—	17	—	—	17
Proceeds from hedges related to convertible senior notes	(140)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	683	—	—	683
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(815)	(815)
Balances as of January 31, 2023	154,009	$—	7,300	$—	$7,974	$(33)	$(2,475)	$5,466
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(815)	$(848)	$(266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	677	566	195
Depreciation, amortization and accretion	114	108	37
Amortization of debt discount and issuance costs	6	86	68
Amortization of deferred commissions	84	57	40
Deferred income taxes	7	(6)	(1)
Non-cash charitable contributions	4	7	9
Lease impairment charges	14	—	3
Loss on early extinguishment and conversion of debt	—	—	2
(Gain) loss on strategic investments	(1)	(8)	1
Other, net	3	2	2
Changes in operating assets and liabilities:
Accounts receivable	(87)	(175)	(66)
Deferred commissions	(122)	(171)	(81)
Prepaid expenses and other assets	(13)	(7)	(13)
Operating lease right-of-use assets	27	23	19
Accounts payable	(6)	7	4
Accrued compensation	(44)	50	44
Accrued expenses and other liabilities	8	21	6
Operating lease liabilities	(34)	(24)	(17)
Deferred revenue	264	416	142
Net cash provided by operating activities	86	104	128
Cash flows from investing activities:
Capitalization of internal-use software costs	(9)	(4)	(4)
Purchases of property and equipment	(12)	(13)	(13)
Purchases of securities available for sale and other	(1,411)	(1,847)	(2,029)
Proceeds from maturities and redemption of securities available for sale	1,308	1,482	535
Proceeds from sales of securities available for sale and other	—	230	206
Payments for business acquisitions, net of cash acquired	(4)	(215)	—
Purchase of intangible assets	(2)	—	—
Net cash used in investing activities	(130)	(367)	(1,305)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,135
Proceeds from hedges related to convertible senior notes	—	—	195
Payments for warrants related to convertible senior notes	—	—	(175)
Purchases of capped calls related to convertible senior notes	—	—	(134)
Proceeds from stock option exercises, net of repurchases	17	53	45
Proceeds from shares issued in connection with employee stock purchase plan	31	36	26
Net cash provided by financing activities	48	89	1,092
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(6)	(2)	2
Net decrease in cash, cash equivalents and restricted cash	(2)	(176)	(83)
Cash, cash equivalents and restricted cash at beginning of year	273	449	532
Cash, cash equivalents and restricted cash at end of year	$271	$273	$449

	Year Ended January 31,
	2023	2022	2021
Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$6	$6	$4
Income taxes	8	3	1
Non-cash investing and financing activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	—	5,409	—
Issuance of common stock for repurchases and conversions of convertible senior notes	47	126	308
Benefit from exercise of hedges related to convertible senior notes	18	92	37
Operating lease right-of-use assets exchanged for lease liabilities	11	22	46
Issuance of common stock for bonus settlement	—	—	10
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$264	$260	$435
Restricted cash, current included in prepaid expenses and other current assets	—	5	5
Restricted cash, noncurrent included in other assets	7	8	9
Total cash, cash equivalents and restricted cash	$271	$273	$449
See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity provider. The Company's Workforce Identity and Customer Identity Clouds are powered by the Company's Identity Platform enabling customers to securely connect the right people to the right technologies and services at the right time, and developers to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core mission. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The Company conducts business globally and is managed, operated and organized by major functional departments that operate on a consolidated basis. As result, the Company operates in one reportable segment.
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
Certain reclassifications of components of prior period operating cash flows have been made in the consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no impact on the aggregate cash flow classifications as previously reported.
In fiscal 2023, the Company elected to change its presentation of dollars from thousands to millions. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience and on other assumptions that management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the valuation of deferred income tax assets, uncertain tax positions, assets and liabilities acquired in business combinations, and loss contingencies related to litigation.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other, net in the consolidated statements of operations and were not material in fiscal 2023, 2022 or 2021. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.
2. Summary of Significant Accounting Policies
Revenue Recognition
Revenue is derived from subscription fees (which include support fees) and professional services fees. The Company sells subscriptions to its platform through arrangements that are generally one to five years in length. The arrangements are generally non-cancellable and non-refundable. Furthermore, if a customer reduces the contracted

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
usage or service level, the customer has no right of refund. The subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. This revenue recognition policy is consistent for sales generated directly with customers and sales generated indirectly through channel partners.
Revenue recognition is determined through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.
The Company recognizes revenue net of any applicable value added or sales tax.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.
Professional Services Revenue
Professional services principally consist of customer-specific requests for application integrations, user interface enhancements and other customer-specific requests. Revenue for professional services is recognized as services are performed in proportion to their pattern of transfer.
Contracts with Multiple Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis.
The Company determines SSP based on observable, if available, prices for those related services when sold separately. When such observable prices are not available, the Company determines SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables. Pricing objectives, market conditions or other factors may change in the future resulting in changes to standalone selling prices that could impact the timing or amount of revenue recognition.
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
Deferred Commissions
Sales commissions earned by the Company’s sales force are generally considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which is determined to be generally five years. The Company determined the period of benefit by taking into consideration the terms of its customer contracts, its technology and other factors.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts and incremental sales to existing customers) are deferred and then amortized on a straight-line basis over the related period of benefit, which is generally two years, as determined by considering the average contractual term for renewal contracts.
Sales commissions capitalized as contract costs totaled $121 million and $171 million in fiscal 2023 and 2022, respectively. Amortization of contract costs was $84 million, $57 million and $40 million in fiscal 2023, 2022 and 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Research and Development
Research and development expense incurred in the normal course of business is expensed as incurred.
Software Development Costs
Qualifying internally-developed software development costs, including the associated stock-based compensation expenses, are capitalized during the application development stage, as long as management has authorized and committed to funding the project, it is probable the project will be completed and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in Intangible assets, net on the consolidated balance sheets and are amortized on a straight-line basis over an expected useful life of 3 years.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $77 million, $79 million, and $33 million in fiscal 2023, 2022 and 2021, respectively.
Restructuring and Other Charges
Restructuring generally includes significant actions involving employee-related severance charges, facilities consolidation and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. These charges are reflected in the period when both the actions are probable, at the balance sheet date, and the amounts are reasonably estimable. Right-of-use asset impairments are recognized on the date the premises have been vacated or the Company have ceased-use of the leased facilities.

Actual results may differ from the Company's estimates and assumptions. Restructuring liabilities are classified in accrued expenses and other current liabilities in the consolidated balance sheets.
Stock-Based Compensation
The Company's equity incentive plans provide for granting stock options, restricted stock units ("RSUs"), restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense related to stock awards (including stock options, RSUs, market-based RSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense over the requisite service period.
The fair value of each option and ESPP awards are estimated on the grant date using the Black-Scholes option pricing model which requires the use of various assumptions, including the expected term of the award, the expected volatility of the price of the underlying common stock, risk-free interest rates, and expected dividend yield

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of the underlying common stock. Stock-based compensation expense is recognized following the straight-line attribution method over the requisite service period for options, and over the offering period for ESPP awards. The expected term of the Company’s stock options granted to employees has been determined utilizing the simplified method due to lack of historical exercise data. The expected volatility has been determined using a weighted-average of the historical volatility measures of a group of guideline companies and the Company's own historical volatility. The risk-free interest rate used is based on the U.S. Treasury yield in effect at the time of grant for a period consistent with the expected term of the award. The expected dividend is assumed to be zero as the Company has never declared or paid any cash dividends and do not currently intend to declare dividends in the foreseeable future.
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.
The fair value of each market-based RSU award is measured using a Monte Carlo simulation valuation model which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. Stock-based compensation expense for awards with market conditions is recognized over the requisite service period using the accelerated attribution method and is not reversed if the market condition is not met.
The assumptions used to determine the fair value of the stock awards represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment. Forfeitures are accounted for as they occur.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carry forwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers all positive and negative evidence in evaluating the Company’s ability to realize its deferred tax assets, for example its historical results and forecasts of future ability to realize its deferred tax assets, including forecasts of future taxable income by jurisdiction. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in the provision for income taxes in the period that includes the enactment date.
The Company does not provide for income taxes on undistributed earnings of subsidiaries that are intended to be indefinitely reinvested. Where the Company does not intend to indefinitely reinvest subsidiary earnings, income and withholding taxes, as applicable, are provided on such undistributed earnings.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company determines if the weight of available evidence indicates that it is more likely than not that a tax position will be sustained on tax audit, assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The tax benefit is then measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The reserves for uncertain tax positions are adjusted as facts and circumstances change, for example on closing of a tax audit, expiration of statutes of limitation on potential assessments or refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such a determination is made. The provisions for income taxes include the impact of reserves for uncertain tax positions, along with the related interest and penalties.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2023 and 2022.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 31, 2023 and 2022, the Company's long-term restricted cash balance was $7 million and $8 million, respectively, primarily related to letters of credit for its facility lease agreements.
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
Available-for-sale securities are recorded at fair value each reporting period and are periodically evaluated for impairment. For unrealized losses in securities that the Company intends to hold and will not more likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors.
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
Strategic Investments
The Company's strategic investments consist primarily of equity investments in privately held companies and are included in Other assets on the consolidated balance sheets. Investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured using the measurement alternative. In applying the measurement alternative, the Company adjusts the carrying values of strategic investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Additionally, the Company evaluates its strategic investments at least quarterly for impairment. Adjustments and impairments are recorded in Interest and other, net on the consolidated statements of operations.
In determining the estimated fair value of its strategic investments in privately held companies, the Company uses the most recent and available data. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires significant Company judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. These allowances are based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Amounts deemed uncollectible are recorded as an allowance in the consolidated balance sheets with an offsetting decrease in deferred revenue or a charge to general and administrative expense in the consolidated statements of operations.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Business Combinations
Business combinations are accounted for under the acquisition method of accounting, which requires the acquired assets, including separately identifiable intangible assets, and assumed liabilities to be recorded as of the acquisition date at their respective estimated fair values. Any excess of the purchase price over the fair value of the assets acquired, including separately identifiable intangible assets and liabilities assumed, is recorded as goodwill.

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods. The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill amounts are not amortized. Goodwill is tested for impairment annually on the first day of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company operates as a single operating segment.
Management has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment, and perform the quantitative assessment. No goodwill impairments were recorded during the years presented.
Long-lived assets, such as property and equipment and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2029. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on the more readily determinable of either the rate implicit in the lease or the incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the consolidated balance sheet. The estimation of the incremental borrowing rate is based on an estimate of the Company's unsecured borrowing rate for its Notes, adjusted for tenor and collateralized security features. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For leases with a lease term of 12 months or less ("short-term leases"), rent expense is recorded in the consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Loss Contingencies
The Company is periodically involved in various legal claims and proceedings. The Company routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, the Company records a liability for the estimated loss. If either or both of the criteria for recording the liability are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss may have been incurred, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. Because of inherent uncertainties related to these legal matters, the Company bases its loss accruals on the best information available at the time. As additional information becomes available, the Company reassesses its potential liability and may review its estimates. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates.

Concentrations of Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's short-term investments are primarily intended to facilitate liquidity and capital preservation and consist predominately of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The Company's policy is designed to limit exposure from any particular issuer or institution.
Credit risk arising from accounts receivable is mitigated due to the large number of customers and their dispersion across various industries and geographies. For the periods presented, there were no customers that represented more than 10% of the Company's accounts receivable balance or total revenue.
The Company serves customers and users from data center facilities located across various different physical locations, such as the U.S., Europe and Asia-Pacific, most of which are operated by a single third party. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company's service could be significantly interrupted, resulting in an adverse effect on its operating results and financial condition.
Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for potentially dilutive securities as they do not share in losses. The diluted net loss per share attributable to common

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested RSUs, unvested common stock and restricted stock issued in connection with certain business combinations, convertible senior notes and warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. The rights of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 15 for additional details.
Recently Adopted Accounting Pronouncements
ASU No. 2020-06
The Company adopted ASU 2020-06, effective February 1, 2022, using the modified retrospective method. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
The new guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, no longer requires separately presenting in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into income as interest expense over the life of the instrument. Instead, the convertible debt instrument is accounted for wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the guidance requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which is consistent with the Company’s accounting treatment prior to the adoption of the new guidance.
The Company recognized a cumulative effect of initially applying the guidance as an adjustment to the February 1, 2022 opening balance of accumulated deficit. Due to the elimination of the equity conversion component of the Company’s convertible senior notes outstanding as of February 1, 2022, additional paid-in capital was reduced. The elimination of the equity conversion component had the effect of increasing the Company’s net debt balance. The reduction of other liabilities is related to changes to the Company’s deferred tax liabilities.
The adoption of the new guidance resulted in the following changes to the Company’s consolidated balance sheet as of February 1, 2022:

	Balance at January 31, 2022	Adjustments from Adoption of ASU 2020-06	Balance at February 1, 2022
	(dollars in millions)
Liabilities
Convertible senior notes, net	$16	$1	$17
Convertible senior notes, net, noncurrent	1,816	372	2,188
Other liabilities, noncurrent	31	(1)	30
Stockholders’ equity
Additional paid-in capital	7,750	(528)	7,222
Accumulated deficit	(1,816)	156	(1,660)
In addition, the adoption of the new guidance resulted in a decrease in reported net interest expense of approximately $85 million and a decrease in basic and diluted net loss per share of $0.54 in fiscal 2023.
ASU No. 2021-08
The Company adopted the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), effective February 1, 2022, on a prospective basis. The update requires contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with the latest revenue guidance. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ASU No. 2021-04
The Company adopted the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), effective February 1, 2022, on a prospective basis. The new guidance addresses specific guidance related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
3. Business Combinations
Acquisition of Auth0
On May 3, 2021, the Company acquired all outstanding shares of privately-held Auth0, an Identity-as-a-Service company. Total consideration transferred for Auth0 was $5,671 million, including approximately 19 million shares of common stock valued at $5,176 million, cash of $257 million, and assumed outstanding equity awards with vested fair value of $238 million. Cash consideration of $4 million and approximately 1 million shares valued at $295 million were held back as partial security for post-closing true-up adjustments as well as any indemnification claims made within one year of the acquisition date. The consideration held back was paid in full during fiscal 2023. The Company incurred $29 million of acquisition-related costs, which were recorded as general and administrative expenses in its consolidated statement of operations in fiscal 2022.
The transaction was accounted for as a business combination. The total purchase price of $5,671 million was allocated to the tangible and identifiable intangible assets and liabilities based on their estimated fair values. The excess of purchase consideration over the fair value of the assets acquired and liabilities assumed was $5,290 million and was recorded as goodwill.
Acquisition of atSpoke
On August 2, 2021, the Company acquired all issued and outstanding capital stock of privately-held atSpoke, a modern workplace operations platform. The acquisition date cash consideration for atSpoke was approximately $79 million, of which $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and was paid within 18 months of the closing date.
The Company recorded $18 million for developed technology intangible assets with an estimated useful life of 3 years and recorded $62 million of goodwill. The Company incurred $1 million of acquisition-related costs, which were recorded as general and administrative expenses in its consolidated statement of operations in fiscal 2022.

4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Short-term investments:
U.S. treasury securities	2,207	—	(22)	2,185
Corporate debt securities	133	—	(2)	131
Total short-term investments	2,340	—	(24)	2,316
Total	$2,473	$—	$(24)	$2,449

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Cash equivalents:
Money market funds	$152	$—	$—	$152
Total cash equivalents	152	—	—	152
Short-term investments:
U.S. treasury securities	1,922	—	(9)	1,913
Corporate debt securities	331	—	(2)	329
Total short-term investments	2,253	—	(11)	2,242
Total	$2,405	$—	$(11)	$2,394
All short-term investments were designated as available-for-sale securities as of January 31, 2023 and 2022.
The following table presents the contractual maturities of the Company's short-term investments:

	As of January 31, 2023
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$2,097	$2,076
Due between one to five years	243	240
Total	$2,340	$2,316
Interest receivable of $10 million and $6 million is included in Prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2023 and 2022, respectively.
The following table presents the fair values and unrealized losses related to the Company's investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2023:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in millions)
U.S. treasury securities	$1,204	$(9)	$846	$(13)	$2,050	$(22)
Corporate debt securities	13	—	114	(2)	127	(2)
Total	$1,217	$(9)	$960	$(15)	$2,177	$(24)
The Company had 159 and 193 short-term investments in unrealized loss positions as of January 31, 2023 and 2022, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of January 31, 2023 and 2022.
Strategic Investments
Strategic investments primarily include equity investments in privately held companies, which do not have a readily determinable fair value. As of January 31, 2023 and 2022, the balance of strategic investments was $25 million and $15 million, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements
Financial assets are measured at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
 Three levels of inputs may be used to measure as follows:
Level 1—Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2—Valuations based on other inputs that are directly or indirectly observable in the marketplace.
Level 3—Valuations based on unobservable inputs that are supported by little or no market activity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about financial assets that were measured at fair value on a recurring basis using the above input categories:

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Assets:
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Short-term investments:
U.S. treasury securities	—	2,185	—	2,185
Corporate debt securities	—	131	—	131
Total short-term investments	—	2,316	—	2,316
Total cash equivalents and short-term investments	$133	$2,316	$—	$2,449

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Assets:
Cash equivalents:
Money market funds	$152	$—	$—	$152
Total cash equivalents	152	—	—	152
Short-term investments:
U.S. treasury securities	—	1,913	—	1,913
Corporate debt securities	—	329	—	329
Total short-term investments	—	2,242	—	2,242
Total cash equivalents and short-term investments	$152	$2,242	$—	$2,394
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value Measurements of Other Financial Instruments
The following table presents the principal amounts and estimated fair values of financial instruments that are not recorded at fair value on the consolidated balance sheets:

	As of January 31, 2023
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 convertible senior notes	$1,060	$933
2026 convertible senior notes	$1,150	$981
The Notes are recorded at face value less unamortized debt issuance costs (See Note 9 for additional details). The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
6. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2023 and 2022, goodwill was $5,400 million and $5,401 million, respectively. No goodwill impairments were recorded during fiscal 2023, 2022 and 2021.
Intangible Assets, net
Intangible assets consisted of the following:

	As of January 31, 2023
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Capitalized internal-use software costs	$48	$(28)	$20
Purchased developed technology	220	(93)	127
Customer relationships	141	(62)	79
Trade name	21	(7)	14
Software licenses	1	—	1
	$431	$(190)	$241

	As of January 31, 2022
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Capitalized internal-use software costs	$36	$(24)	$12
Purchased developed technology	220	(48)	172
Customer relationships	141	(26)	115
Trade name	21	(3)	18
	$418	$(101)	$317

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of January 31,
	2023	2022
Purchased developed technology	3.0 years	4.0 years
Customer relationships	3.4 years	4.0 years
Trade name	3.3 years	4.3 years
As of January 31, 2023, estimated remaining amortization expense for the intangible assets by fiscal year was as follows:

Remaining Amortization
(dollars in millions)
2024	$84
2025	72
2026	63
2027	20
2028	2
Thereafter	—
Total	$241
Amortization expense of intangible assets was $93 million, $69 million and $11 million in fiscal 2023, 2022 and 2021, respectively.
7. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of January 31,
	2023	2022
	(dollars in millions)
Computers and equipment	$—	$1
Furniture and fixtures	19	17
Leasehold improvements	88	82
Property and equipment, gross	107	100
Less accumulated depreciation	(48)	(35)
Property and equipment, net	$59	$65
Depreciation expense was $12 million in fiscal 2023 and 2022, and $9 million in fiscal 2021.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2023	2022
	(dollars in millions)
Accrued expenses	$67	$48
Accrued taxes payable	5	7
Operating lease liabilities	32	27
Other	8	8
Accrued expenses and other current liabilities	$112	$90
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2023	2022
	(dollars in millions)
Deferred tax liabilities	$12	$9
Other	11	22
Other liabilities, noncurrent	$23	$31
8. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during fiscal 2023 and 2022 included $952 million and $495 million, respectively, from deferred revenue balances at the beginning of the respective periods. Professional services and other revenue recognized in fiscal 2023 and 2022 from deferred revenue balances at the beginning of the respective periods was $14 million and $7 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,007 million as of January 31, 2023. Of this amount, the Company expects to recognize revenue of approximately $1,684 million, or 56%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of January 31, 2023 were not material.
9. Convertible Senior Notes, Net
2023 Convertible Senior Notes
The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.25% per year. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The outstanding 2023 Notes matured on February 15, 2023.
The terms of the 2023 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the "2023 Indenture"). Upon conversion, the 2023 Notes may be settled in

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
The 2023 Notes are convertible at an initial conversion rate of 20.6795 shares of Class A common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $48.36 per share of Class A common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2023 Indenture. As of January 31, 2023, an immaterial amount of 2023 Notes remained outstanding.
During fiscal 2023, the Company issued approximately 0.4 million shares of Class A common stock and paid an immaterial amount in cash to settle approximately $17 million principal amount of 2023 Notes.
As of January 31, 2023, the effective interest rate on the 2023 Notes was 0.85%. As of January 31, 2022 and 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2023 Notes was 5.68%. Interest expense recognized related to the 2023 Notes was immaterial during fiscal 2023, 2022 and 2021.
The net carrying amount of the 2023 Notes consisted of the following:

	As of January 31, 2023	As of January 31, 2022
	(dollars in millions)
Liability component:
Principal	$—	$17
Less: unamortized debt issuance costs and debt discount(1)	—	(1)
Net carrying amount	$—	$16

Equity component:(1)
2023 Notes	$—	$4
Less: issuance costs	—	—
Carrying amount of the equity component(2)	$—	$4
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated. (2) Included in the January 31, 2022 consolidated balance sheet within Additional paid-in capital.
Note Hedges
In connection with the pricing of the 2023 Notes, the Company entered into convertible note hedges with respect to its Class A common stock. The Note Hedges are purchased call options that give the Company the option to purchase shares, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, of its Class A common stock for approximately $48.36 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2023 Notes, exercisable upon conversion of the 2023 Notes. The Note Hedges will expire in 2023, if not exercised earlier. The Note Hedges are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances. The Note Hedges are separate transactions and are not part of the terms of the 2023 Notes. The Note Hedges meet the criteria for classification as equity and, as such, are not remeasured each reporting period.
During fiscal 2023, the Company exercised and net-share-settled Note Hedges corresponding to approximately $12 million principal amount of 2023 Notes and received approximately 0.1 million shares of Class A common stock and an immaterial cash payment.
As of January 31, 2023, Note Hedges giving the Company the option to purchase approximately 0.1 million shares (subject to adjustment) remained outstanding.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Warrants
In connection with the issuance of the 2023 Notes, the Company entered into separate warrant transactions pursuant to which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants to acquire shares, subject to anti-dilution adjustments, over 80 scheduled trading days beginning in May 2023 of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share (subject to adjustment). If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of the Company’s Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants could have a dilutive effect on the Company’s Class A common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants are separate transactions and are not part of the terms of the 2023 Notes or the Note Hedges. The Warrants meet the criteria for classification as equity and, as such, are not remeasured each reporting period.
As of January 31, 2023, Warrants to acquire up to approximately 1 million shares (subject to adjustment) remained outstanding.
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
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2023, the conditions allowing holders of the 2025 Notes to convert during the three months ending April 30, 2023 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of January 31, 2023.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of January 31, 2023, the effective interest rate on the 2025 Notes was 0.43%. As of January 31, 2022 and 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2025 Notes was 4.10%. The following table sets forth total interest expense recognized related to the 2025 Notes:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Contractual interest expense	$1	$1	$1
Amortization of debt issuance costs	3	2	2
Amortization of debt discount(1)	—	36	34
Total	$4	$39	$37
(1) Not applicable subsequent to the adoption of ASU 2020-06.
The net carrying amount of the 2025 Notes consisted of the following:

	As of January 31, 2023	As of January 31, 2022
	(dollars in millions)
Liability component:
Principal	$1,060	$1,060
Less: unamortized debt issuance costs and debt discount(1)	(8)	(149)
Net carrying amount	$1,052	$911

Equity component:(1)
2025 Notes	$—	$221
Less: issuance costs	—	(4)
Carrying amount of the equity component(2)	$—	$217
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated. (2) Included in the January 31, 2022 consolidated balance sheet within Additional paid-in capital.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock. The 2025 Capped Calls are purchased call options that give the Company the option to purchase approximately 6 million shares, subject to anti-dilution adjustments substantially identical to those in the 2025 Notes, of its Class A common stock for approximately $188.71 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2025 Notes, exercisable upon conversion of the 2025 Notes. The 2025 Capped Calls have initial cap prices of $255.88 per share (subject to adjustment) and will expire in 2025, if not exercised earlier. The 2025 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2025 Notes under certain circumstances. The 2025 Capped Calls are separate transactions and are not part of the terms of the 2025 Notes. The 2025 Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2023, the conditions allowing holders of the 2026 Notes to convert during the three months ending April 30, 2023 were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of January 31, 2023.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 31, 2023, the effective interest rate on the 2026 Notes was 0.60%. As of January 31, 2022 and 2021, prior to the adoption of ASU 2020-06, the effective interest rate on the liability component of the 2026 Notes was 5.75%. The following table sets forth total interest expense recognized related to the 2026 Notes:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Contractual interest expense	$4	$4	$3
Amortization of debt issuance costs	3	1	1
Amortization of debt discount(1)	—	46	27
Total	$7	$51	$31
(1) Not applicable subsequent to the adoption of ASU 2020-06.
The net carrying amount of the 2026 Notes consisted of the following:

	As of January 31, 2023	As of January 31, 2022
	(dollars in millions)
Liability component:
Principal	$1,150	$1,150
Less: unamortized debt issuance costs and debt discount(1)	(9)	(245)
Net carrying amount	$1,141	$905

Equity component:(1)
2026 Notes	$—	$310
Less: issuance costs	—	(4)
Carrying amount of the equity component(2)	$—	$306
(1) Subsequent to the adoption of ASU 2020-06 under the modified retrospective method, the equity component and debt discount are eliminated. (2) Included in the January 31, 2022 consolidated balance sheet within Additional paid-in capital.
2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock. The 2026 Capped Calls are purchased call options that give the Company the option to purchase approximately 5 million shares, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes. The 2026 Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period.
10. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2023 and 2029. These leases do not contain material variable rent payments, residual value guarantees, financial covenants or other restrictions. The Company's corporate headquarters lease in San Francisco has a 10 year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating lease costs were as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Operating lease costs(1)	$40	$38	$33
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of operating leases was 5.1 years and 5.9 years as of January 31, 2023 and January 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.3% and 5.5% as of January 31, 2023 and January 31, 2022, respectively.
Maturities of operating lease liabilities, which do not include short-term leases, were as follows:

As of January 31, 2023
Fiscal Year Ending January 31:	(dollars in millions)
2024	$43
2025	42
2026	32
2027	31
2028	31
Thereafter	24
Total lease payments	203
Less imputed interest	(26)
Less tenant improvement allowances not yet incurred	(2)
Total operating lease liabilities	$175
Cash payments made related to operating lease liabilities were $44 million and $40 million in fiscal 2023 and 2022, respectively.
11. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $6 million and $9 million were issued and outstanding as of January 31, 2023 and January 31, 2022, respectively. No draws have been made under such letters of credit. Noncurrent restricted cash of $6 million associated with these letters of credit is included in Other assets on the consolidated balance sheets as of January 31, 2023 and January 31, 2022.
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
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain this action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls.
The Company intends to defend these lawsuits vigorously. At this time, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.
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
Agreements with customers and other third parties may include indemnification or other provisions under which the Company agrees to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of the Company’s platform or other acts or omissions. The Company cannot reasonably estimate potential payment obligations as a result of indemnification claims because it cannot predict when and under what circumstances they may be incurred. As a result, no material liabilities have been recognized in the accompanying consolidated financial statements related to these indemnification obligations.
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
As of January 31, 2023, shares of common stock reserved for future issuance were as follows:

As of January 31, 2023
(shares in thousands)
Options and unvested RSUs outstanding	15,728
Available for future stock option and RSU grants	25,228
Available for ESPP	6,831
47,787

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Awards Issued as Charitable Contributions
During fiscal 2023, 2022 and 2021, the Company issued 41,250, 30,000 and 42,500 shares, respectively, of Class A common stock as charitable contributions and recognized $4 million, $7 million and $9 million, respectively, as general and administrative expense in the consolidated statements of operations.
13. Employee Incentive Plans
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2023, options to purchase 1,758,264 shares of Class A common stock and 4,594,675 shares of Class B common stock remained outstanding.
The Company’s equity incentive plans provide for granting stock options, RSUs, restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Stock options	$82	$132	$21
RSUs	464	335	164
ESPP	19	15	10
Restricted stock awards	112	84	—
Total	$677	$566	$195
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Cost of revenue:
Subscription	$69	$49	$21
Professional services and other	14	12	9
Research and development	275	193	63
Sales and marketing	159	136	53
General and administrative	160	176	49
Total	$677	$566	$195
Stock Options
Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity and related information was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 31, 2022	7,984	$39.59	5.2	$1,314
Exercised	(1,416)	11.92
Expired	(26)	189.80
Forfeited	(189)	80.67
Outstanding as of January 31, 2023	6,353	$43.92	4.3	$331
As of January 31, 2023
Vested and expected to vest	6,353	$43.92	4.3	$331
Vested and exercisable	5,729	$29.75	3.9	$323
No options were granted during fiscal 2023. The weighted-average grant-date fair value of options granted was $211.58 and $63.32 during fiscal 2022 and 2021, respectively. The total grant-date fair value of stock options vested was $104 million, $314 million and $20 million during fiscal 2023, 2022 and 2021, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $108 million, $545 million and $772 million during fiscal 2023, 2022 and 2021, respectively.
As of January 31, 2023 and January 31, 2022, there was a total of $90 million and $210 million, respectively, of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 1.8 years.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	Year Ended January 31,
	2023	2022	2021
Expected volatility	—%	46%	45%
Expected term (in years)	0.0	6.3	6.3
Risk-free interest rate	—%	1.03%	0.37% - 0.44%
Expected dividend yield	—	—	—
Restricted Stock Units
A summary of RSU activity (inclusive of market-based RSUs) and related information was as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2022	6,226	$207.26
Granted	7,194	111.84
Vested	(2,556)	180.81
Forfeited	(1,489)	191.40
Outstanding as of January 31, 2023	9,375	$143.77
The Company granted 7,194,187 RSUs with an aggregate fair value of $805 million during fiscal 2023. As of January 31, 2023 and 2022, there was a total of $1,200 million and $1,152 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 3.0 years, based on vesting under the award service conditions. The total fair value of RSUs vested during fiscal 2023, 2022 and 2021 was $229 million, $531 million and $410 million, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Restricted Stock Awards Issued in Connection with Business Combinations
In fiscal 2022, the Company entered into revesting agreements with the founders of the acquired businesses pursuant to which 1,269,008 restricted shares of Okta’s Class A common stock with a weighted-average fair value per share of $268.98 issued as of the respective closing dates will vest over 3 years.

In connection with the business combinations, as of January 31, 2023, there was $141 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 1.3 years based on vesting under the award service conditions.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2023	2022	2021
Expected volatility	63% - 90%	44% - 48%	48% - 54%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	2.46% - 4.67%	0.06% - 0.29%	0.09% - 0.18%
Expected dividend yield	—	—	—
During fiscal 2023, the Company's employees purchased 491,965 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $63.97 per share, with proceeds of $31 million. During fiscal 2022, the Company's employees purchased 185,707 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $191.54 per share, with proceeds of $36 million.
As of January 31, 2023 and January 31, 2022, there was $26 million and $17 million, respectively, of unrecognized stock-based compensation expense related to the ESPP which is being recognized over a weighted-average vesting period of 0.7 years.
Employee Defined Contribution Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. A portion of employee contributions are matched up to a fixed maximum dollar amount per year per employee. The Company began matching contributions in fiscal 2023. Matching contributions to the plan were $21 million during fiscal 2023.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Income Taxes
The domestic and foreign components of pre-tax loss for fiscal 2023, 2022 and 2021 were as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Domestic	$(834)	$(904)	$(282)
Foreign	33	54	16
Loss before provision for (benefit from) income taxes	$(801)	$(850)	$(266)
The components of the provision for (benefit from) income taxes for fiscal 2023, 2022 and 2021 were as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Current:
Federal	$—	$—	$—
State	2	—	—
Foreign	5	4	1
Total current provision for income taxes	7	4	1
Deferred:
Federal	—	(8)	—
State	—	(1)	—
Foreign	7	3	(1)
Total deferred provision for (benefit from) income taxes	7	(6)	(1)
Total provision for (benefit from) income taxes	$14	$(2)	$—
For fiscal 2023, the income tax expense resulted primarily from income tax expense related to profitable foreign jurisdictions, the tax impact of shortfalls from stock-based compensation in the United Kingdom, and state taxes. For fiscal 2022, the income tax benefit resulted from the release of valuation allowance in the United States in connection with acquisitions and excess tax benefits from stock-based compensation in the United Kingdom, offset by income tax expense related to profitable foreign jurisdictions. For fiscal 2021, the income tax expense from profitable jurisdictions was partially offset by excess tax benefits from stock-based compensation in the United Kingdom.
 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for fiscal 2023, 2022 and 2021:

	Year Ended January 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6	3.9	4.1
Change in valuation allowance	(9.9)	(36.1)	(101.0)
Stock-based compensation	(12.3)	8.4	70.2
Research and development credits	2.6	3.6	6.4
Non-deductible expenses	(5.4)	—	—
Other, net	(1.2)	(0.6)	(0.8)
Effective tax rate	(1.6)%	0.2%	(0.1)%
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in fiscal 2023. The capitalization of R&E expenditures resulted in a deferred tax asset of $189 million. Additionally, the effective tax rate was impacted by (5.4)% due to

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
certain tax deductions being disavowed, which further resulted in the utilization of federal and state tax attributes to offset this impact.
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2023 and 2022 were as follows:

	As of January 31,
	2023	2022
	(dollars in millions)
Deferred tax assets:
Net operating loss carryforwards	$817	$955
Capitalized research expenditures	189	—
Stock-based compensation	52	48
Operating lease liabilities	43	50
Other reserves and accruals	31	40
Research and development and other credits	113	92
Total deferred tax assets	1,245	1,185
Valuation allowance	(1,078)	(904)
Total deferred tax assets, net	167	281
Deferred tax liabilities:
Convertible debt	—	(91)
Deferred commissions	(77)	(68)
Other deferred tax liabilities	(5)	(3)
Operating lease right-of-use assets	(31)	(37)
Depreciation and amortization	(56)	(78)
Total deferred tax liabilities	(169)	(277)
Net deferred tax assets (liabilities)	$(2)	$4
As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of the U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities. The U.S. valuation allowance increased by $174 million and $349 million during fiscal 2023 and 2022, respectively.
As of January 31, 2023, the Company had approximately $3,208 million of federal and $2,108 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2023, respectively. As of January 31, 2023, the Company had approximately $46 million of UK net operating losses which do not expire.
As of January 31, 2023, the Company had federal research and development tax credit carryforwards of $98 million and California research and development tax credit carryforwards of $65 million. The federal research and development credits will start to expire in 2030 while the California research and development credits do not expire.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
Gross amount of unrecognized tax benefits as of the beginning of the year	$37	$22	$16
Additions based on tax positions related to a prior year	1	5	—
Additions based on tax positions related to current year	7	10	7
Reductions based on tax positions taken in a prior year	(2)	—	(1)
Gross amount of unrecognized tax benefits as of the end of the year	$43	$37	$22
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. As the Company has net operating loss carryforwards for the U.S. federal and state jurisdictions, the statute of limitations is open for all years. For material foreign jurisdictions, the tax years open to examination include the tax years 2017 and forward.
As of January 31, 2023 and 2022, the Company has an immaterial amount of unrecognized tax benefits that if recognized would impact the effective tax rate. As of January 31, 2021, the Company had no unrecognized tax benefits that if recognized would impact the effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of January 31, 2023, 2022 and 2021, the Company has not accrued a material amount in interest and penalties related to unrecognized tax benefits. The Company does not have any significant uncertain tax positions as of January 31, 2023 for which it is reasonably possible that the positions will increase or decrease within the next twelve months.
15. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(778)	$(37)	$(806)	$(42)	$(249)	$(17)
Denominator:
Weighted-average shares outstanding, basic and diluted	150,891	7,132	140,684	7,352	118,882	8,330
Net loss per share, basic and diluted	$(5.16)	$(5.16)	$(5.73)	$(5.73)	$(2.09)	$(2.09)

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
	2023	2022	2021
	(shares in thousands)
Issued and outstanding stock options	6,353	7,984	8,250
Unvested RSUs issued and outstanding	9,317	6,226	4,452
Unvested market-based RSUs issued and outstanding	116	—	—
Unvested restricted stock awards issued and outstanding	627	1,269	—
Shares committed under the ESPP	921	253	137
Shares related to the 2023 Notes	—	356	832
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048	1,048
Shares related to the 2025 Notes	5,617	5,617	5,617
Shares related to the 2026 Notes	4,820	4,820	4,820
	28,819	27,573	25,156
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
16. Restructuring and Other Charges
During the third quarter of fiscal 2023, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. As a result, the Company recognized non-cash lease impairment charges. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
During the fourth quarter of fiscal 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability. The Restructuring Plan involves a reduction of the Company’s workforce by approximately 300 full-time employees.
The Restructuring Plan is expected to be substantially complete by the first quarter of fiscal 2024. Aggregate restructuring costs associated with the Restructuring Plan are estimated to be approximately $15 million. The charges that the Company expects to incur throughout the completion of its Restructuring Plan are subject to a number of assumptions, including local law requirements in various jurisdictions, and the actual remaining expenses may differ from the original estimates.
The following table summarizes the Company’s restructuring and other charges during the period:

Year Ended January 31,
2023
(dollars in millions)
Severance and termination benefit costs	$15
Lease impairment charges	14
Total	$29

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities on the consolidated balance sheet:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2022	$—
Restructuring charges	15
Cash payments	—
Balance as of January 31, 2023	$15
17. Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2023	2022	2021
	(dollars in millions)
United States	$1,456	$1,036	$702
International	402	264	133
Total	$1,858	$1,300	$835
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2023, 2022 and 2021.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2023 and 2022, substantially all of the Company’s property and equipment was located in the United States.

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
Based on this evaluation, our management concluded that, as of January 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
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

OKTA, INC.

March 3, 2023	/s/ Brett Tighe
Brett Tighe Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd McKinnon and Brett Tighe, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023

/s/ Brett Tighe Brett Tighe	Chief Financial Officer (Principal Financial Officer)	March 3, 2023

/s/ Shibu Ninan Shibu Ninan	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2023

/s/ J. Frederic Kerrest J. Frederic Kerrest	Executive Vice Chairperson and Director	March 3, 2023

/s/ Shellye Archambeau Shellye Archambeau	Director	March 3, 2023

/s/ Emilie Choi Emilie Choi	Director	March 3, 2023

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 3, 2023

/s/ Jeff Epstein Jeff Epstein	Director	March 3, 2023

/s/ Patrick Grady Patrick Grady	Director	March 3, 2023

/s/ Benjamin Horowitz Benjamin Horowitz	Director	March 3, 2023

/s/ Rebecca Saeger Rebecca Saeger	Director	March 3, 2023

/s/ Michael Stankey Michael Stankey	Director	March 3, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
2.1	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Okta, Inc., Auth0, Inc., Ardbeg Merger Sub, Inc., and Fortis Advisors LLC.	Exhibit 2.1 to Form 8-K filed on May 10, 2021
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of February 27, 2018, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.3	Form of 0.25% Convertible Senior Notes due 2023.	Exhibit 4.1 to Form 8-K filed on February 27, 2018
4.4	Indenture, dated as of September 9, 2019, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.5	Form of 0.125% Convertible Senior Notes due 2025.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.6	Indenture, dated as of June 12, 2020, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.7	Form of 0.375% Convertible Senior Notes due 2026.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.6 to Form 10-K filed on March 6, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan.	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9#	Auth0, Inc. 2014 Equity Incentive Plan.	Exhibit 99.1 to Form S-8 filed on May 10, 2021
10.10#	Auth0, Inc. Phantom Unit Plan.	Exhibit 99.2 to Form S-8 filed on May 10, 2021
10.11	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.11.1	Amendment dated August 29, 2019 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 6, 2019
10.11.2	Second Amendment dated October 14, 2020 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.9.2 to Form 10-K filed on March 4, 2021
10.11.3	Third Amendment dated August 17, 2021 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 10-Q filed on December 2, 2021
10.12	Form of Call Option Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on February 27, 2018
10.13	Form of Warrant Confirmation.	Exhibit 10.2 to Form 8-K filed on February 27, 2018
10.14	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on September 10, 2019
10.15	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on June 15, 2020
10.16#	Transition Agreement and Release dated November 28, 2022 between the Registrant and Susan St. Ledger.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.