Form 10-Q
period 2023-04-30
Okta, Inc.
filed 2023-06-01
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 26, 2023, the number of shares of registrant’s Class A common stock outstanding was 155,060,175 and the number of shares of the registrant’s Class B common stock outstanding was 7,299,891.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook, product development, business strategy, plans, market trends, opportunities, positioning and the macroeconomic environment. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	April 30, 2023	January 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125	$264
Short-term investments	2,245	2,316
Accounts receivable, net of allowances of $7 and $8	290	481
Deferred commissions	95	92
Prepaid expenses and other current assets	88	76
Total current assets	2,843	3,229
Property and equipment, net	54	59
Operating lease right-of-use assets	114	122
Deferred commissions, noncurrent	208	210
Intangible assets, net	227	241
Goodwill	5,406	5,400
Other assets	48	46
Total assets	$8,900	$9,307
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10	$12
Accrued expenses and other current liabilities	91	112
Accrued compensation	88	99
Deferred revenue	1,173	1,242
Total current liabilities	1,362	1,465
Convertible senior notes, net, noncurrent	1,831	2,193
Operating lease liabilities, noncurrent	134	142
Deferred revenue, noncurrent	14	18
Other liabilities, noncurrent	25	23
Total liabilities	3,366	3,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 155,044 and 154,009 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 7,300 shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Additional paid-in capital	8,148	7,974
Accumulated other comprehensive loss	(20)	(33)
Accumulated deficit	(2,594)	(2,475)
Total stockholders’ equity	5,534	5,466
Total liabilities and stockholders' equity	$8,900	$9,307
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	$503	$398
Professional services and other	15	17
Total revenue	518	415
Cost of revenue:
Subscription	122	111
Professional services and other	20	20
Total cost of revenue	142	131
Gross profit	376	284
Operating expenses:
Research and development	163	162
Sales and marketing	256	252
General and administrative	110	110
Restructuring and other charges	7	—
Total operating expenses	536	524
Operating loss	(160)	(240)
Interest expense	(3)	(3)
Interest income and other, net	17	2
Gain on early extinguishment of debt	31	—
Interest and other, net	45	(1)
Loss before provision for income taxes	(115)	(241)
Provision for income taxes	4	2
Net loss	$(119)	$(243)

Net loss per share, basic and diluted	$(0.74)	$(1.56)

Weighted-average shares used to compute net loss per share, basic and diluted	161,323	155,875

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(119)	$(243)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	11	(17)
Foreign currency translation adjustments	2	(7)
Other comprehensive income (loss)	13	(24)
Comprehensive loss	$(106)	$(267)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Common stock and additional paid-in capital:
Balance, beginning of period	$7,974	$7,750
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	(528)
Issuance of common stock upon exercise of stock options and other activity, net	8	7
Stock-based compensation	166	171
Settlement of convertible senior notes	—	12
Balance, end of period	8,148	7,412

Accumulated deficit:
Balance, beginning of period	(2,475)	(1,816)
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	156
Net loss	(119)	(243)
Balance, end of period	(2,594)	(1,903)

Accumulated other comprehensive loss:
Balance, beginning of period	(33)	(12)
Other comprehensive income (loss)	13	(24)
Balance, end of period	(20)	(36)
Total stockholders’ equity	$5,534	$5,473

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(119)	$(243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	166	171
Depreciation, amortization and accretion	25	30
Amortization of debt issuance costs	1	1
Amortization of deferred commissions	23	19
Deferred income taxes	1	—
Lease impairment charges	8	—
Gain on early extinguishment of debt	(31)	—
Net gain on strategic investments	—	(1)
Other, net	2	—
Changes in operating assets and liabilities:
Accounts receivable	191	139
Deferred commissions	(25)	(22)
Prepaid expenses and other assets	(13)	(13)
Operating lease right-of-use assets	6	7
Accounts payable	(2)	15
Accrued compensation	(11)	(60)
Accrued expenses and other liabilities	(9)	9
Operating lease liabilities	(10)	(8)
Deferred revenue	(74)	(25)
Net cash provided by operating activities	129	19
Cash flows from investing activities:
Capitalized software	(5)	(3)
Purchases of property and equipment	—	(5)
Purchases of securities available-for-sale and other	(431)	(306)
Proceeds from maturities and redemption of securities available-for-sale	456	231
Proceeds from sales of securities available-for-sale and other	61	—
Purchases of intangible assets	—	(1)
Payments for business acquisitions, net of cash acquired	(22)	(4)
Net cash provided by (used in) investing activities	59	(88)
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(332)	—
Proceeds from stock option exercises, net of repurchases	6	5
Net cash provided by (used in) financing activities	(326)	5
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(5)
Net decrease in cash, cash equivalents and restricted cash	(137)	(69)
Cash, cash equivalents and restricted cash at beginning of period	271	273
Cash, cash equivalents and restricted cash at end of period	$134	$204

Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	12	11
Non-cash activities:
Issuance of common stock for conversions of convertible senior notes	—	40
Benefit from exercise of hedges related to convertible senior notes	2	5
Operating lease right-of-use assets exchanged for lease liabilities	4	4

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$125	$194
Restricted cash, current included in prepaid expenses and other current assets	1	2
Restricted cash, noncurrent included in other assets	8	8
Total cash, cash equivalents and restricted cash	$134	$204

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity provider. The Company’s Workforce Identity and Customer Identity Clouds are powered by the Company’s Identity Platform enabling customers to securely connect the right people to the right technologies and services at the right time. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage the Workforce Identity and Customer Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions. Organizations use the Company’s Identity Platform to collaborate with their partners, and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company conducts business globally and is managed, operated and organized by major functional departments that operate on a consolidated basis. As a result, the Company operates in one reportable segment.
The condensed consolidated balance sheet as of January 31, 2023, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2024 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience and on other assumptions that management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the valuation of deferred income tax assets, uncertain tax positions, assets and liabilities acquired in business combinations, and loss contingencies related to litigation.
2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Restructuring and Other Charges
During the third quarter of fiscal 2023, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. The Company recognized non-cash lease impairment charges of $14 million in the year ended January 31, 2023. In the three months ended April 30, 2023, the Company recognized an additional $8 million of non-cash lease impairment charges as a result of the real estate optimization plan. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
During the fourth quarter of fiscal 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability. The Restructuring Plan involved a reduction of the Company’s workforce by approximately 300 full-time employees.
The Restructuring Plan was substantially complete by the first quarter of fiscal 2024 and the Company recognized aggregate restructuring costs of $15 million in the fourth quarter of fiscal 2023.
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2023	$15
Cash payments	(14)
Balance as of April 30, 2023	$1
4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
In estimating fair value, the Company uses a three-tier fair value hierarchy as follows:
•Level 1 — Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2 — Valuations based on other inputs that are directly or indirectly observable in the marketplace.
•Level 3 — Valuations based on unobservable inputs that are supported by little or no market activity.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of April 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$12	$—	$—	$12
Total cash equivalents	12	—	—	12
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	2,155	1	(12)	2,144
Corporate debt securities	102	—	(1)	101
Total short-term investments	2,257	1	(13)	2,245
Total	$2,269	$1	$(13)	$2,257

	As of January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	2,207	—	(22)	2,185
Corporate debt securities	133	—	(2)	131
Total short-term investments	2,340	—	(24)	2,316
Total	$2,473	$—	$(24)	$2,449

The following table presents the contractual maturities of the Company’s short-term investments:

	As of April 30, 2023
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,960	$1,949
Due between one to five years	297	296
Total	$2,257	$2,245
Interest receivable of $15 million and $10 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2023:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in millions)
U.S. treasury securities	$1,212	$(4)	$679	$(8)	$1,891	$(12)
Corporate debt securities	—	—	83	(1)	83	(1)
Total	$1,212	$(4)	$762	$(9)	$1,974	$(13)
The Company had 139 and 159 short-term investments in unrealized loss positions as of April 30, 2023 and January 31, 2023, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of April 30, 2023 and January 31, 2023.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of April 30, 2023 and January 31, 2023, the balance of strategic investments was $26 million and $25 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $25 million and $21 million in the three months ended April 30, 2023 and 2022, respectively. Amortization of contract costs totaled $23 million and $19 million for the three months ended April 30, 2023 and 2022, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $467 million and $362 million, respectively. Professional services and other revenue recognized during the three months ended April 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $4 million and $6 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $2,942 million as of April 30, 2023. Of this amount, the Company expects to recognize revenue of approximately $1,701 million, or 58%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of April 30, 2023 were not material.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs.
During the three months ended April 30, 2023, the Company repurchased $366 million principal amount of the 2025 Notes for $332 million in cash resulting in a gain on early extinguishment of debt of $31 million, net of unamortized debt issuance costs.
The net carrying amount of the Notes consisted of the following:

	As of April 30, 2023	As of January 31, 2023
	(dollars in millions)
2025 Notes:
Principal	$694	$1,060
Less: unamortized debt issuance costs	(5)	(8)
Net carrying amount	$689	$1,052
2026 Notes:
Principal	$1,150	$1,150
Less: unamortized debt issuance costs	(8)	(9)
Net carrying amount	$1,142	$1,141
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of April 30, 2023
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$694	$606
2026 Notes	$1,150	$972
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
Warrants
In February 2018, the Company sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire shares of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share. The Warrants may be exercised over 80 scheduled trading days beginning on May 15, 2023 and will expire if they are not exercised on their respective exercise dates. The Company has elected to cash settle the warrants.
As of April 30, 2023, Warrants to acquire up to approximately 1 million shares remained outstanding.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $6 million were issued and outstanding as of April 30, 2023 and January 31, 2023. No draws have been made under such letters of credit. Noncurrent restricted cash of $6 million associated with these letters of credit is included in Other assets on the condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. Discovery will proceed with respect to the issues remaining in the case.
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain this action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls. On February 22, 2023, the court entered a stipulated order consolidating the derivative actions, appointing co-lead counsel for plaintiffs, and staying the consolidated derivative actions during the pendency of the motion to dismiss in the securities class action lawsuit. The consolidated derivative action is captioned In re Okta, Inc. Stockholder Derivative Litigation, No. 3:22-cv-07480. On May 9, 2023, the court entered a stipulated order continuing the stay.
On April 14, 2023, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Buono v. McKinnon et al., No. 1:23-cv-00413. No parties have been served.
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
9. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) to employees, consultants, officers and directors and restricted stock units with market-based vesting conditions to certain executives. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2023	2022
	(dollars in millions)
Cost of revenue
Subscription	$16	$17
Professional services and other	4	4
Research and development	68	70
Sales and marketing	38	39
General and administrative	40	41
Total	$166	$171
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of April 30, 2023:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$1,372	2.9 years
Unvested RSAs	113	1.0 year
Unvested stock options	66	1.6 years
ESPP	16	0.5 years
Total	$1,567
Market-based Restricted Stock Units
In March 2023, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 192,843. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2023. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $149.78 average grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.
10. Income Taxes
For the three months ended April 30, 2023, the Company recorded a tax provision of $4 million on a pretax loss of $115 million. The effective tax rate for the three months ended April 30, 2023 was approximately (3.6)%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, and U.S. federal and state taxes.
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
For the three months ended April 30, 2022, the Company recorded a tax provision of $2 million on a pretax loss of $241 million. The effective tax rate for the three months ended April 30, 2022 was approximately (0.8)%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against U.S.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
deferred tax assets, the tax effect of foreign operations, U.S. state taxes and excess tax benefits from stock-based compensation in the United Kingdom.
11. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(114)	$(5)	$(232)	$(11)
Denominator:
Weighted-average shares outstanding, basic and diluted	154,023	7,300	148,898	6,977
Net loss per share, basic and diluted	$(0.74)	$(0.74)	$(1.56)	$(1.56)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2023	2022
	(shares in thousands)
Issued and outstanding stock options	5,865	7,569
Unvested RSUs issued and outstanding	12,339	8,347
Unvested market-based RSUs issued and outstanding	502	116
Unvested RSAs issued and outstanding	525	1,269
Shares committed under the ESPP	864	232
Shares related to the 2023 Notes	—	108
Shares subject to warrants related to the issuance of the 2023 Notes	1,048	1,048
Shares related to the 2025 Notes	3,679	5,617
Shares related to the 2026 Notes	4,820	4,820
	29,642	29,126

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
Overview
Okta is the leading independent identity provider. Our Workforce Identity and Customer Identity Clouds are powered by our category-defining Okta Identity Platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage our Customer Identity and Workforce Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of April 30, 2023, more than 18,050 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2023, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 97% of total revenue for the three months ended April 30, 2023. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow and RPO growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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
Interest and Other, Net
Interest and other, net consists of interest expense, which primarily includes amortization of debt issuance costs and contractual interest expense for our convertible senior notes, interest income from our investment holdings, gains on early extinguishment of debt and gains and losses from our strategic investments.
Provision for Income Taxes
Our provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate. The primary difference between our effective tax rate and the federal statutory rate is due to a valuation allowance against U.S. deferred tax assets.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(dollars in millions)
Revenue:
Subscription	$503	$398
Professional services and other	15	17
Total revenue	518	415
Cost of revenue:
Subscription(1)	122	111
Professional services and other(1)	20	20
Total cost of revenue	142	131
Gross profit	376	284
Operating expenses:
Research and development(1)	163	162
Sales and marketing(1)	256	252
General and administrative(1)	110	110
Restructuring and other charges	7	—
Total operating expenses	536	524
Operating loss	(160)	(240)
Interest expense	(3)	(3)
Interest income and other, net	17	2
Gain on early extinguishment of debt	31	—
Interest and other, net	45	(1)
Loss before provision for income taxes	(115)	(241)
Provision for income taxes	4	2
Net loss	$(119)	$(243)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
	(dollars in millions)
Cost of subscription revenue	$16	$17
Cost of professional services and other revenue	4	4
Research and development	68	70
Sales and marketing	38	39
General and administrative	40	41
Total stock-based compensation expense	$166	$171

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2023	2022
Revenue
Subscription	97%	96%
Professional services and other	3	4
Total revenue	100	100
Cost of revenue
Subscription	24	27
Professional services and other	3	5
Total cost of revenue	27	32
Gross profit	73	68
Operating expenses
Research and development	32	39
Sales and marketing	50	61
General and administrative	21	26
Restructuring and other charges	1	—
Total operating expenses	104	126
Operating loss	(31)	(58)
Interest expense	(1)	—
Interest income and other, net	3	—
Gain on early extinguishment of debt	7	—
Interest and other, net	9	—
Loss before provision for income taxes	(22)	(58)
Provision for income taxes	1	—
Net loss	(23)%	(58)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$503	$398	$105	26%
Professional services and other	15	17	(2)	(16)
Total revenue	$518	$415	$103	25
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%
For the three months ended April 30, 2023, the increase in subscription revenue was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. The increase in revenue was attributable to a 14% increase in total customers, from over 15,800 as of April 30, 2022 to over 18,050 as of April 30, 2023, and revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 117% as of April 30, 2023.
For the three months ended April 30, 2023, professional services and other revenue decreased primarily due to lower bookings associated with professional services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$122	$111	$11	10%
Professional services and other	20	20	—	(3)
Total cost of revenue	$142	$131	$11	8
Gross profit	$376	$284	$92	32
Gross margin:
Subscription	76%	72%
Professional services and other	(38)	(19)
Total gross margin	73	68
For the three months ended April 30, 2023, cost of subscription revenue increased primarily due to an increase of $6 million in employee compensation costs related to higher headcount to support the growth in our subscription services and an increase of $3 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved to 76% from 72% for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
For the three months ended April 30, 2023, cost of professional services and other revenue remained relatively flat.
Our gross margin for professional services and other revenue decreased to (38)% from (19)% for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to a decrease in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$163	$162	$1	1%
Percentage of revenue	32%	39%
For the three months ended April 30, 2023, research and development expenses remained relatively flat. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$256	$252	$4	1%
Percentage of revenue	50%	61%
For the three months ended April 30, 2023, sales and marketing expenses increased primarily due to an increase of $16 million in employee compensation costs related to higher headcount, partially offset by a decrease in marketing costs of $13 million. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$110	$110	$—	—%
Percentage of revenue	21%	26%
For the three months ended April 30, 2023, general and administrative expenses remained relatively flat primarily due to an increase of $5 million in employee compensation costs associated with headcount growth, offset by a decrease in acquisition and integration-related costs of $5 million. We expect our general and administrative expenses will increase in absolute dollars as our business grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$7	$—	$7	—%
Percentage of revenue	1%	—%
For the three months ended April 30, 2023, restructuring and other charges were primarily related to lease impairment charges. We may incur additional charges as a result of our ongoing real estate optimization plan and the evolving corporate real estate market conditions. See Note 3 to our condensed consolidated financial statements "Restructuring and Other Charges" for additional information.
Interest and Other, Net

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(3)	$(3)	$—	(3)%
Interest income and other, net	17	2	15	876
Gain on early extinguishment of debt	31	—	31	—
Interest and other, net	$45	$(1)	$46	(3,922)
For the three months ended April 30, 2023, the change in interest and other, net was primarily due to a gain on early extinguishment of debt related to repurchases of the 2025 Notes and an increase in interest income from our short-term investments. We expect interest income from our short-term investments to continue to increase in the short term as a result of increasing interest rates.
Provision for Income Taxes

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$4	$2	$2	125%
For the three months ended April 30, 2023, income tax expense resulted primarily from income from profitable foreign jurisdictions, U.S. federal and state taxes, and the tax impact of shortfalls from stock-based compensation.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2023	2022
	(dollars in millions)
Number of customers	18,050	15,800
Customers with annual contract value ("ACV") above $100,000	4,080	3,305
Dollar-based net retention rate for the trailing 12 months ended	117%	123%
Current remaining performance obligations	$1,701	$1,413
Remaining performance obligations	$2,942	$2,710
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2023, we had over 18,050 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,080 and 3,305 as of April 30, 2023 and 2022, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Remaining Performance Obligations (“RPO”)
RPO represent all future, non-cancelable, contracted revenue under our subscription contracts with customers that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
cancelable amounts that will be invoiced and recognized as revenue in future periods. Current RPO represents the portion of RPO expected to be recognized during the next 12 months. RPO fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts and fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,370 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, corporate debt securities and money market funds. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
Recent macroeconomic events, including rising interest rates, global inflation and bank failures, have led to further economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across large financial institutions. In addition, we have policy restrictions in place on the types of securities that can be purchased as part of our available-for-sale securities portfolio. These restrictions take credit quality, liquidity and diversification into consideration among other criteria. We continue to monitor the impacts of this situation; however, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us.
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock.
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During the three months ended April 30, 2023, we repurchased $366 million principal amount of the 2025 Notes for $332 million in cash which resulted in a gain on early extinguishment of debt of $31 million, net of unamortized debt issuance costs. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information. The 2025 Capped Calls remain outstanding notwithstanding such repurchase.
On August 2, 2021, we completed the acquisition of Townsend Street Labs, Inc. (“atSpoke”), providing total cash consideration, net of cash acquired of $79 million. Of this amount, $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and was paid during the three months ended April 30, 2023.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We believe our existing cash and cash equivalents, our investments and cash provided by sales of our products and services will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, warrant exercise activity, the expansion of our international operations, the introduction of new and enhanced product offerings and the continuing market adoption of our platform. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2023, we had deferred revenue of $1,187 million, of which $1,173 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(dollars in millions)
Net cash provided by operating activities	$129	$19
Net cash provided by (used in) investing activities	59	(88)
Net cash provided by (used in) financing activities	(326)	5
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(5)
Net decrease in cash, cash equivalents and restricted cash	$(137)	$(69)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. In recent periods, we have supplemented working capital requirements through net proceeds from the issuance of the 2025 Notes and 2026 Notes in September 2019 and June 2020, respectively.
During the three months ended April 30, 2023, cash provided by operating activities was $129 million, an increase of $110 million compared to the three months ended April 30, 2022. The increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to vendors.
Investing Activities
During the three months ended April 30, 2023, cash provided by investing activities was $59 million compared to cash used in investing activities of $88 million during the three months ended April 30, 2022. The change was primarily attributable to an increase in cash provided from net investment purchases, sales, and maturities, partially offset by cash paid for business acquisitions, net of cash acquired.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
During the three months ended April 30, 2023, cash used in financing activities was $326 million compared to cash provided by financing activities of $5 million during the three months ended April 30, 2022. The change was primarily attributable to payments made for repurchases of the 2025 Notes.
Material Cash Requirements
Except for the debt extinguishment and our election to cash settle the warrants as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2023 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia and Canada. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,370 million as of April 30, 2023, of which $2,257 million was invested in U.S. treasury securities, corporate debt securities and money market funds. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available-for-sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.
As of April 30, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of April 30, 2023, $694 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of April 30, 2023, the full principal amount of $1,150 million remains outstanding.
The 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 7 to our condensed consolidated financial statements for more information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. Discovery will proceed with respect to the issues remaining in the case.
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain this action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls. On February 22, 2023, the court entered a stipulated order consolidating the derivative actions, appointing co-lead counsel for plaintiffs, and staying the consolidated derivative actions during the pendency of the motion to dismiss in the securities class action lawsuit. The consolidated derivative action is captioned In re Okta, Inc. Stockholder Derivative Litigation, No. 3:22-cv-07480. On May 9, 2023, the court entered a stipulated order continuing the stay.
On April 14, 2023, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Buono v. McKinnon et al., No. 1:23-cv-00413. No parties have been served.
The Company intends to defend these lawsuits vigorously.
See Note 8 to our condensed consolidated financial statements, “Commitments and Contingencies” for information related to other legal proceedings.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 41.2% of the voting power of our capital stock as of April 30, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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

Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest rate environment, the instability of financial institutions, COVID-19, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our, our customers’ and prospective customers’ budgets. To the extent there is a sustained general economic downturn and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
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
From fiscal 2021 to fiscal 2022, our revenue grew from $835 million to $1,300 million, an increase of 56%, and from fiscal 2022 to fiscal 2023, our revenue grew from $1,300 million to $1,858 million, an increase of 43%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment, budget constraints and the economic impact of COVID-19, as well as, but not limited to, our ability to:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 5,342 employees as of April 30, 2022 to 5,683 employees as of April 30, 2023. We have also experienced significant growth in the number of customers, users and logins and in the amount of data that our Software-as-a-Service (“SaaS”) infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our culture of rapid innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of macroeconomic conditions, the inflation and interest rate environment and increased costs, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
Health epidemics, such as COVID-19, have affected and in the future could affect how we and our customers and partners operate our businesses.
Our and our customers’ and partners’ businesses and operations have been, and could in the future be, adversely affected by health epidemics, such as COVID-19. COVID-19 and efforts to control its spread curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers and partners operate, and significantly impacted economic activity and financial markets. The economic uncertainty caused by COVID-19 has made, and COVID-19 or future health epidemics may continue to make it difficult for us to forecast revenue and results of operations and to make decisions regarding operational cost structures and investments. While the World Health Organization recently recommended that COVID-19 no longer be considered a public health emergency of international concern, the duration and extent of the impact from COVID-19 and potential future health epidemics cannot be accurately predicted at this time and could negatively impact, our revenue and results of operations.
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
•pricing pressure as a result of competition, the inflation and interest rate environment and increased costs;
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, and adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), or effectively manage the combined business following the acquisition. For example, we have experienced aspects of such challenges in connection with our May 2021 acquisition of Auth0.
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
•macroeconomic conditions, including the inflation and interest rate environment and the economic impact of COVID-19;
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
•costs and liabilities related to compliance with the numerous and ever-growing landscape of U.S. and international data privacy and cybersecurity regimes, many of which involve disparate standards and enforcement approaches, including implementation of the agreement in principle between the European Union and United States to implement a successor framework to the EU-U.S. Privacy Shield, to address cross-border data flows;
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. As we continue to focus on sales to larger organizations and in light of the current macroeconomic environment, our sales cycles are lengthening in certain circumstances and becoming less predictable, which may harm our financial results. Other factors that may influence the length and variability of our sales cycle include, among other things:
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
During the first quarter of fiscal 2024, we announced a world-wide restructuring plan intended to reduce operating expenses and improve profitability. We may encounter challenges in the execution of these efforts, and these challenges could impact our ability to execute on our business initiatives and could impact our financial results. If we are unable to realize the expected outcomes from our restructuring efforts, our business and results of operations may be harmed.
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
Increasingly, companies, including Okta, are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that they store and process. For example, like other companies, we have experienced numerous cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts may increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-

party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
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
Third parties have induced and may continue to fraudulently induce employees, contractors, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our applications, internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platform, interruptions or malfunctions in our operations, account lockouts, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and significantly modifies the CCPA, broadly define personal information and give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, a number of states have passed their own comprehensive privacy statutes that share similarities with the CCPA and CPRA and, depending on the jurisdiction, will take effect in 2023 or thereafter. Some observers see this influx of state privacy regimes as a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business.
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
U.S. and EU officials are actively seeking a solution to replace the Privacy Shield. On March 25, 2022, the U.S. and European Commission announced that they had agreed in principle to a new “Trans-Atlantic Data Privacy Framework” to enable trans-Atlantic data flows and address the concerns raised in the Schrems II decision. This new EU-U.S. Data Privacy Framework (“DPF”) has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. On February 28, 2023, the European Data Protection Board (“EDPB”) issued its Opinion 5/2023 on the European Commission Draft Implementing Decision on the adequate protection of personal data under the DPF, noting that certain aspects of the DPF still needed to be clarified or developed further. On April 13, 2023, the European Parliament’s Committee on Civil Liberties, Justice and Home Affairs (“LIBE”) also voted in favor of a resolution urging the CJEU not to approve the current draft of the DPF. While neither the LIBE resolution nor the EDPB opinion are binding on the CJEU, if enacted, the new framework is likely to be subject to further legal challenges and may be struck down by the CJEU.
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
The regulatory environment applicable to the handling of EEA and UK residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, results of operations and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA and UK relating to personal data transfers to us and by us from the EEA and UK. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, results of operations and financial condition.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA business associate or under the terms of the business associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable business associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect. Further, certain modifications have been proposed to the HIPAA privacy regulations, and we expect that there will continue to be changes to health information privacy laws in the United States, including HIPAA, and we cannot yet determine the impact such changes to existing laws, regulations and standards may have on our business.
If we fail to maintain our security attestations and certifications, our business, results of operations and financial condition may suffer.
Security is a mission-critical issue for Okta and for our customers. We have attained multiple certifications, including SOC 2 Type II certifications, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27018:2019 certifications, and agency FedRAMP Moderate and High Authorities to Operate. We also support FIPS 140-2 encryption requirements. If we fail to maintain our security attestations and certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed products, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party information technology systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of these operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
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
New income, sales, use, value-added or other transaction level taxes, tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely impact our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these additional taxes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to those referenced in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline.
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from May 2, 2022 through April 30, 2023, the trading price of our Class A common stock has ranged from $44.12 per share to $125.30 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 41.2% of the voting power of our capital stock as of April 30, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 30, 2023, our directors, executive officers and their affiliates held in the aggregate 41.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of April 30, 2023, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through April 30, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into warrant transactions with certain financial institutions (the “2023 Notes Option Counterparties”) pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). Subject to the terms of the Warrants, we have elected to cash settle the Warrants. Through April 30, 2023, we have terminated Warrants corresponding to approximately 6.1 million shares. As of April 30, 2023, Warrants to acquire up to approximately 1.0 million shares (subject to adjustment) remained outstanding.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our General Counsel retired and a new Chief Legal Officer was appointed in March 2023. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in the desired regions, or at all. Our efforts to attract new personnel may be compounded by intensified restriction on travel, changes to immigration policy or the availability of work visas. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.1#	Transition Agreement dated February 27, 2023, between Jonathan Runyan and Okta, Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

May 31, 2023	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer