Form 10-Q
period 2023-07-31
Okta, Inc.
filed 2023-08-31
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 28, 2023, the number of shares of registrant’s Class A common stock outstanding was 156,752,036 and the number of shares of the registrant’s Class B common stock outstanding was 7,299,891.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	July 31, 2023	January 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$356	$264
Short-term investments	1,750	2,316
Accounts receivable, net of allowances of $7 and $8	388	481
Deferred commissions	101	92
Prepaid expenses and other current assets	91	76
Total current assets	2,686	3,229
Property and equipment, net	49	59
Operating lease right-of-use assets	92	122
Deferred commissions, noncurrent	218	210
Intangible assets, net	211	241
Goodwill	5,406	5,400
Other assets	51	46
Total assets	$8,713	$9,307
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13	$12
Accrued expenses and other current liabilities	95	112
Accrued compensation	123	99
Deferred revenue	1,225	1,242
Total current liabilities	1,456	1,465
Convertible senior notes, net, noncurrent	1,451	2,193
Operating lease liabilities, noncurrent	122	142
Deferred revenue, noncurrent	17	18
Other liabilities, noncurrent	27	23
Total liabilities	3,073	3,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 156,740 and 154,009 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 7,300 shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	8,359	7,974
Accumulated other comprehensive loss	(14)	(33)
Accumulated deficit	(2,705)	(2,475)
Total stockholders’ equity	5,640	5,466
Total liabilities and stockholders' equity	$8,713	$9,307
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	$542	$435	$1,045	$833
Professional services and other	14	17	29	34
Total revenue	556	452	1,074	867
Cost of revenue:
Subscription	128	117	250	228
Professional services and other	21	21	41	41
Total cost of revenue	149	138	291	269
Gross profit	407	314	783	598
Operating expenses:
Research and development	172	156	335	318
Sales and marketing	261	265	517	517
General and administrative	119	101	229	211
Restructuring and other charges	17	—	24	—
Total operating expenses	569	522	1,105	1,046
Operating loss	(162)	(208)	(322)	(448)
Interest expense	(2)	(3)	(5)	(6)
Interest income and other, net	18	5	35	7
Gain on early extinguishment of debt	42	—	73	—
Interest and other, net	58	2	103	1
Loss before provision for income taxes	(104)	(206)	(219)	(447)
Provision for income taxes	7	4	11	6
Net loss	$(111)	$(210)	$(230)	$(453)

Net loss per share, basic and diluted	$(0.68)	$(1.34)	$(1.42)	$(2.89)

Weighted-average shares used to compute net loss per share, basic and diluted	162,755	157,400	162,051	156,650

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(111)	$(210)	$(230)	$(453)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	3	(2)	14	(19)
Foreign currency translation adjustments	3	(3)	5	(10)
Other comprehensive income (loss)	6	(5)	19	(29)
Comprehensive loss	$(105)	$(215)	$(211)	$(482)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Common stock and additional paid-in capital:
Balance, beginning of period	$8,148	$7,412	$7,974	$7,750
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	—	—	(528)
Issuance of common stock upon exercise of stock options and other activity, net	29	23	37	30
Stock-based compensation	186	172	352	343
Settlement of convertible senior notes	—	—	—	12
Settlement of warrants	(4)	—	(4)	—
Balance, end of period	8,359	7,607	8,359	7,607

Accumulated deficit:
Balance, beginning of period	(2,594)	(1,903)	(2,475)	(1,816)
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	—	—	156
Net loss	(111)	(210)	(230)	(453)
Balance, end of period	(2,705)	(2,113)	(2,705)	(2,113)

Accumulated other comprehensive loss:
Balance, beginning of period	(20)	(36)	(33)	(12)
Other comprehensive income (loss)	6	(5)	19	(29)
Balance, end of period	(14)	(41)	(14)	(41)
Total stockholders’ equity	$5,640	$5,453	$5,640	$5,453

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(230)	$(453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	351	341
Depreciation, amortization and accretion	43	61
Amortization of debt issuance costs	2	2
Amortization of deferred commissions	49	39
Deferred income taxes	3	2
Lease impairment charges	25	—
Gain on early extinguishment of debt	(73)	—
Net gain on strategic investments	—	(2)
Other, net	4	2
Changes in operating assets and liabilities:
Accounts receivable	92	74
Deferred commissions	(65)	(50)
Prepaid expenses and other assets	(14)	(2)
Operating lease right-of-use assets	12	14
Accounts payable	1	24
Accrued compensation	24	(55)
Accrued expenses and other liabilities	(4)	1
Operating lease liabilities	(20)	(13)
Deferred revenue	(18)	15
Net cash provided by operating activities	182	—
Cash flows from investing activities:
Capitalized software	(7)	(6)
Purchases of property and equipment	(2)	(7)
Purchases of securities available-for-sale and other	(577)	(571)
Proceeds from maturities and redemption of securities available-for-sale	1,101	521
Proceeds from sales of securities available-for-sale and other	61	—
Purchases of intangible assets	—	(2)
Payments for business acquisitions, net of cash acquired	(22)	(4)
Net cash provided by (used in) investing activities	554	(69)
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(671)	—
Payments for warrants related to convertible senior notes	(4)	—
Proceeds from stock option exercises, net of repurchases	8	9
Proceeds from shares issued in connection with employee stock purchase plan	26	19
Net cash provided by (used in) financing activities	(641)	28
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	2	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	97	(47)
Cash, cash equivalents and restricted cash at beginning of period	271	273
Cash, cash equivalents and restricted cash at end of period	$368	$226

Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	24	18
Non-cash activities:
Issuance of common stock for conversions of convertible senior notes	—	40
Benefit from exercise of hedges related to convertible senior notes	2	18
Operating lease right-of-use assets exchanged for lease liabilities	5	8

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$356	$216
Restricted cash, current included in prepaid expenses and other current assets	5	2
Restricted cash, noncurrent included in other assets	7	8
Total cash, cash equivalents and restricted cash	$368	$226

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity partner. The Company’s Workforce Identity and Customer Identity Clouds are powered by the Company’s Identity Platform enabling customers to securely connect the right people to the right technologies and services at the right time. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage the Workforce Identity and Customer Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions. Organizations use the Company’s Identity Platform to collaborate with their partners, and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. The Company was incorporated in January 2009 as Saasure Inc., a California corporation, and was later reincorporated in April 2010 under the name Okta, Inc. as a Delaware corporation. The Company is headquartered in San Francisco, California.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Restructuring and Other Charges
During the third quarter of fiscal 2023, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. The Company recognized non-cash lease impairment charges of $14 million in the year ended January 31, 2023. In the three and six months ended July 31, 2023, the Company recognized an additional $17 million and $25 million, respectively, of non-cash lease impairment charges as a result of the real estate optimization plan. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
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
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2023	$15
Cash payments	(15)
Balance as of July 31, 2023	$—
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of July 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$223	$—	$—	$223
Total cash equivalents	223	—	—	223
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,730	—	(10)	1,720
Corporate debt securities	30	—	—	30
Total short-term investments	1,760	—	(10)	1,750
Total	$1,983	$—	$(10)	$1,973

	As of January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	2,207	—	(22)	2,185
Corporate debt securities	133	—	(2)	131
Total short-term investments	2,340	—	(24)	2,316
Total	$2,473	$—	$(24)	$2,449

The following table presents the contractual maturities of the Company’s short-term investments:

	As of July 31, 2023
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,564	$1,556
Due between one to five years	196	194
Total	$1,760	$1,750
Interest receivable of $15 million and $10 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of July 31, 2023:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in millions)
U.S. treasury securities	$1,248	$(5)	$447	$(5)	$1,695	$(10)
Corporate debt securities	18	—	12	—	30	—
Total	$1,266	$(5)	$459	$(5)	$1,725	$(10)
The Company had 111 and 159 short-term investments in unrealized loss positions as of July 31, 2023 and January 31, 2023, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of July 31, 2023 and January 31, 2023.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of July 31, 2023 and January 31, 2023, the balance of strategic investments was $28 million and $25 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $40 million and $28 million in the three months ended July 31, 2023 and 2022, respectively, and $65 million and $49 million in the six months ended July 31, 2023 and 2022, respectively.
Amortization of contract costs totaled $26 million and $21 million for the three months ended July 31, 2023 and 2022, respectively, and $49 million and $40 million for the six months ended July 31, 2023 and 2022, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $490 million and $390 million, respectively, and $850 million and $657 million in the six months ended July 31, 2023 and 2022, respectively. Professional services and other revenue recognized during the three months ended July 31, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $4 million and $7 million, respectively, and $6 million and $11 million in the six months ended July 31, 2023 and 2022, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,027 million as of July 31, 2023. Of this amount, the Company expects to recognize revenue of approximately $1,772 million, or 59%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of July 31, 2023 were not material.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs.
During the three months ended July 31, 2023, the Company repurchased $142 million principal amount of the 2025 Notes for $130 million in cash and $242 million principal amount of the 2026 Notes for $209 million in cash, resulting in a gain on early extinguishment of debt of $42 million.
During the six months ended July 31, 2023, the Company repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $242 million principal amount of the 2026 Notes for $209 million in cash, resulting in a gain on early extinguishment of debt of $73 million.
The net carrying amount of the Notes consisted of the following:

	As of July 31, 2023	As of January 31, 2023
	(dollars in millions)
2025 Notes:
Principal	$552	$1,060
Less: unamortized debt issuance costs	(3)	(8)
Net carrying amount	$549	$1,052
2026 Notes:
Principal	$908	$1,150
Less: unamortized debt issuance costs	(6)	(9)
Net carrying amount	$902	$1,141
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of July 31, 2023
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$552	$502
2026 Notes	$908	$787
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended July 31, 2023, the Company settled Warrants corresponding to approximately 0.7 million shares for total cash payments of $4 million. As of July 31, 2023, Warrants to acquire up to 0.4 million shares remained outstanding.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $11 million and $6 million were issued and outstanding as of July 31, 2023 and January 31, 2023, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. Discovery is proceeding with respect to the issues remaining in the case.
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain the actions derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls. On February 22, 2023, the court entered a stipulated order consolidating the derivative actions, appointing co-lead counsel for plaintiffs, and staying the consolidated derivative actions during the pendency of the motion to dismiss in the securities class action lawsuit. The consolidated derivative action is captioned In re Okta, Inc. Stockholder Derivative Litigation, No. 3:22-cv-07480. On May 9, 2023, the court entered a stipulated order continuing the stay through the close of discovery in the securities class action lawsuit.
On April 14, 2023, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Buono v. McKinnon et al., No. 1:23-cv-00413. On May 31, 2023, the court entered a stipulated order whereby the defendants agreed to accept service and stay the derivative action through the close of discovery in the securities class action lawsuit.
The Company is defending these lawsuits vigorously. At this time, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(dollars in millions)
Cost of revenue
Subscription	$21	$18	$37	$35
Professional services and other	4	3	8	7
Research and development	74	70	142	140
Sales and marketing	41	39	79	78
General and administrative	45	40	85	81
Total	$185	$170	$351	$341
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of July 31, 2023:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$1,212	2.7 years
Unvested RSAs	85	0.8 years
Unvested stock options	51	1.4 years
ESPP	10	0.5 years
Total	$1,358
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
10. Income Taxes
For the three and six months ended July 31, 2023, the Company recorded a tax provision of $7 million and $11 million on pretax losses of $104 million and $219 million, respectively. The effective tax rate for the three and six months ended July 31, 2023 was approximately (6.5)% and (5.0)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, U.S. federal and state taxes, and shortfalls from stock-based compensation.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. As a result, the Company utilized federal and state tax attributes and incurred cash taxes and tax expense.
For the three and six months ended July 31, 2022, the Company recorded a tax provision of $4 million and $6 million on pretax losses of $206 million and $447 million, respectively. The effective tax rate for the three and six months ended July 31, 2022 was approximately (2.0)% and (1.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, and U.S. state taxes.
11. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(106)	$(5)	$(201)	$(9)	$(220)	$(10)	$(433)	$(20)
Denominator:
Weighted-average shares outstanding, basic and diluted	155,455	7,300	150,409	6,991	154,751	7,300	149,666	6,984
Net loss per share, basic and diluted	$(0.68)	$(0.68)	$(1.34)	$(1.34)	$(1.42)	$(1.42)	$(2.89)	$(2.89)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2023	2022
	(shares in thousands)
Issued and outstanding stock options	5,668	7,264
Unvested RSUs issued and outstanding	11,340	8,648
Unvested market-based RSUs issued and outstanding	475	116
Unvested RSAs issued and outstanding	422	859
Shares committed under the ESPP	415	626
Shares related to the 2023 Notes	—	108
Shares subject to warrants related to the issuance of the 2023 Notes	354	1,048
Shares related to the 2025 Notes	2,925	5,617
Shares related to the 2026 Notes	3,806	4,820
	25,405	29,106

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
Overview
Okta is the leading independent identity partner. Our Workforce Identity and Customer Identity Clouds are powered by our category-defining Okta Identity Platform that enables our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Developers leverage our Customer Identity and Workforce Identity Clouds to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions. Given the growth trends in the number of applications and cloud adoption, and the movement to remote workforces, identity is becoming the most critical layer of an organization’s security. As workforces have transitioned to fully remote and hybrid work models, Zero Trust has become an increasingly important security model and identity an increasingly critical service. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of July 31, 2023, more than 18,400 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2023, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 97% of total revenue for the six months ended July 31, 2023. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow and RPO growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impact of Current Economic Conditions
Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.

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
Provision for Income Taxes
Our provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate. The difference between our effective tax rate and the federal statutory rate is primarily due to a valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations and state taxes.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(dollars in millions)
Revenue:
Subscription	$542	$435	$1,045	$833
Professional services and other	14	17	29	34
Total revenue	556	452	1,074	867
Cost of revenue:
Subscription(1)	128	117	250	228
Professional services and other(1)	21	21	41	41
Total cost of revenue	149	138	291	269
Gross profit	407	314	783	598
Operating expenses:
Research and development(1)	172	156	335	318
Sales and marketing(1)	261	265	517	517
General and administrative(1)	119	101	229	211
Restructuring and other charges	17	—	24	—
Total operating expenses	569	522	1,105	1,046
Operating loss	(162)	(208)	(322)	(448)
Interest expense	(2)	(3)	(5)	(6)
Interest income and other, net	18	5	35	7
Gain on early extinguishment of debt	42	—	73	—
Interest and other, net	58	2	103	1
Loss before provision for income taxes	(104)	(206)	(219)	(447)
Provision for income taxes	7	4	11	6
Net loss	$(111)	$(210)	$(230)	$(453)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(dollars in millions)
Cost of subscription revenue	$21	$18	$37	$35
Cost of professional services and other revenue	4	3	8	7
Research and development	74	70	142	140
Sales and marketing	41	39	79	78
General and administrative	45	40	85	81
Total stock-based compensation expense	$185	$170	$351	$341

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Subscription	97%	96%	97%	96%
Professional services and other	3	4	3	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	23	25	23	26
Professional services and other	4	5	4	5
Total cost of revenue	27	30	27	31
Gross profit	73	70	73	69
Operating expenses
Research and development	31	34	31	37
Sales and marketing	47	59	48	60
General and administrative	21	23	21	24
Restructuring and other charges	3	—	3	—
Total operating expenses	102	116	103	121
Operating loss	(29)	(46)	(30)	(52)
Interest expense	—	(1)	—	(1)
Interest income and other, net	2	1	3	1
Gain on early extinguishment of debt	8	—	7	—
Interest and other, net	10	—	10	—
Loss before provision for income taxes	(19)	(46)	(20)	(52)
Provision for income taxes	1	1	1	—
Net loss	(20)%	(47)%	(21)%	(52)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Six Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$542	$435	$107	24%
Professional services and other	14	17	(3)	(13)
Total revenue	$556	$452	$104	23
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,045	$833	$212	25%
Professional services and other	29	34	(5)	(14)
Total revenue	$1,074	$867	$207	24
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%
Three and six months ended
For the three and six months ended July 31, 2023, the increase in subscription revenue was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. The increase in revenue was attributable to a 12% increase in total customers, from over 16,400 as of July 31, 2022 to over 18,400 as of July 31, 2023, and revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 115% as of July 31, 2023.
For the three and six months ended July 31, 2023, professional services and other revenue decreased primarily due to lower bookings associated with professional services.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$128	$117	$11	9%
Professional services and other	21	21	—	—
Total cost of revenue	$149	$138	$11	8
Gross profit	$407	$314	$93	30
Gross margin:
Subscription	77%	73%
Professional services and other	(49)	(30)
Total gross margin	73	70

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$250	$228	$22	10%
Professional services and other	41	41	—	(1)
Total cost of revenue	$291	$269	$22	8
Gross profit	$783	$598	$185	31
Gross margin:
Subscription	76%	73%
Professional services and other	(43)	(25)
Total gross margin	73	69
Three months ended
For the three months ended July 31, 2023, cost of subscription revenue increased primarily due to an increase of $9 million in employee compensation costs and an increase of $3 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved to 77% from 73% for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the three months ended July 31, 2023, cost of professional services and other revenue remained relatively flat. Our gross margin for professional services and other revenue decreased to (49)% from (30)% for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 primarily due to a decrease in professional services and other revenue.
Six months ended
For the six months ended July 31, 2023, cost of subscription revenue increased primarily due to an increase of $14 million in employee compensation costs and an increase of $5 million in third-party hosting costs as we expanded capacity to support our growth.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue improved to 76% from 73% for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the six months ended July 31, 2023, cost of professional services and other revenue remained relatively flat. Our gross margin for professional services and other revenue decreased to (43)% from (25)% for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 primarily due to a decrease in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$172	$156	$16	10%
Percentage of revenue	31%	34%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$335	$318	$17	6%
Percentage of revenue	31%	37%
Three and six months ended
For the three and six months ended July 31, 2023, research and development expenses increased primarily due to increases of $18 million and $21 million, respectively, in employee compensation costs. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$261	$265	$(4)	(1)%
Percentage of revenue	47%	59%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$517	$517	$—	—%
Percentage of revenue	48%	60%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Three and six months ended
For the three and six months ended July 31, 2023, sales and marketing expenses remained relatively flat. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$119	$101	$18	17%
Percentage of revenue	21%	23%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$229	$211	$18	8%
Percentage of revenue	21%	24%
Three and six months ended
For the three and six months ended July 31, 2023, general and administrative expenses increased primarily due to increases of $12 million and $17 million, respectively, in employee compensation costs. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Restructuring and Other Charges

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$17	$—	$17	—%
Percentage of revenue	3%	—%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$24	$—	$24	—%
Percentage of revenue	3%	—%
Three and six months ended
For the three and six months ended July 31, 2023, restructuring and other charges were primarily related to lease impairment charges. We may incur additional charges as a result of our ongoing real estate optimization plan and the evolving corporate real estate market conditions. See Note 3 to our condensed consolidated financial statements "Restructuring and Other Charges" for additional information.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest and Other, Net

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(2)	$(3)	$1	(22)%
Interest income and other, net	18	5	13	279
Gain on early extinguishment of debt	42	—	42	—
Interest and other, net	$58	$2	$56	3,139

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(5)	$(6)	$1	(13)%
Interest income and other, net	35	7	28	437
Gain on early extinguishment of debt	73	—	73	—
Interest and other, net	$103	$1	$102	15,942
Three and six months ended
For the three and six months ended July 31, 2023, the change in interest and other, net was primarily due to the gain on early extinguishment of debt related to repurchases of the Notes and an increase in interest income from our short-term investments. We expect interest income from our short-term investments to continue to increase in the short term as a result of increasing interest rates.
Provision for Income Taxes

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$7	$4	$3	59%

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$11	$6	$5	79%
Three and six months ended
For the three and six months ended July 31, 2023, income tax expense resulted primarily from income from profitable foreign jurisdictions, U.S. federal and state taxes, and the tax impact of shortfalls from stock-based compensation.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2023	2022
	(dollars in millions)
Number of customers	18,400	16,400
Customers with annual contract value ("ACV") above $100,000	4,205	3,525
Dollar-based net retention rate for the trailing 12 months ended	115%	122%
Current remaining performance obligations	$1,772	$1,497
Remaining performance obligations	$3,027	$2,790
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2023, we had over 18,400 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,205 and 3,525 as of July 31, 2023 and 2022, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of July 31, 2023, compared to July 31, 2022, was primarily a result of the macroeconomic environment, with ACV from existing customers increasing at a slower rate in the current period.

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
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,106 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
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
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During the six months ended July 31, 2023, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $242 million principal amount of the 2026 Notes for $209 million in cash, which resulted in a gain on early extinguishment of debt of $73 million. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information. The 2025 Capped Calls and 2026 Capped Calls remain outstanding notwithstanding such repurchase.
On August 2, 2021, we completed the acquisition of Townsend Street Labs, Inc. (“atSpoke”), providing total cash consideration, net of cash acquired of $79 million. Of this amount, $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and was paid during the six months ended July 31, 2023.
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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2023, we had deferred revenue of $1,242 million, of which $1,225 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2023	2022
	(dollars in millions)
Net cash provided by operating activities	$182	$—
Net cash provided by (used in) investing activities	554	(69)
Net cash provided by (used in) financing activities	(641)	28
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	2	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$97	$(47)
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
During the six months ended July 31, 2023, cash provided by operating activities was $182 million, an increase of $182 million compared to the six months ended July 31, 2022. The increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to vendors.
Investing Activities
During the six months ended July 31, 2023, cash provided by investing activities was $554 million compared to cash used in investing activities of $69 million during the six months ended July 31, 2022. The change was primarily attributable to an increase in cash provided from net investment purchases, sales and maturities, partially offset by cash paid for business acquisitions, net of cash acquired.
Financing Activities
During the six months ended July 31, 2023, cash used in financing activities was $641 million compared to cash provided by financing activities of $28 million during the six months ended July 31, 2022. The change was primarily attributable to payments made for repurchases of the Notes.

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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the six months ended July 31, 2023 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,106 million as of July 31, 2023, of which $1,973 million was invested in U.S. treasury securities, money market funds and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of July 31, 2023, $552 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of July 31, 2023, $908 million principal amount of the 2026 Notes remain outstanding.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. Discovery is proceeding with respect to the issues remaining in the case.
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022), and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022). The lawsuits allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuits seek orders permitting the plaintiffs to maintain the actions derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, and requiring the Company to make certain reforms to its corporate governance and controls. On February 22, 2023, the court entered a stipulated order consolidating the derivative actions, appointing co-lead counsel for plaintiffs, and staying the consolidated derivative actions during the pendency of the motion to dismiss in the securities class action lawsuit. The consolidated derivative action is captioned In re Okta, Inc. Stockholder Derivative Litigation, No. 3:22-cv-07480. On May 9, 2023, the court entered a stipulated order continuing the stay through the close of discovery in the securities class action lawsuit.
On April 14, 2023, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Buono v. McKinnon et al., No. 1:23-cv-00413. On May 31, 2023, the court entered a stipulated order whereby the defendants agreed to accept service and stay the derivative action through the close of discovery in the securities class action lawsuit.
The Company is defending these lawsuits vigorously.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 40.9% of the voting power of our capital stock as of July 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest rate environment, the instability of financial institutions, health epidemics, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our, our customers’ and prospective customers’ budgets. To the extent there is a sustained general economic downturn and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
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
From fiscal 2021 to fiscal 2022, our revenue grew from $835 million to $1,300 million, an increase of 56%, and from fiscal 2022 to fiscal 2023, our revenue grew from $1,300 million to $1,858 million, an increase of 43%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment and budget constraints, as well as, but not limited to, our ability to:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 4,176 employees as of July 31, 2021 to 5,806 employees as of July 31, 2023. In order to manage our growth and better align our organizational structure and resources with our business priorities, we also may undertake restructuring plans from time to time. For example, during the first quarter of fiscal 2024, we announced a world-wide restructuring plan intended to reduce operating expenses and improve profitability that involved a reduction of our workforce by approximately 300 full-time employees. We may encounter challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.
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
Our and our customers’ and partners’ businesses and operations have been, and could in the future be, adversely affected by health epidemics, such as COVID-19. COVID-19 and efforts to control its spread curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers and partners operate, and significantly impacted economic activity and financial markets. The economic uncertainty caused by COVID-19 has made, and COVID-19 or future health epidemics may continue to make it difficult for us to forecast revenue and results of operations and to make decisions regarding operational cost structures and investments. While the World Health Organization recently recommended that COVID-19 no longer be considered a public health emergency of international concern, the duration and extent of the impact from COVID-19 and potential future health epidemics cannot be accurately predicted at this time and could negatively impact our revenue and results of operations.
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
•our ability to comply with privacy laws and requirements;

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
•macroeconomic conditions, including the inflation and interest rate environment;
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

•costs and liabilities related to compliance with the numerous and ever-growing landscape of U.S. and international data privacy and cybersecurity regimes, many of which involve disparate standards and enforcement approaches, to address cross-border data flows;
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
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular product. We expect that we may need to change our pricing in future periods and potentially in response to the inflation and interest rate environment and increased costs. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
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
We may face particular privacy, data security and data protection risks in Europe due to stringent data protection and privacy laws and increased scrutiny over EU-U.S. data transfers.
We are subject to global data protection laws and regulations (“Data Protection Laws”) that may impact how we do business with customers. Data Protection Laws, such as those applicable in the European Union, Canada and certain of its provinces, United Kingdom, Asia, and certain states in the United States, have enhanced data protection obligations for companies that handle personal data. Obligations include, for example, expanded disclosures about how personal data is to be used, individual rights to access and delete personal data, limitations on retention of personal data, mandatory data breach notification requirements and strict obligations on service providers.
In addition, increasing numbers of Data Protection Laws restrict transfers of personal data outside of their country of origin to third countries deemed to lack adequate privacy protections. These types of transfers must be supported by a transfer mechanism that we may be required to implement; for example, data transfers out of the European Economic Area may require certification to the EU-U.S. Data Privacy Framework (“DPF”) or agreeing to the European Commission’s Standard Contractual Clauses (“SCCs”), each of which impose additional compliance obligations.
One Okta subsidiary is a certified participant of the DPF and receives European personal data in the U.S. pursuant to the DPF and the SCCs, and by contrast, the rest of Okta relies on the SCCs for its lawful transfers of European personal data to the U.S. The DPF and the SCCs are subject to further review by European authorities

(such as the Court of Justice of the European Union) and could be invalidated in the future, requiring expenditure of additional resources to support lawful transfers of European personal data.
Additional jurisdictions continue to adopt data localization laws, which require personal data, or certain subcategories of personal data, to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services such as ours and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
This regulatory environment applicable to the handling of personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, results of operations and financial condition being harmed. We and our customers may face a risk of enforcement actions by an increasing number of global data protection authorities in countries where data protection laws apply to us and with which we may not be able to comply. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, results of operations and financial condition.
Non-compliance with these obligations can trigger significant fines. For example, in Europe fines for non-compliance can be a maximum of €20 million or 4% of total worldwide annual revenue, whichever is higher. In some U.S. states, fines can be up to $7,500 per violation, multiplied by the number of impacted individuals. Given the breadth and depth of changes in data protection obligations, complying with these requirements has caused us to expend significant resources, which is likely to continue into the near future as we respond to new interpretations and enforcement actions.
In addition, new laws are continually being passed. For example, in the European Union, a draft ePrivacy Regulation extends strict opt-in marketing rules, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties for violations. India recently passed a comprehensive data protection law that will apply new privacy rules for the first time in that country. In addition, the number of U.S. states with comprehensive Data Protection Laws significantly increased in 2023. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with any new obligations, we may be required to make significant changes in our business operations and product and services development, and we may not be able to comply with some of these regulatory developments, all of which may adversely affect our revenues and our business overall.
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
We use open source software in our products and expect to use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. However, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our products, incur additional costs, discontinue the sale of some or all of our products or take other remedial actions. Some open source software may include generative artificial intelligence (“AI”) software or other software that incorporates or relies on generative AI or other AI technologies. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation.
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
State, foreign and local taxing jurisdictions have differing rules and regulations governing sales, use and other indirect taxes (including digital services taxes), and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of certain sales, value-added and digital services taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our service in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from August 1, 2022 through July 31, 2023, the trading price of our Class A common stock has ranged from $44.12 per share to $110.94 per share. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.9% of the voting power of our capital stock as of July 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 31, 2023, our directors, executive officers and their affiliates held in the aggregate 40.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of July 31, 2023, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through July 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
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
In addition, in connection with the issuance of the 2023 Notes, we entered into warrant transactions with certain financial institutions (the “2023 Notes Option Counterparties”) pursuant to which we sold warrants for the purchase of our Class A common stock (“Warrants”). Subject to the terms of the Warrants, we have elected to cash settle the Warrants. Through July 31, 2023, we have terminated or settled Warrants corresponding to approximately 6.8 million shares. As of July 31, 2023, Warrants to acquire up to 0.4 million shares (subject to adjustment) remained outstanding.

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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our Chief Operating Officer recently notified us that he would not return as Chief Operating Officer following his current sabbatical though he would continue to serve as a director and as Vice Chairman of the Board of Directors. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 5. Other Information
On July 14, 2023, Larissa Schwartz, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan allows for the sale of up to: (i) 3,624 shares of our Class A common stock, plus (ii) 100% of the net shares of our Class A common stock acquired by Ms. Schwartz resulting from the vesting of 5,319 RSUs (net of shares sold to cover her tax liability in connection with vesting), plus (iii) 33% of the net shares of our Class A common stock acquired by Ms. Schwartz resulting from the vesting of 5,320 RSUs (net of shares sold to cover her tax liability in connection with vesting); each at specific market prices, commencing on October 13, 2023 and continuing until all shares are sold or January 19, 2024, whichever comes first.
Item 6. Exhibits
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

Okta, Inc.

August 30, 2023	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer