Form 10-Q
period 2023-10-31
Okta, Inc.
filed 2023-12-01
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 27, 2023, the number of shares of registrant’s Class A common stock outstanding was 158,045,390 and the number of shares of the registrant’s Class B common stock outstanding was 7,299,891.

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
•the impact of past or future cybersecurity incidents;
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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	October 31, 2023	January 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$400	$264
Short-term investments	1,730	2,316
Accounts receivable, net of allowances of $7 and $8	418	481
Deferred commissions	104	92
Prepaid expenses and other current assets	75	76
Total current assets	2,727	3,229
Property and equipment, net	50	59
Operating lease right-of-use assets	91	122
Deferred commissions, noncurrent	220	210
Intangible assets, net	197	241
Goodwill	5,406	5,400
Other assets	49	46
Total assets	$8,740	$9,307
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11	$12
Accrued expenses and other current liabilities	108	112
Accrued compensation	168	99
Deferred revenue	1,256	1,242
Total current liabilities	1,543	1,465
Convertible senior notes, net, noncurrent	1,302	2,193
Operating lease liabilities, noncurrent	119	142
Deferred revenue, noncurrent	18	18
Other liabilities, noncurrent	28	23
Total liabilities	3,010	3,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 158,024 and 154,009 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 7,300 shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	8,534	7,974
Accumulated other comprehensive loss	(18)	(33)
Accumulated deficit	(2,786)	(2,475)
Total stockholders’ equity	5,730	5,466
Total liabilities and stockholders' equity	$8,740	$9,307
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	$569	$466	$1,614	$1,299
Professional services and other	15	15	44	49
Total revenue	584	481	1,658	1,348
Cost of revenue:
Subscription	126	117	376	345
Professional services and other	19	21	60	62
Total cost of revenue	145	138	436	407
Gross profit	439	343	1,222	941
Operating expenses:
Research and development	165	148	500	466
Sales and marketing	270	290	787	807
General and administrative	111	98	340	309
Restructuring and other charges	4	14	28	14
Total operating expenses	550	550	1,655	1,596
Operating loss	(111)	(207)	(433)	(655)
Interest expense	(2)	(3)	(7)	(9)
Interest income and other, net	21	5	56	12
Gain on early extinguishment of debt	18	—	91	—
Interest and other, net	37	2	140	3
Loss before provision for income taxes	(74)	(205)	(293)	(652)
Provision for income taxes	7	4	18	10
Net loss	$(81)	$(209)	$(311)	$(662)

Net loss per share, basic and diluted	$(0.49)	$(1.32)	$(1.91)	$(4.21)

Weighted-average shares used to compute net loss per share, basic and diluted	164,381	158,708	162,836	157,344

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(81)	$(209)	$(311)	$(662)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	5	(8)	19	(27)
Foreign currency translation adjustments	(9)	(7)	(4)	(17)
Other comprehensive income (loss)	(4)	(15)	15	(44)
Comprehensive loss	$(85)	$(224)	$(296)	$(706)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Common stock and additional paid-in capital:
Balance, beginning of period	$8,359	$7,607	$7,974	$7,750
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	—	—	(528)
Issuance of common stock upon exercise of stock options and other activity, net	3	6	40	36
Stock-based compensation	175	173	527	516
Settlement of convertible senior notes	—	—	—	12
Settlement of warrants	(3)	—	(7)	—
Balance, end of period	8,534	7,786	8,534	7,786

Accumulated deficit:
Balance, beginning of period	(2,705)	(2,113)	(2,475)	(1,816)
Adjustments from adoption of Accounting Standards Update No. 2020-06	—	—	—	156
Net loss	(81)	(209)	(311)	(662)
Balance, end of period	(2,786)	(2,322)	(2,786)	(2,322)

Accumulated other comprehensive loss:
Balance, beginning of period	(14)	(41)	(33)	(12)
Other comprehensive income (loss)	(4)	(15)	15	(44)
Balance, end of period	(18)	(56)	(18)	(56)
Total stockholders’ equity	$5,730	$5,408	$5,730	$5,408

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(311)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	523	513
Depreciation, amortization and accretion	64	89
Amortization of debt issuance costs	3	4
Amortization of deferred commissions	76	61
Deferred income taxes	4	4
Lease impairment charges	25	14
Gain on early extinguishment of debt	(91)	—
Net (gain) loss on strategic investments	1	(2)
Other, net	5	2
Changes in operating assets and liabilities:
Accounts receivable	61	15
Deferred commissions	(102)	(82)
Prepaid expenses and other assets	(1)	(4)
Operating lease right-of-use assets	18	21
Accounts payable	(1)	29
Accrued compensation	70	(30)
Accrued expenses and other liabilities	9	(6)
Operating lease liabilities	(29)	(22)
Deferred revenue	14	66
Net cash provided by operating activities	338	10
Cash flows from investing activities:
Capitalized software	(10)	(8)
Purchases of property and equipment	(5)	(9)
Purchases of securities available-for-sale and other	(1,151)	(872)
Proceeds from maturities and redemption of securities available-for-sale	1,702	848
Proceeds from sales of securities available-for-sale and other	61	—
Purchases of intangible assets	(1)	(2)
Payments for business acquisitions, net of cash acquired	(22)	(4)
Net cash provided by (used in) investing activities	574	(47)
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(803)	—
Payments for warrants related to convertible senior notes	(7)	—
Proceeds from stock option exercises, net of repurchases	10	15
Proceeds from shares issued in connection with employee stock purchase plan	26	19
Net cash provided by (used in) financing activities	(774)	34
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	137	(14)
Cash, cash equivalents and restricted cash at beginning of period	271	273
Cash, cash equivalents and restricted cash at end of period	$408	$259

Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	34	30
Non-cash activities:
Issuance of common stock for conversions of convertible senior notes	—	40
Benefit from exercise of hedges related to convertible senior notes	2	18
Operating lease right-of-use assets exchanged for lease liabilities	11	8

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$400	$250
Restricted cash, current included in prepaid expenses and other current assets	2	2
Restricted cash, noncurrent included in other assets	6	7
Total cash, cash equivalents and restricted cash	$408	$259

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
Certain reclassifications of components of prior period operating expenses have been made in the condensed consolidated statements of operations to conform to the current period presentation. These reclassifications had no impact on total operating expenses as previously reported.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard.
3. Restructuring and Other Charges
During the third quarter of fiscal 2023, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. The Company recognized non-cash lease impairment charges of $14 million in the year ended January 31, 2023. In the nine months ended October 31, 2023, the Company recognized an additional $25 million of non-cash lease impairment charges as a result of the real estate optimization plan. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
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
In the three and nine months ended October 31, 2023, the Company recognized an additional $4 million of severance and termination benefit costs related to an insignificant workforce reduction.
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2023	$15
Restructuring charges	4
Cash payments	(15)
Balance as of October 31, 2023	$4
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of October 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$287	$—	$—	$287
Total cash equivalents	287	—	—	287
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,672	—	(5)	1,667
Corporate debt securities	32	—	—	32
Certificates of deposit	31	—	—	31
Total short-term investments	1,735	—	(5)	1,730
Total	$2,022	$—	$(5)	$2,017

	As of January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	2,207	—	(22)	2,185
Corporate debt securities	133	—	(2)	131
Total short-term investments	2,340	—	(24)	2,316
Total	$2,473	$—	$(24)	$2,449

The following table presents the contractual maturities of the Company’s short-term investments:

	As of October 31, 2023
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,369	$1,364
Due between one to five years	366	366
Total	$1,735	$1,730
Interest receivable of $17 million and $10 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of October 31, 2023:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in millions)
U.S. treasury securities	$1,185	$(2)	$332	$(3)	$1,517	$(5)
Corporate debt securities	28	—	4	—	32	—
Total	$1,213	$(2)	$336	$(3)	$1,549	$(5)
The Company had 98 and 159 short-term investments in unrealized loss positions as of October 31, 2023 and January 31, 2023, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of October 31, 2023 and January 31, 2023.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of October 31, 2023 and January 31, 2023, the balance of strategic investments was $28 million and $25 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $37 million and $33 million in the three months ended October 31, 2023 and 2022, respectively, and $102 million and $82 million in the nine months ended October 31, 2023 and 2022, respectively.
Amortization of contract costs totaled $27 million and $21 million for the three months ended October 31, 2023 and 2022, respectively, and $76 million and $61 million for the nine months ended October 31, 2023 and 2022, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $519 million and $418 million, respectively, and $1,114 million and $858 million in the nine months ended October 31, 2023 and 2022, respectively. Professional services and other revenue recognized during the three months ended October 31, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $5 million and $6 million, respectively, and $9 million and $13 million in the nine months ended October 31, 2023 and 2022, respectively.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,073 million as of October 31, 2023. Of this amount, the Company expects to recognize revenue of approximately $1,826 million, or 59%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of October 31, 2023 were not material.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs.
During the three months ended October 31, 2023, the Company repurchased $150 million principal amount of the 2026 Notes for $132 million in cash, resulting in a gain on early extinguishment of debt of $18 million.
During the nine months ended October 31, 2023, the Company repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $392 million principal amount of the 2026 Notes for $341 million in cash, resulting in an aggregate gain on early extinguishment of debt of $91 million.
The net carrying amount of the Notes consisted of the following:

	As of October 31, 2023	As of January 31, 2023
	(dollars in millions)
2025 Notes:
Principal	$552	$1,060
Less: unamortized debt issuance costs	(3)	(8)
Net carrying amount	$549	$1,052
2026 Notes:
Principal	$758	$1,150
Less: unamortized debt issuance costs	(5)	(9)
Net carrying amount	$753	$1,141
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of October 31, 2023
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$552	$491
2026 Notes	$758	$650
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
Warrants
In February 2018, the Company sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire shares of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share. The Warrants were exercisable over 80 scheduled trading days beginning on May 15, 2023. The Company elected to cash settle the Warrants.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the nine months ended October 31, 2023, the Company settled Warrants corresponding to approximately 1.0 million shares for total cash payments of $7 million. As of October 31, 2023, no Warrants remained outstanding.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $7 million and $6 million were issued and outstanding as of October 31, 2023 and January 31, 2023, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On November 1, 2023, the plaintiffs filed a motion for class certification and the court has scheduled a hearing on that motion for March 29, 2024. The court has not issued a scheduling order beyond class certification, and discovery is proceeding.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(dollars in millions)
Cost of revenue
Subscription	$20	$17	$57	$52
Professional services and other	3	4	11	11
Research and development	70	69	212	209
Sales and marketing	40	41	119	119
General and administrative	39	41	124	122
Total	$172	$172	$523	$513
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of October 31, 2023:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$1,053	2.5 years
Unvested RSAs	56	0.5 years
Unvested stock options	26	1.0 year
ESPP	4	0.3 years
Total	$1,139
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
10. Income Taxes
For the three and nine months ended October 31, 2023, the Company recorded a tax provision of $7 million and $18 million on pretax losses of $74 million and $293 million, respectively. The effective tax rate for the three and nine months ended October 31, 2023 was approximately (9.0)% and (6.0)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, U.S. federal and state taxes, and shortfalls from stock-based compensation.

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
For the three and nine months ended October 31, 2022, the Company recorded a tax provision of $4 million and $10 million on pretax losses of $205 million and $652 million, respectively. The effective tax rate for the three and nine months ended October 31, 2022 was approximately (1.8)% and (1.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations, U.S. state taxes, and stock-based compensation shortfalls in the United Kingdom.
11. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(77)	$(4)	$(200)	$(9)	$(297)	$(14)	$(632)	$(30)
Denominator:
Weighted-average shares outstanding, basic and diluted	157,081	7,300	151,535	7,173	155,536	7,300	150,296	7,048
Net loss per share, basic and diluted	$(0.49)	$(0.49)	$(1.32)	$(1.32)	$(1.91)	$(1.91)	$(4.21)	$(4.21)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2023	2022
	(shares in thousands)
Issued and outstanding stock options	5,423	6,630
Unvested RSUs issued and outstanding	10,164	9,120
Unvested market-based RSUs issued and outstanding	435	116
Unvested RSAs issued and outstanding	308	743
Shares committed under the ESPP	401	597
Shares related to the 2023 Notes	—	108
Shares subject to warrants related to the issuance of the 2023 Notes	—	1,048
Shares related to the 2025 Notes	2,925	5,617
Shares related to the 2026 Notes	3,177	4,820
	22,833	28,799

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
As of October 31, 2023, more than 18,800 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of October 31, 2023, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 97% of total revenue for the nine months ended October 31, 2023. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow and RPO growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impact of Cybersecurity Incidents
In the past we have experienced cybersecurity incidents, such as the January 2022 incident involving one of our third-party service providers and the October 2023 incident where a threat actor gained unauthorized access to and stole information from our third-party customer support system, that harmed our reputation and customer relations, adversely impacted our financial results and may create additional liabilities. While we expect the impact of these security incidents to adversely affect our future financial performance, we cannot predict the extent of such impact with certainty. Due to the nature of our business, the announcement of any security incidents, even if not significant, could have these impacts.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(dollars in millions)
Revenue:
Subscription	$569	$466	$1,614	$1,299
Professional services and other	15	15	44	49
Total revenue	584	481	1,658	1,348
Cost of revenue:
Subscription(1)	126	117	376	345
Professional services and other(1)	19	21	60	62
Total cost of revenue	145	138	436	407
Gross profit	439	343	1,222	941
Operating expenses:
Research and development(1)	165	148	500	466
Sales and marketing(1)	270	290	787	807
General and administrative(1)	111	98	340	309
Restructuring and other charges	4	14	28	14
Total operating expenses	550	550	1,655	1,596
Operating loss	(111)	(207)	(433)	(655)
Interest expense	(2)	(3)	(7)	(9)
Interest income and other, net	21	5	56	12
Gain on early extinguishment of debt	18	—	91	—
Interest and other, net	37	2	140	3
Loss before provision for income taxes	(74)	(205)	(293)	(652)
Provision for income taxes	7	4	18	10
Net loss	$(81)	$(209)	$(311)	$(662)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(dollars in millions)
Cost of subscription revenue	$20	$17	$57	$52
Cost of professional services and other revenue	3	4	11	11
Research and development	70	69	212	209
Sales and marketing	40	41	119	119
General and administrative	39	41	124	122
Total stock-based compensation expense	$172	$172	$523	$513

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	97%	97%	97%	96%
Professional services and other	3	3	3	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	22	25	23	26
Professional services and other	3	4	3	4
Total cost of revenue	25	29	26	30
Gross profit	75	71	74	70
Operating expenses
Research and development	28	31	30	35
Sales and marketing	46	60	47	60
General and administrative	19	20	20	23
Restructuring and other charges	1	3	3	1
Total operating expenses	94	114	100	119
Operating loss	(19)	(43)	(26)	(49)
Interest expense	—	(1)	—	(1)
Interest income and other, net	4	1	3	2
Gain on early extinguishment of debt	2	—	5	—
Interest and other, net	6	—	8	1
Loss before provision for income taxes	(13)	(43)	(18)	(48)
Provision for income taxes	1	—	1	1
Net loss	(14)%	(43)%	(19)%	(49)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Nine Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$569	$466	$103	22%
Professional services and other	15	15	—	2
Total revenue	$584	$481	$103	21
Percentage of revenue:
Subscription	97%	97%
Professional services and other	3	3
Total	100%	100%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,614	$1,299	$315	24%
Professional services and other	44	49	(5)	(9)
Total revenue	$1,658	$1,348	$310	23
Percentage of revenue:
Subscription	97%	96%
Professional services and other	3	4
Total	100%	100%
Three and nine months ended
For the three and nine months ended October 31, 2023, the increase in subscription revenue was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. The increase in revenue was attributable to a 10% increase in total customers, from over 17,050 as of October 31, 2022 to over 18,800 as of October 31, 2023, and revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 115% as of October 31, 2023.
For the three months ended October 31, 2023, professional services and other revenue was relatively flat. The decrease in professional services and other revenue for the nine months ended October 31, 2023 was due to lower bookings associated with professional services.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$126	$117	$9	8%
Professional services and other	19	21	(2)	(5)
Total cost of revenue	$145	$138	$7	6
Gross profit	$439	$343	$96	28
Gross margin:
Subscription	78%	75%
Professional services and other	(25)	(34)
Total gross margin	75	71

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$376	$345	$31	9%
Professional services and other	60	62	(2)	(3)
Total cost of revenue	$436	$407	$29	7
Gross profit	$1,222	$941	$281	30
Gross margin:
Subscription	77%	73%
Professional services and other	(37)	(28)
Total gross margin	74	70
Three months ended
For the three months ended October 31, 2023, cost of subscription revenue increased primarily due to an increase of $7 million in employee compensation costs.
Our gross margin for subscription revenue improved to 78% from 75% for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue. While our gross margin for subscription revenue may fluctuate in the near-term as we invest in our growth, we expect our subscription revenue gross margin to improve over the long-term as we achieve additional economies of scale.
For the three months ended October 31, 2023, cost of professional services and other revenue decreased slightly and as a result our gross margin for professional services and other revenue improved to (25)% from (34)% for the three months ended October 31, 2023 compared to the three months ended October 31, 2022.
Nine months ended
For the nine months ended October 31, 2023, cost of subscription revenue increased primarily due to an increase of $21 million in employee compensation costs and an increase of $6 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved to 77% from 73% for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
For the nine months ended October 31, 2023, cost of professional services and other revenue decreased slightly. Our gross margin for professional services and other revenue decreased to (37)% from (28)% for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to a decrease in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$165	$148	$17	11%
Percentage of revenue	28%	31%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Research and development	$500	$466	$34	7%
Percentage of revenue	30%	35%
Three and nine months ended
For the three and nine months ended October 31, 2023, research and development expenses increased primarily due to increases of $15 million and $36 million, respectively, in employee compensation costs. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$270	$290	$(20)	(7)%
Percentage of revenue	46%	60%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Sales and marketing	$787	$807	$(20)	(2)%
Percentage of revenue	47%	60%
Three months ended
For the three months ended October 31, 2023, sales and marketing expenses decreased primarily due to a decrease in employee compensation costs of $28 million, partially offset by an increase in marketing costs of $11 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. In the short-term, our sales and marketing expenses may increase as a percentage of our total revenue, however, over time, we expect this percentage to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Nine months ended
For the nine months ended October 31, 2023, sales and marketing expenses decreased primarily due to a decrease in amortization expense of $6 million for acquired customer relationships and trade names and a decrease in marketing costs of $6 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
General and Administrative Expenses

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$111	$98	$13	14%
Percentage of revenue	19%	20%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
General and administrative	$340	$309	$31	10%
Percentage of revenue	20%	23%
Three and nine months ended
For the three and nine months ended October 31, 2023, general and administrative expenses increased primarily due to increases of $10 million and $27 million, respectively, in employee compensation costs. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Restructuring and Other Charges

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$4	$14	$(10)	(68)%
Percentage of revenue	1%	3%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$28	$14	$14	98%
Percentage of revenue	3%	1%

Three months ended
For the three months ended October 31, 2023, restructuring and other charges decreased primarily due to the lease impairment charges incurred in the same period last year.
Nine months ended
For the nine months ended October 31, 2023, restructuring and other charges increased primarily due to lease impairment charges. We may incur additional charges as a result of our ongoing real estate optimization plan

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
and the evolving corporate real estate market conditions. See Note 3 to our condensed consolidated financial statements "Restructuring and Other Charges" for additional information.
Interest and Other, Net

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(2)	$(3)	$1	(34)%
Interest income and other, net	21	5	16	393
Gain on early extinguishment of debt	18	—	18	—
Interest and other, net	$37	$2	$35	2,438

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Interest expense	$(7)	$(9)	$2	(20)%
Interest income and other, net	56	12	44	420
Gain on early extinguishment of debt	91	—	91	—
Interest and other, net	$140	$3	$137	6,622
Three and nine months ended
For the three and nine months ended October 31, 2023, the change in interest and other, net was primarily due to the gain on early extinguishment of debt related to repurchases of the Notes and an increase in interest income from our short-term investments. We expect interest income from our short-term investments to continue to increase in the short term as a result of increasing interest rates.
Provision for Income Taxes

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$7	$4	$3	79%

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$18	$10	$8	79%
Three and nine months ended
For the three and nine months ended October 31, 2023, income tax expense resulted primarily from income from profitable foreign jurisdictions, U.S. federal and state taxes, and the tax impact of shortfalls from stock-based compensation.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2023	2022
	(dollars in millions)
Number of customers	18,800	17,050
Customers with annual contract value ("ACV") above $100,000	4,365	3,740
Dollar-based net retention rate for the trailing 12 months ended	115%	122%
Current remaining performance obligations	$1,826	$1,579
Remaining performance obligations	$3,073	$2,853
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2023, we had over 18,800 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,365 and 3,740 as of October 31, 2023 and 2022, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of October 31, 2023, compared to October 31, 2022, was primarily a result of the macroeconomic environment, with ACV from existing customers increasing at a slower rate in the current period.

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
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,130 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and cash flows from operations that may fluctuate between positive and negative amounts for the foreseeable future.
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
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During the nine months ended October 31, 2023, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $392 million principal amount of the 2026 Notes for $341 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $91 million. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information. The 2025 Capped Calls and 2026 Capped Calls remain outstanding notwithstanding such repurchase.
On August 2, 2021, we completed the acquisition of Townsend Street Labs, Inc. (“atSpoke”), providing total cash consideration, net of cash acquired of $79 million. Of this amount, $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and was paid during the nine months ended October 31, 2023.
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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2023, we had deferred revenue of $1,274 million, of which $1,256 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2023	2022
	(dollars in millions)
Net cash provided by operating activities	$338	$10
Net cash provided by (used in) investing activities	574	(47)
Net cash provided by (used in) financing activities	(774)	34
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	$137	$(14)
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
During the nine months ended October 31, 2023, cash provided by operating activities was $338 million, an increase of $328 million compared to the nine months ended October 31, 2022. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency, partially offset by an increase in cash paid to vendors.
Investing Activities
During the nine months ended October 31, 2023, cash provided by investing activities was $574 million compared to cash used in investing activities of $47 million during the nine months ended October 31, 2022. The change was primarily attributable to an increase in cash provided from investment maturities and sales, net of purchases, partially offset by cash paid for business acquisitions, net of cash acquired.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
During the nine months ended October 31, 2023, cash used in financing activities was $774 million compared to cash provided by financing activities of $34 million during the nine months ended October 31, 2022. The change was primarily attributable to payments made for repurchases of the Notes.
Material Cash Requirements
Except for the debt extinguishment and the cash settlement of Warrants as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the nine months ended October 31, 2023 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,130 million as of October 31, 2023, of which $2,017 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of October 31, 2023, $552 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of October 31, 2023, $758 million principal amount of the 2026 Notes remain outstanding.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On November 1, 2023, the plaintiffs filed a motion for class certification and the court has scheduled a hearing on that motion for March 29, 2024. The court has not issued a scheduling order beyond class certification, and discovery is proceeding.
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
Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

•Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending have, in the past, and may, in the future, reduce demand for our products, which could harm our revenue, results of operations and cash flows.
•In the past we have experienced cybersecurity incidents that allowed unauthorized access to our systems or data or our customers’ data, harmed our reputation, created additional liability and adversely impacted our financial results. We may experience similar incidents in the future which may also include disabling access to our service.
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
•We have, in the past, failed or been perceived to have failed to fully comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements, which could result in proceedings, actions or penalties against us. We may experience similar incidents in the future.
•The stock price of our Class A common stock may be volatile or may decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who held in the aggregate 40.7% of the voting power of our capital stock as of October 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
•We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Risks Related to Our Business and Industry
Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending have, in the past, and may, in the future, reduce demand for our products, which could harm our revenue, results of operations and cash flows.
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
•protect against cybersecurity attacks and any market perception stemming from disclosure around security breaches;
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 4,584 employees as of October 31, 2021 to 5,913 employees as of October 31, 2023. In order to manage our growth and better align our organizational structure and resources with our business priorities, we also may undertake restructuring plans from time to time. For example, during the first quarter of fiscal 2024, we announced a world-wide restructuring plan intended to reduce operating expenses and improve profitability that involved a reduction of our workforce by approximately 300 full-time employees. We may encounter challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.

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
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products;
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products, teams or technologies that we believe could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel, integrate the acquired operations and technologies, and adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), or effectively manage the combined business following the acquisition. For example, we have experienced aspects of such challenges in connection with our May 2021 acquisition of Auth0.

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
A portion of our sales are to partners that resell our services to government agencies, and we have made, and plan to continue to make, investments to support future sales opportunities in the government sector. The sale of our services to government agencies is tied to budget cycles, and there are government requirements and authorizations that we may be required to meet. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines, and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense. Government entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices, or are otherwise time consuming and expensive to satisfy. For example, some of our government entity customers rely on our authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) to help satisfy their own legal and regulatory compliance requirements, which may require us to undertake additional actions and expense to ensure compliance. Government entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards, authorizations (such as FedRAMP) or requirements and do not meet them, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to government customers and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We have, in the past, and may, in the future, experience disruptions, data loss or corruption, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure and functionality changes, human or software errors, capacity constraints, ransomware attacks that encrypt our data and render it inaccessible or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take months, or even years, for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, including intentionally blocking our internet traffic or all internet traffic, for example at the request of a national government intending to isolate its country’s network, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
In the past we have experienced cybersecurity incidents that allowed unauthorized access to our systems or data or our customers’ data, harmed our reputation, created additional liability and adversely impacted our financial results. We may experience similar incidents in the future which may also include disabling access to our service.
Increasingly, companies, including Okta, are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state actors and organized crime groups who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that we and they store and process. For example, like other companies, we have experienced an increase in cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts will increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected and have not in the past been, and may not in the future be, sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
Our customers’ use of Okta to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and users’ personal data. Okta has experienced and likely will in the future experience attacks targeting such customer data. When such breaches occur, as a result of third-party action, technology limitations, employee or contractor error, malfeasance or otherwise, and if the confidentiality, integrity or availability of our customers’ data or systems is disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. As a result, we, our third-party service providers and our customers have not in the past been, and may not in the future be, able to anticipate these techniques or to implement adequate preventive measures. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.
In addition, security breaches impacting our platform have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure or theft of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. For example, our customers have in the past published public criticisms of our security practices in connection with security incidents, and these postings harm our reputation and brand. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise discussed below, for example, have become the subject of lawsuits, as discussed in Item 1, “Legal Proceedings” above. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our or our customers’ systems.

We have experienced cybersecurity incidents resulting from our use of and oversight over third-party service providers and may experience such incidents in the future. These incidents have, in the past, and may, in the future, result from our configuration of such providers’ products or cybersecurity attacks on such providers of the same type that could affect our own systems. While we have implemented security measures and configuration policies that seek to protect data stored with our third-party service providers, such measures and policies have not in the past been, and may not in the future be, sufficient to protect our data or our customers’ data. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our product or systems, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. In addition, in October 2023, a threat actor gained unauthorized access to and stole information from inside our customer support system.
While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. These breaches, or any perceived breach, of our systems, our customers’ systems, our service providers’ systems, or other systems or networks secured by our products, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in damage to our reputation and brand, negative publicity, loss of ISVs and other channel partners, customers and sales, increased costs to remedy any problem, costly litigation and other liability. In addition, a breach of the security measures of one of our key ISVs or other channel partners or a security software supply chain attack even many levels removed could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack. For example, an exploitation in an open source library that is imported and used in another framework that is used by a software product used by Okta could introduce an avenue of attack into the Okta service. If a high profile security breach occurs with respect to a comparable cloud technology provider, our customers and potential customers may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, results of operations and financial condition.
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
We have, in the past, failed or been perceived to have failed to fully comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements, which could result in proceedings, actions or penalties against us. We may experience similar incidents in the future.
Our customers’ storage and use of data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platform. We have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data within our online service, but these features have, in the past, not ensured and may, in the future, not ensure our customers’ compliance and may not be effective against all potential privacy or related regulatory concerns.
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers rely on our authorization under

FedRAMP to help satisfy their own legal and regulatory compliance requirements, which, in addition to state or international regulations, may require us to undertake additional actions and expense to ensure compliance.
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
Any failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, compliance frameworks that Okta has contractually committed to comply with, or any actual or suspected privacy or security incident, even if unfounded, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in enforcement actions and prosecutions, private litigation, fines, penalties and censure, claims for damages by customers and other affected individuals, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
Non-compliance with these obligations can trigger significant fines. For example, in Europe fines for non-compliance can be a maximum of €20 million or 4% of total worldwide annual revenue, whichever is higher. In some U.S. states, fines can be up to $7,500 per violation, multiplied by the number of impacted individuals, and, in addition, some states allow a private right of action. Given the breadth and depth of changes in data protection obligations, complying with these requirements has caused us to expend significant resources, which is likely to continue into the near future as we respond to new interpretations and enforcement actions.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “Business Associates”. We function as a Business Associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a Business Associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant Business Associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA Business Associate or under the terms of the Business Associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable Business Associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect. Further, certain modifications have been proposed to the HIPAA privacy regulations, and we expect that there will continue to be changes to health information privacy laws in the United States, including HIPAA, and we cannot yet determine the impact such changes to existing laws, regulations and standards may have on our business.
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

If we are unable to ensure that our products integrate or interoperate with a variety of operating systems, platforms, services, software applications devices, mobile phones and other hardware form factors that are developed by others, our platform may become less competitive and our results of operations may be harmed.
The number of people who access the internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past several years and is expected to continue to increase. While we have created mobile applications and mobile versions of our products, if these mobile applications and products do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating our current products or uploading new products. In addition, our products interoperate with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. As a result, we depend on the interoperability of our products with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. Any changes in such technologies that degrade the functionality of our products or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Any change in our customers’ preference for cloud-based identity management or any shift towards on-premises systems could also adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products that operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. In addition, we may face different fraud, security and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, or if it is difficult for our customers to access and use our platform, our business, results of operations and financial condition may be harmed.
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
We rely on a number of third-party service providers to operate our services, any of which, if it encounters interruptions or delays, could negatively affect our platform, damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. For example, we host our platform using AWS data centers and other third-party cloud infrastructure services. All of our products use resources operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS or other cloud services by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion or malicious action, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged third-party service disruption affecting our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party services we use.
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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our platform. We also rely on third-party information technology systems, broadband and other communications systems and service providers in connection with providing access to our platform generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our platform. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism, unauthorized access or malicious acts, and similar events or disruptions may damage or interrupt computers, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our platform. While we have backup systems for certain aspects of these operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
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
Errors, failures, vulnerabilities or bugs may occur in our products, especially when updates are deployed or new products are rolled out, maintenance patches are applied, or infrastructure, architectural or configuration changes are made. Our platform is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our products. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities or bugs in our products, or delays in or difficulties implementing our product releases, could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our products, a decrease in customer satisfaction or adoption rates, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business, results of operations and financial condition.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and artificial intelligence (“AI”) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
We use open source software in our products and expect to use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. However, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our products, incur additional costs, discontinue the sale of some or all of our products or take other remedial actions. Some open source software may include generative AI software or other software that incorporates or relies on generative AI or other AI technologies. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation.
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
Noncompliance with the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions within the U.S. and internationally. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a material adverse effect on our reputation, business, results of operations, and financial condition.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our service or could limit our customers’ ability to implement our service in those countries. These laws and regulations may change frequently in response to evolving international issues. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from November 1, 2022 through October 31, 2023, the trading price of our Class A common stock has ranged from $44.12 per share to $91.50 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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

•security breaches, technical difficulties or interruptions of our service;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.7% of the voting power of our capital stock as of October 31, 2023. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 31, 2023, our directors, executive officers and their affiliates held in the aggregate 40.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the Notes (as defined below). If we elect to satisfy our conversion obligation on the Notes solely in shares of our Class A common stock upon conversion of the Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
We have issued convertible notes due in 2025 (“2025 Notes”) and 2026 (“2026 Notes” and together with the 2025 Notes, the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance or raise any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of October 31, 2023, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through October 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.
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
In addition, in connection with the issuance of the 2025 Notes and 2026 Notes, we entered into capped call transactions (“Capped Calls”) with certain financial institutions (the “Option Counterparties”). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our former Chief Operating Officer did not return as an employee following his recent sabbatical, though he is continuing to serve as a director and as Vice Chairman of the Board of Directors. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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

Item 5. Other Information
On September 15, 2023, Shibu Ninan, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan allows for the sale of up to 6,779 shares of our Class A common stock, commencing on January 2, 2024 and continuing until all shares are sold or March 29, 2024, whichever comes first.
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

Okta, Inc.

December 1, 2023	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer