Form 10-K
period 2024-01-31
Okta, Inc.
filed 2024-03-01
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
The aggregate market value of the stock of the Registrant as of July 31, 2023 (based on a closing price of $76.86 per share) held by non-affiliates was approximately $12.0 billion. As of February 26, 2024, there were 160,106,072 shares of the Registrant’s Class A Common Stock and 7,291,091 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2024.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2024

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
•our ability to comply with modified or new laws and regulations applying to our business, including the General Data Protection Regulation, and other privacy regulations that may be implemented in the future;
•the impact of recent accounting pronouncements on our financial statements;
•our ability to successfully defend litigation brought against us; and
•our ability to successfully integrate and realize the benefits of strategic acquisitions or investments, including our acquisition of Auth0, Inc. ("Auth0").
Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond our control. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, risks detailed in “Risk Factors” in this Annual Report on Form 10-K as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I
Item 1. Business
Overview
Okta is the leading independent identity partner. Our vision is to free everyone to safely use any technology, and we believe identity is the key to making that happen. Our purpose is to bring simple and secure digital access to people and organizations everywhere. Our Workforce Identity Cloud and Customer Identity Cloud, powered by Auth0, enable our customers to securely connect the right people to the right technologies and services at the right time.
The acceleration of digital transformation, cloud adoption and the evolving security threat landscape are driving a shift in how organizations securely manage the identity of their employees, contractors and partners on the internet. At the same time, changing consumer expectations favoring simple, secure digital experiences are driving the adoption of new consumer identity technologies. Our Workforce Identity Cloud and Customer Identity Cloud help organizations effectively harness the power of cloud, mobile and web technologies by securing users and connecting them with the applications and technology they use. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces ("APIs"), IT infrastructure providers, and services from a multitude of devices. Employees and contractors sign into Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. Developers leverage our Customer Identity Cloud and Workforce Identity Cloud to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core mission. Our approach to customer identity provides organizations—from companies to government agencies—with the scale, interoperability, extensibility and security they need to build applications with seamless and private experiences that serve a wide variety of users, from customers to citizens. As we add new customers, users, developers and integrations to our platform, our business, customers, partners and users benefit from powerful network effects that increase the value and security of our Workforce Identity Cloud and Customer Identity Cloud.
Given the growth trends in the number of applications and cloud adoption and the movement to remote and hybrid workforces, identity is becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer-facing applications.
As of January 31, 2024, more than 18,950 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises to small- and medium-sized businesses, universities, nonprofits and government agencies. We partner with leading application, infrastructure and security vendors, such as Amazon Web Services ("AWS"), CrowdStrike, Google, LexisNexis Risk Solutions, Microsoft, Netskope, Palo Alto Networks, Plaid, Proofpoint, Salesforce, ServiceNow, VMware, Workday, Yubico and Zscaler. We had over 7,000 integrations with cloud, mobile and web applications and IT infrastructure providers as of January 31, 2024, which, while not directly correlated to revenue, shows the breadth and acceptance of our platform.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing the value we provide to our customers over time and thus their spending with us through expanding the number of users who access our Workforce Identity Cloud and Customer Identity Cloud and up-selling additional product offerings. We sell our product offerings directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners.

Our Platform
Okta is an independent and neutral cloud-based identity solution that allows our customers to integrate with nearly any application, service or cloud that they choose through our secure, reliable and scalable platform and cloud infrastructure. Our technological neutrality allows our customers to easily adopt the best technologies, and our two clouds are designed to securely connect users to the technology that they choose. We prioritize the compatibility of our platform with public clouds, on-premises infrastructures and hybrid clouds.
Our platform is used by organizations in two distinct and powerful ways. Our customers use it to manage and secure their employees, contractors and partners, which we refer to as workforce identity as supported by our Workforce Identity Cloud. Our customers also use it to enable, manage and secure the identities of their customers, which we refer to as customer identity as supported by our Customer Identity Cloud.
Workforce Identity Cloud
Workforce Identity Cloud simplifies the way an organization’s employees, contractors and partners connect to its applications and data from any device while increasing efficiency and keeping IT environments secure. Workforce Identity Cloud can be used as the central system for an organization’s connectivity, access, authentication and identity lifecycle management needs spanning all of its users, technology and applications. Our customers use Workforce Identity Cloud to secure their workforces, to create solutions that make their partner networks more collaborative, and to provide more seamless and secure experiences for their end users, which, combined with our open approach, enables our customers to future-proof their environments. We enable our customers to easily deploy, manage and secure applications and devices, and to provision and support users across their IT environments, with a simple, intuitive, consumer-like user experience. Once deployed, we enable administrators to enforce contextual access management decisions based on conditions such as user identity, device, location, application identity, IP reputation and time of day.
We enable organizations to provide their workforces with immediate and secure access to every application they need from any device they use, without requiring multiple credentials, which significantly enhances user connectivity and productivity. We offer our customers an additional security layer through our Adaptive Multi-Factor Authentication (“Adaptive MFA”) product offering. Our Universal Directory product offering also serves as a system of record to help our customers organize, customize and manage their users. Our Lifecycle Management product offering enables customers to manage users’ access privileges through their entire lifecycle with a no-code approach that improves administrative efficiency and productivity. Okta Identity Governance, our unified identity access management and identity governance product offering, helps our customers improve their security and compliance posture while mitigating modern security risks and increasing efficiency. Our Privileged Access Management product offering provides unified access and governance for privileged resources and increases visibility, compliance and security without compromising user experience. Our Access Gateway product offering enables our customers to extend Workforce Identity Cloud to their existing on-premises applications. Workforce Identity Cloud enables our customers to automate access across their growing ecosystem of employees, contractors and partners, increasing collaboration across their workforces.
Customer Identity Cloud
Customer Identity Cloud, powered by Auth0, enables companies, nonprofits and governmental agencies to transform their own customers’ or citizens’ experiences by empowering development teams to rapidly and securely build customer- and citizen-facing cloud, mobile or web applications. Our Customer Identity Cloud primarily supports consumer and SaaS applications. It empowers application builders to innovate faster by removing the complexity from identity and making it simple, extensible and customizable. We enable organizations to integrate our powerful identity platform into their cloud, web and mobile applications. This makes it easier for them to authenticate, manage, scale and secure their applications through comprehensive APIs, software development kits and extensive developer tools, enabling rapid time to market for the business. Organizations are able to streamline user experience and improve security across all their applications, leading to increased customer acquisition, retention and loyalty.
Customer Identity Cloud provides multiple enhanced security capabilities including bot detection, Adaptive MFA, fraud prevention, and account takeover attack protection while delivering a high level of security. In addition to security and authentication, Customer Identity Cloud also supports authorization.

Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Platform
•Drive New Customer Growth.  To increase our market share, we intend to continue to grow our customer base using a land-and-expand sales model, with a focus on key markets by size of customers, as well as key verticals, including highly regulated sectors.
•Deepen Relationships Within Our Existing Customer Base.  We strive to further increase revenue from our existing customers by cross-selling and up-selling additional and new product offerings. We also believe we can expand our footprint by focusing on current customers that have deployed our Workforce Identity Cloud and expanding those customers’ use of our Customer Identity Cloud, or vice versa.
•Leverage Partner Ecosystem. We plan to further leverage the sales efforts of resellers, system integrators, managed service providers, and other distribution partners, for growth, scale and specialized expertise. For example, in fiscal 2024, we launched the Okta Elevate Partner Program designed to incentivize partners to deliver and manage Okta solutions.
•Expand Our International Footprint.  With 21% of our revenue generated outside of the United States in fiscal 2024, and our international revenue growing 19% from fiscal 2023 to fiscal 2024, we believe there is a significant opportunity to continue to grow our international business. We believe global demand for our product offerings will continue to be a long-term opportunity as organizations outside the United States fully embrace the transition to cloud computing, and larger international organizations take advantage of technology consolidation within their global locations.
Increase Our Opportunities
•Innovate and Extend Our Platform with New Products.  We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. By continuing to innovate, introduce new product offerings and extend our platform, we believe that we can offer increasing value to our existing and potential customers.
•Extend Our Accessible Market with New Use Cases. As technology and our customers’ needs evolve, we plan to use our platform to help our customers address new challenges, regulatory requirements and use cases.
•Leverage Our Integrations.  The Okta Integration Network is an extensive ecosystem, which includes over 7,000 integrations with cloud, mobile and web applications as well integrated solutions with IT infrastructure providers. These integrations include both Okta-maintained and vendor-maintained solutions. We continue to add new integrations as we expand the surface area of our identity platform. We view our investment in these partnerships as a force multiplier that enables us to build and promote complementary capabilities that benefit our customers.
•Expand our Developer Ecosystem. We want to empower every application developer to use our platform to securely integrate identity into any application. We believe that our platform enables developers to focus their time and attention on innovating within their core application capabilities while relying on our platform for their identity-related requirements, leading to more secure and convenient experiences for their own customers.
•Leverage Our Unique Data Assets with Powerful Analytics. Our position at the intersection of people, devices, applications and infrastructure gives us unique access to powerful data, and the opportunity to provide differentiated insights based on that data, as well as predictive capabilities based on that data to help keep customers more secure. We expect the value of our analytics to our customer base will increase as customers continue to connect more devices, applications and users to their networks and as we add more customers. We also expect that our analytics ability will enable our customers to use our data and third-party data from our partners, to help customers make more informed and secure access decisions. We do not currently derive direct revenue from our unique data assets, but we may explore opportunities for monetization in the future. For example, in fiscal 2024 we announced Okta AI, which is designed to use AI models and Okta’s unique crowdsourced threat intelligence identity data to power real-time identity actions, such as the industry’s first real Universal Logout solution.
•Mergers and Acquisitions and Investments. From time to time, we evaluate opportunities to acquire or invest in emerging and adjacent technologies to complement our organic investments and improve our product offerings, services and customers’ experiences. We will continue to use these types of strategic levers as opportunities arise.
Our Product Offerings
Okta's suite of product offerings and services is used to manage and secure identities. Most of our product offerings can be used for both customer identity and for workforce identity use cases and we are continuously enhancing our product offerings and services. Our workforce identity product offerings are consumed through web and mobile interfaces and provide simple ways for IT organizations to manage identities for their employees, contractors and business partners. For customer identity, our APIs are also used by developers to embed Okta identity functionality into their own customer-facing mobile or web applications. We continuously improve our Workforce Identity Cloud and Customer Identity Cloud through the release and development of additional product offerings, features and services.
Workforce Identity Product Offerings
Access Management
•Single Sign-on. When used to manage and secure identities for a customer’s workforce, Single Sign-On enables users to access all of their applications, whether in the cloud or on-premises, from any device, with a single entry of their user credentials. We combine secure access, modern protocols, flexible policies and a consumer-like user experience to permit organizations to easily allow customers or partners to sign in to their applications with their existing identity information. With Okta FastPass, we enable our customers to provide their users with a passwordless experience across any device and every major operating system. Single Sign-On also enables built-in reporting and analytics that provide real-time search functionalities across users, devices, applications and the associated access and usage activity.
•Adaptive Multi-Factor Authentication.  Adaptive MFA is a comprehensive, but simple-to-use, product that provides an additional layer of security for an organization’s cloud, mobile and web applications and data. We offer an intelligent approach to security, built on contextual data. Adaptive MFA includes a policy framework that is integrated with a broad set of cloud and on-premises applications and network infrastructures. It offers adaptive, risk-based authentication that leverages data intelligence from across the Okta network of thousands of organizations as well as from our partner ecosystem.
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
•Access Gateway. Access Gateway enables organizations to extend Workforce Identity Cloud, which is a cloud-native platform, from the cloud to their existing on-premises applications so that they can harness the benefits of Okta to manage all of their critical systems, whether in the cloud, on-premises or hybrid. Extending the benefits of Workforce Identity Cloud to hybrid IT environments delivers a single point of management for our customers’ administrators and a single location from which end users can access their critical applications.
•Okta Device Access. Okta Device Access extends Okta's secure access management to the device login experience. Okta Device Access enables end users to securely log in to their devices with their Okta credentials and meet MFA challenges from a set of strong factors, helping organizations to harden their security posture by protecting a user's device with the same experience Okta provides for applications and resources.

Identity Governance and Administration (“IGA”)
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
•Lifecycle Management. Lifecycle Management enables IT organizations or developers to manage a user's identity throughout its lifecycle, from onboarding to offboarding. It automates IT processes and ensures user accounts are created and deactivated at the appropriate times, including the workflow and policies needed to power those processes, and helps ensure compliance requirements are met as user roles evolve and access levels change.
•Okta Identity Governance. Okta Identity Governance provides a unified identity access management and identity governance solution focused on improving an organization’s security and compliance posture, helping customers to mitigate everyday security risks and improve IT efficiency. Okta Identity Governance includes governance capabilities relating to access requests, access certifications and access reporting. Through these capabilities, Okta Identity Governance simplifies and automates the process of requesting and approving access to applications and resources.
Privileged Access Management
•Advanced Server Access. Advanced Server Access offers continuous, contextual access management to secure cloud infrastructure. Organizations can continuously manage and secure access to on-premises Windows and Linux servers and across leading Infrastructure-as-a-Service vendors, including AWS, Google Cloud Platform and Microsoft Azure. Advanced Server Access enables our customers to centralize access controls in a seamless manner to better mitigate the risk of credential theft, reuse, sprawl and abandoned administrative accounts.
•Okta Privileged Access. Okta Privileged Access enables organizations to reduce risk with unified access and governance management for on-premises and cloud privileged resources, for better visibility, compliance, and security for critical applications, resources and infrastructure requiring privileged access.
Workforce Identity Cloud Platform: Extensibility
•Okta Workforce Identity Workflows. Designed to enable IT and security teams to move faster, more accurately and more cost effectively as they scale, Okta Workflows enables the building of identity-related business processes with minimal or no code, such as automating user onboarding and provisioning, creating just-in-time authorization for software development and IT processes, automating identity-centric security responses, and orchestrating customer data across backend systems.
Customer Identity Cloud Product Offerings
•Universal Login. Universal Login is a standards-based login infrastructure with centralized feature management and configuration for websites and applications that can be integrated with a wide range of social media login credential providers, enterprise login services and customer-provided databases. Universal Login enables our customers to provide a consistent login experience across many different applications and devices.
•Attack Protection. Attack Protection is a suite of security capabilities that protect our customers from different types of malicious traffic, including bots, breached passwords, suspicious IP addresses and brute force attacks. Attack Protection enables our customers to minimize risks associated with the ever-growing volume of identity-targeted attacks.
•Adaptive Multi-Factor Authentication. Simple-to-use and adaptable MFA that minimizes friction to end users. When using Adaptive MFA, our customers leverage risk-assessment algorithms that present MFA challenges only to select authentication attempts that require additional validation.

•Passwordless. Passwordless authentication enables users to login without a password and supports a variety of different login methods, including advanced device biometrics such as passkeys.
•Machine to Machine. Machine to Machine provides standards-based authentication and authorization with non-interactive devices and applications.
•Private Cloud. Private Cloud is a deployment option that allows our customers to run a dedicated cloud instance of Customer Identity Cloud. Private Cloud capability supports multiple cloud providers.
•Organizations. Organizations enable our customers to support a large number of partners or customers of their own with independent configurations, login experiences and security options.
•Actions and Extensibility. Actions and extensibility allow our customers to create customized identity flows that address their unique requirements through a drag-and-drop interface to add pre-built partner integrations and their own custom logic across an authentication flow.
•Enterprise Connections. Enterprise Connections enable Enterprise Federation using pre-built integrations with commonly used Enterprise Identity Systems.
Through our broad and deep product offerings that support a wide range of workforce and customer identity use cases, we deliver multiple critical business outcomes for our customers. These include boosting their cybersecurity posture, reducing IT spending, addressing regulations, reducing fraud, increasing new customer conversions, creating frictionless customer experiences and helping technical teams deliver products to market faster.
Our Technology
We focus on engineering an intuitive and comprehensive platform to solve complex identity management and security challenges. Our cloud architecture is multi-tenant, encrypted and third-party validated. Our service also allows us to integrate into our customers’ on-premises components and hybrid configurations.
Differentiated Administration, User and Developer Experience
Workforce Identity Cloud and Customer Identity Cloud offer administrators and users a consistent, easy-to-use, consumer-like experience across our product offerings. Our technology integrates with industry-leading browsers and mobile applications to provide seamless access to nearly any web or native mobile application. We also heavily leverage operating system management and security technologies across desktops, laptops and mobile devices to provide a transparent, but secure experience for users across a range of devices. These integrations allow us to seamlessly deliver identity, access, security and management use cases that previously required significant custom development to achieve.
Robust Security
Security is essential for Okta and for our customers. Our approach to security spans day-to-day operational practices from the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. The Okta platform and features are updated regularly, and along with continuous security testing, there are periodic security reviews that provide audited and verifiable security checkpoints to ensure the quality of our source code. A number of our product offerings have attained multiple certifications, including SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27017:2015, ISO/IEC 27018:2019, multiple agency Federal Risk and Authorization Management Program ("FedRAMP") Authorities to Operate, Department of Defense Impact Level 4, are in accordance with Health Insurance Portability and Accountability Act ("HIPAA"), and comply with many other international security frameworks. Workforce Identity Cloud also supports FIPS 140-2 encryption requirements.
Additional information regarding our cybersecurity risk management strategy and governance is included in “Cybersecurity” under Part I, Item 1C of this Annual Report on Form 10-K. For additional information regarding the cybersecurity risks that we face, see “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K.

Scalability and Uptime
Our technical operations and engineering models are designed around the concept of an always-on, highly redundant and available platform that we seek to upgrade without customer disruption. Our product offerings and architecture were built entirely in and for the cloud with availability, resiliency and scalability at the center of the design. We have zero planned downtime, including during our maintenance windows.
Okta's proprietary architecture includes redundant, active-active-active availability zones with cross-continental disaster recovery regions, real-time database replication and geo-distributed storage. If one of our systems goes down, another is quickly promoted. Our architecture is designed to scale both vertically by increasing the size of the application tiers and horizontally by adding new geo-distributed cells.
Our Workforce Identity Cloud and Customer Identity Cloud are monitored not only at the infrastructure level, but also at the application and third-party integration level. Synthetic transaction monitoring allows our technical operations team to detect and resolve issues proactively.
Okta Integration Network and Auth0 Marketplace
The Okta Integration Network contains over 7,000 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including AWS, Atlassian, DocuSign, Google, Microsoft Office 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday, Zendesk and Zoom. Our patented technology allows our customers to seamlessly connect to any application or type of device that is already integrated into our network. In addition, customers can extend the benefits of the Okta Integration Network by creating their own integrations to both cloud and on-premises proprietary applications.
Similarly, the Auth0 Marketplace is a trusted catalog of integrations that enables application teams to easily assemble complete identity solutions. The Auth0 Marketplace connects customers with service providers and builders who solve integration use cases and implement integrations with Customer Identity Cloud.
Our Customers
As of January 31, 2024, we had more than 18,950 customers, including more than 4,485 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use our platform to manage millions of their customers' identities.
Sales and Marketing
Sales
We sell directly to customers through our direct inside and field sales force and also indirectly through our extensive ecosystem of channel partners. We also use a self-service approach for developers to sign up for free trials of our Customer Identity Cloud. which may transition to paid offerings. We often leverage our expansion sales model to generate incremental revenue, often within the term of the initial agreement, through the addition of new users and the sale of additional product offerings. In many instances, we find that initial customer success with our platform results in key internal decision-makers expanding their deployments, for example, from initial use for workforce identity to expanded use for their customer identity needs. Furthermore, as our customers are successful in their businesses and increase headcount, the number of their customers or their monthly active users, we share in their growth as the number of identities that we manage increases. Conversely, if our customers reduce the size of their workforce, then the number of identities that we manage, and therefore our revenue, decreases.
Our sales organization is structured to address the specific needs of each segment of our target market. Our sales team is divided by geography and customer size, and in some cases by industry vertical. Our direct sales force is supported by our sales engineers, security team, cloud architects, professional services team and other technical resources.
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
Marketing
Our most valuable marketing features our customers and their successes and is informed by a deeply data-driven approach, giving us insights into the efficacy of our efforts. Our marketing efforts focus on promoting our industry-leading product lines, establishing our brand, generating awareness, creating sales leads and cultivating the Okta Communities.
A centerpiece of our marketing strategy is our annual customer conference, Oktane, which features customers sharing their success stories, new product and feature announcements, and hands-on product labs. We also host a number of other events where we engage with both existing customers and new prospects, as well as deliver product training.
Research and Development
Our research and development organization is responsible for the design, architecture, creation and quality of our platform. The research and development organization also works closely with our technical operations team to ensure the successful deployment and monitoring of our platform. We use test automation and application monitoring to ensure our services are always on.
Customer Support and Professional Services
Our product offerings are designed for ease of use and fast deployments. As part of our customer-first strategy, we are focused on customer success and offer several programs to help our customers maximize their success with our product offerings. These programs leverage the expertise and best practices that we have built while helping thousands of customers adopt and deploy our product offerings.
Customer Support and Training Services
We offer three tiers of support, each of which builds upon the previous tier. We provide 24/7 support for the highest support tiers as well as access to Customer Success and Technical Account Managers. We also provide on-demand access to a robust online digital community and customer success hub, where our customers can find answers to common use cases, information about product features, and interact with Okta experts and industry peers.
Professional Services
Our professional services team provides assistance to customers in the deployment of our Workforce Identity Cloud and Customer Identity Cloud and includes identity and security experts, customized deployment plans, SmartStart, which provides a quick path to implementation, and Okta Expert Assist, in which we provide Workforce Identity Cloud and Customer Identity Cloud customers with recommendations and best practices designed to improve their security posture.
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
As of January 31, 2024, we had fifty-two issued patents in the United States, which expire between 2030 and 2043 and cover various aspects of our product offerings. In addition, as of such date, we also had seventy-three issued patents granted outside of the United States, which expire between 2033 and 2043 and cover various aspects of our product offerings.

We have registered “Okta” and "Auth0" as trademarks in many jurisdictions throughout the world to protect our brands. We also have filed other trademark applications pending in various jurisdictions throughout the world. We also have registered other trademarks in the United States including “Okta Workforce Identity Cloud,” “Okta Customer Identity Cloud,” “The World’s Identity Company,” and “Oktane".
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
Additional information regarding certain risks related to our intellectual property is included in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.
Our Competitors
The markets for our product offerings are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new competing technologies. As the markets in which we operate continue to mature and new technologies and competitors enter those markets, we expect competition to intensify. Our competitor categories include:
•Authentication providers;
•Identity governance providers;
•Multi-factor authentication providers;
•Infrastructure-as-a-service providers;
•Other customer identity and access management providers; and
•Solutions developed in-house by our potential customers.
We compete with both cloud-based and on-premises enterprise application software providers. We also compete against open-source technologies that customers can use to build their own identity solutions. Our competitors vary in size and in the breadth and scope of the products and services offered. However, certain of our competitors have substantial competitive advantages, such as significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, longer operating histories, greater resources to make strategic acquisitions, and greater name recognition than we have. Our principal competitor is Microsoft.
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
Additional information regarding our competition is included in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital Resources
Our core values—love our customers, never stop innovating, act with integrity, be transparent and empower our people—inform and guide our human capital initiatives and objectives. In order to continue to innovate and drive customer success, it is crucial that we continue to attract, develop and retain exceptional talent and balanced teams. To that end, we strive to make Okta a diverse and inclusive workplace, with opportunities for our employees to grow and develop in their careers, supported by fair and competitive compensation, benefits and wellness programs, and by initiatives that foster connections between and among our employees and their communities and a sense of belonging.
As of January 31, 2024, we had 5,908 employees, of which approximately 67% were in the United States and 33% were in our international locations. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our employee engagement program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about company initiatives, employee programs, talent risks, management opportunities and more. In fiscal 2024, 83% of our eligible employees participated in our annual employee engagement survey.
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
Builder and Owner Culture
“Build and own it” is one of our core values. Our goal is to create a shared sense of ownership in achieving our company vision where career growth, competitive rewards, and purpose empower our employees to do great work. We want every employee to feel ownership of Okta.
Diversity, Inclusion and Belonging
We strive to foster a culture of inclusion and belonging and to build a diverse workforce to drive innovation and collective growth. Our diversity, inclusion and belonging (“DIB”) initiatives—spearheaded by our DIB team and employee resource groups ("ERGs"), in partnership with various other teams—focus on DIB in our workforce, our workplace and the marketplace.
We employ inclusive recruitment and hiring practices to source talent from marginalized and underrepresented groups. Our engagement with diversity sourcing programs and partnerships allows us to both source top talent from underrepresented groups for current open roles, and further strengthen our ability to build and nurture talent communities for future roles. We also continue to recruit from a range of colleges and engage with organizations that support students and job seekers from marginalized and underrepresented groups through our social impact arm, Okta for Good.
Nurturing a culture of inclusion and belonging in our workplace is a key priority. We empower our employees to be authentic and grow through open conversations and engagement resources, including facilitated workshops that focus on precise language and inclusive calibrations, personalized DIB learning tools, mentoring and workplace development programs focused on supporting talent from underrepresented communities, and sponsorship of ERGs that strengthen our DIB culture. We currently have ERGs supporting women, people of collective cultures, veterans, the LGBTQIA+ community, neurodivergent people, and caregivers.
Growth and Development
We invest significant resources to develop talent and actively foster a learning culture where employees are empowered to drive their personal and professional growth. We provide our employees with a wide range of learning and development opportunities, including in-person, virtual, social and self-directed learning, mentoring, coaching and external development. We offer extensive onboarding and training programs through our internal learning initiative to prepare our employees at all levels for career progression and individual development. Our employee onboarding program helps our employees get off to the right start, our manager development program helps to build a solid foundation for our people managers, and our technical training program brings our new technical employees up to speed on our product offerings.

Compensation, Benefits and Wellness
We provide robust compensation, benefits and wellness programs that help support the varying needs of our employees. In addition to market-competitive base pay, short-term bonus incentives and long-term equity incentives, our total rewards program offers comprehensive employee benefits that may vary by country/region, including an employee stock purchase plan, a 401(k) plan in the United States with company matching contributions, comprehensive medical, dental and vision insurance, life and disability insurance, health savings accounts, charitable donation matching, flexible time off, volunteer time off, gender-neutral paid parental leave, fertility and adoption support, family care resources, mobile and internet reimbursement, mental health and lifestyle support programs and a variety of other health and wellness resources.
We are committed to fair compensation and opportunity in our workplace. We conduct regular equal pay assessments and adjust as needed to attempt to ensure our employees are paid equitably without regard to gender or ethnicity.
Hybrid and Remote Work
We help our employees succeed by providing flexibility in where and how they work. For many years, Okta has embraced a hybrid approach to enable our employees to work remotely or from one of our offices. We believe a hybrid approach can increase employee empowerment, satisfaction and productivity, drive efficiency and enable us to hire from a broader, more diverse pool of talent.
Community and Social Impact
The mission of our social impact arm, Okta for Good, is to build a safely connected world where everyone can belong and thrive. We mobilize our people, products and financial resources in service of our communities.
Our employees are passionate about many causes and Okta for Good connects them with numerous giving and volunteering opportunities in service of our communities. We believe this fosters a more meaningful, fulfilling and enjoyable workplace. In addition, through Okta for Good we donate and discount access to our service for non-profit organizations. These organizations use Okta to make their teams more efficient and secure, allowing them to focus on their important missions. We also engage in philanthropic grantmaking via the Okta for Good Fund, a donor-advised fund held at Tides Foundation. Grantmaking focus areas include:
•Tech for Good;
•Digital Equity; and
•Climate Action.
Prior to our initial public offering ("IPO") in April 2017, we reserved 300,000 shares of our common stock to fund and support the operations of Okta for Good, of which 56,250 shares of Class A common stock remained reserved for future issuances as of January 31, 2024. Okta for Good is a part of our company and not a separate legal entity. Additional information can be found on the "Okta for Good" page of our website at www.okta.com.
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

Financial Information
The financial information required under this Item 1 is incorporated herein by reference to “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Corporate Information
We were incorporated in 2009 as Saasure Inc., a California corporation, and were later reincorporated in 2010 under the name Okta, Inc. as a Delaware corporation. Our principal executive offices are located at 100 First Street, Suite 600, San Francisco, California 94105, and our telephone number is (888) 722-7871. Our website address is www.okta.com.
Additional Information
The following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at investor.okta.com. The SEC also maintains an internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Supplemental financial and other information can be accessed through the Company’s investor relations website. Okta uses its investor.okta.com website and okta.com/blog websites (including the Security Blog, Okta Developer Blog and Auth0 Developer Blog) as a means of disclosing material non-public information, announcing upcoming investor conferences and for complying with its disclosure obligations under Regulation FD. Accordingly, you should monitor our investor relations and okta.com/blog websites in addition to following our press releases, SEC filings and public conference calls and webcasts. Further corporate governance information, including our corporate governance guidelines and code of conduct, is also available on our investor relations website under the heading "Corporate Governance." Information contained on, or that can be accessed through, our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•We have experienced rapid growth in prior periods, and any failure to effectively manage future growth could harm our business and future prospects.
•Our prior growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
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
•Customer growth has slowed in recent periods and could fall below expectations.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.4% of the voting power of our capital stock as of January 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
Our revenue, results of operations and cash flows depend on the overall demand for our products. Concerns about the inflation and interest rate environment, the instability of financial institutions, health epidemics, the systemic impact of a widespread recession (in the United States or internationally), energy costs, geopolitical issues, such as Russia’s invasion of Ukraine, or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in workforce identity and customer identity spending by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our, our customers’ and prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
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
We have experienced rapid growth in prior periods, and any failure to effectively manage future growth could harm our business and future prospects.
We have experienced rapid growth since our founding in 2009. As we continue efforts to expand our business globally, we have faced new macroeconomic conditions, as well as operational and organizational challenges, that make it difficult to forecast our revenue and evaluate our business and future prospects. We have encountered and will continue to encounter risks and uncertainties that growing companies frequently experience in rapidly changing industries and macroeconomic environments, including the risks and uncertainties described in this document. Additionally, the sales cycle for the evaluation and implementation of our platform, which typically extends for multiple months for enterprise deals, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.
Our prior growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
From fiscal 2022 to fiscal 2023, our revenue grew from $1,300 million to $1,858 million, an increase of 43%, and from fiscal 2023 to fiscal 2024, our revenue grew from $1,858 million to $2,263 million, an increase of 22%. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, such as macroeconomic conditions including the inflation and interest rate environment and budget constraints, as well as, but not limited to, our ability to:
•price our platform effectively so that we are able to attract and retain customers without compromising our profitability;
•attract new customers, successfully deploy and implement our platform, upsell or otherwise increase our existing customers’ use of our platform, obtain customer renewals and provide our customers with excellent customer support;
•increase our network of channel partners;
•adequately expand our sales force, and maintain or increase our sales force’s productivity;
•protect against security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products, and any negative market perception or customer reactions related to, or arising from the disclosure of, such breaches, difficulties or interruptions;

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
We have incurred significant net losses in each year since our inception, including net losses of $848 million, $815 million and $355 million in fiscal 2022, 2023 and 2024, respectively. We expect to continue to incur net losses for the foreseeable future. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. If our revenue does not increase to offset these increases in our operating expenses, we will not be profitable in future periods. While historically, our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 5,030 employees as of January 31, 2022 to 5,908 employees as of January 31, 2024. In order to manage our growth and better align our organizational structure and resources with our business priorities, we may undertake restructuring plans from time to time. For example, during the first quarter of each of fiscal 2024 and fiscal 2025, we announced separate world-wide restructuring plans intended to reduce operating expenses and improve profitability that involved a reduction of our workforce by approximately 300 and 400 full-time employees, respectively. We may encounter challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.
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

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, and our network of independent software vendors (“ISVs”), system integrators and other channel partners, to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
To increase our revenue and achieve and maintain profitability, we must add new customers or sell additional products to our existing customers. Numerous factors, however, may impede our ability to add new customers and sell additional products to our existing customers, including our failure to convert new organizations into paying customers, failure to attract, effectively train, retain and motivate sales and marketing personnel, failure to develop or expand relationships with channel partners, failure to successfully deploy products for new customers and provide quality customer support, failure to ensure the effectiveness of our marketing programs, or any negative market perception stemming from past or future security breaches. In addition, if prospective customers do not perceive our platform to be of sufficiently high value and quality, we will not be able to attract the number and types of new customers that we are seeking.

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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion has, in the past, and may, in the future, decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of macroeconomic conditions, the inflation and interest rate environment and increased costs, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, negative sentiment stemming from cybersecurity incidents, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
Customer growth has slowed in recent periods and could fall below expectations.
We have experienced significant growth in the number of our customers since our founding, but this growth has slowed in recent periods. As we increase our focus on sales to the world’s largest organizations, we do not expect customer growth to continue at the same pace as it has previously. This could cause customer growth to fall below analyst or investor expectations. If we fail to meet or exceed such expectations for this or any other reason, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

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
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products, and any negative market perception or customer reactions related to, or arising from the disclosure of, such breaches, difficulties or interruptions;
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
Even if we maintain adequate research and development resources, we may be unable to monetize newly developed products or features such that we can recoup our research and development expenditures. For example, if we develop a new product feature but our competitors give an equivalent feature away for free, we may need to also include our newly developed feature for free as part of an existing product offering to remain competitive in the marketplace. Such a loss of anticipated revenue to offset our research and development expenditures may harm our business, results of operations and financial condition.
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

Our international revenue was 22% and 21% of our total revenue in fiscal 2023 and fiscal 2024, respectively. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:
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
A portion of our sales are to partners that resell our services to government agencies, and we have made, and plan to continue to make, investments to support future sales opportunities in the government sector. The sale of our services to government agencies is tied to budget cycles, and there are government requirements and authorizations that we may be required to meet. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines, and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense. Government entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices, or are otherwise time consuming and expensive to satisfy. For example, some of our government entity customers contract with us on the basis of our authorization under FedRAMP, which has, in the past, and may, in the future, require us to undertake additional actions and expense to ensure compliance. Government entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards, authorizations (such as FedRAMP) or requirements and do not meet them, or if such authorizations are suspended or revoked, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to government entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to government customers and to grow or maintain our customer base. Any of these risks related to contracting with government entities could adversely impact our future sales and results of operations, or make them more difficult to predict.
If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses and have not always attracted a sufficient number of new customers to be cost-effective. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations and financial condition could suffer.
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We have, in the past, and may, in the future, experience disruptions, data loss or corruption, outages and other performance problems with our infrastructure or service due to a variety of factors. These factors include, for example, infrastructure and functionality changes, human or software errors, capacity constraints, ransomware attacks that encrypt our data and render it inaccessible or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take months, or even years, for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, including intentionally blocking our internet traffic or all internet traffic, for example at the request of a national government intending to isolate its country’s network, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
We have experienced cybersecurity incidents resulting from our use of and oversight over third-party service providers and may experience such incidents in the future. These incidents have, in the past, and may, in the future, result from our configuration of such providers’ products or from cybersecurity attacks on such providers of the same type that could affect our own systems. While we have implemented security measures and configuration policies that seek to protect data stored with our third-party service providers, such measures and policies have not in the past been, and may not in the future be, sufficient to protect our data or our customers’ data. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our product or systems, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. In addition, in October 2023, a threat actor gained unauthorized access to and stole information from inside our customer support system, which was hosted by a third-party service provider.
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
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. In addition, some of our customers contract with us on the basis of our authorization under FedRAMP, which, in addition to state or international regulations, has, in the past, and may, in the future, require us to undertake additional actions and expense to ensure compliance.
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and significantly modifies the CCPA, broadly define personal information and give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, a number of states have passed their own comprehensive privacy statutes that share similarities with the CCPA and CPRA and, depending on the jurisdiction, will take effect in 2024 or thereafter. Following California’s enactment of the CCPA and CPRA, a number of other states have passed new privacy laws with differing requirements and remedies for violations. We expect that additional states will enact privacy regulations that differ from each other. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business.
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
Privacy is a key issue for Okta and for our customers. We have attained multiple privacy certifications, such as the Asia-Pacific Economic Cooperation Privacy Recognition for Processors, and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed products, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
In addition, increasing numbers of Data Protection Laws restrict transfers of personal data outside of their country of origin to countries deemed to lack adequate privacy protections. These types of transfers must be supported by a transfer mechanism that we may be required to implement; for example, data transfers out of the European Economic Area may require certification to the EU-U.S. Data Privacy Framework (“DPF”) or agreeing to the European Commission’s Standard Contractual Clauses (“SCCs”), each of which impose additional compliance obligations.

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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations under HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “Business Associates”. We function as a Business Associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a Business Associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant Business Associate agreements with them. These agreements impose stringent data security obligations on us. If we are unable to comply with our obligations as a HIPAA Business Associate or under the terms of the Business Associate agreements we have executed, we could face substantial civil and even criminal liability as well as contractual liability under the applicable Business Associate agreement, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain new customers. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect. Further, certain modifications have been proposed to the HIPAA privacy regulations, and we expect that there will continue to be changes to health information privacy laws in the United States, including HIPAA, and we cannot yet determine the impact such changes to existing laws, regulations and standards may have on our business.
If we fail to maintain our security attestations and certifications, our business, results of operations and financial condition may suffer.
Security is essential for Okta and for our customers. A number of our product offerings have attained multiple certifications, including SOC 2 Type II Attestations, CSA Star Level 2 Attestation, ISO/IEC 27001:2013, ISO/IEC 27017:2015, ISO/IEC 27018:2019, multiple agency FedRAMP Authorities to Operate, Department of Defense Impact Level 4, are in accordance with Health Insurance Portability and Accountability Act ("HIPAA"), and comply with many other international security frameworks. Workforce Identity Cloud also supports FIPS 140-2 encryption requirements. If we fail to maintain our security attestations and certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed products, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.
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
The number of people who access the internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past several years and is expected to continue to increase. While we have created mobile applications and mobile versions of our products, if these mobile applications and products do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating our current products or uploading new products. In addition, our products interoperate with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. As a result, we depend on the interoperability of our products with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. Past and future changes in such technologies that degrade the functionality of our products or give preferential treatment to competitive services have, in the past, and could, in the future, adversely affect adoption and usage of our platform. Any change in our customers’ preference for cloud-based identity management or any shift towards on-premises systems could also adversely affect adoption and usage of our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products that operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. In addition, we may face different fraud, security and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, or if it is difficult for our customers to access and use our platform, our business, results of operations and financial condition may be harmed.
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

Interruptions or delays in the services provided by third-party data centers or internet service providers have, in the past, and could, in the future, impair the delivery of our platform and our business could suffer.
We rely on a number of third-party service providers to operate our services, any of which, if it encounters interruptions or delays, could negatively affect our platform, damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. For example, we host our platform using AWS data centers and other third-party cloud infrastructure services and, in the past, service interruptions from such infrastructure providers have caused outages on our platform, which could occur again in the future. All of our products use resources operated by us in these locations. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS or other cloud services by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion or malicious action, computer viruses and disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect our platform. A prolonged third-party service disruption affecting our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party services we use.
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
Real or perceived errors, failures, vulnerabilities or bugs in our products, including deployment complexity, have, in the past and could, in the future, harm our business and results of operations.
Errors, failures, vulnerabilities or bugs have, in the past and may, in the future, occur in our products, especially when updates are deployed or new products are rolled out, maintenance patches are applied, or infrastructure, architectural or configuration changes are made. In the past, such issues have caused outages for our customers. Our platform is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our products. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities or bugs in our products, or delays in or difficulties implementing our product releases, could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our products, a decrease in customer satisfaction or adoption rates, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business, results of operations and financial condition.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and artificial intelligence (“AI”) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the proposed Artificial Intelligence Act, if approved, would establish obligations for providers of AI based on the type of AI and its potential risks to society. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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

In addition, we use channel partners to sell our products and conduct business on our behalf. We or such partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and under certain circumstances we could be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot ensure that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from February 1, 2023 through January 31, 2024, the trading price of our Class A common stock has ranged from $65.04 per share to $92.38 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform and products, and any negative market perception or customer reactions related to, or arising from the disclosure of, such breaches, difficulties or interruptions;
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies and high-growth, unprofitable companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Our involvement in securities litigation has, in the past, and could, in the future, subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.4% of the voting power of our capital stock as of January 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of January 31, 2024, our directors, executive officers and their affiliates held in the aggregate 40.4% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2024 and RSUs that are releasable within 60 days of January 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of January 31, 2024, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through January 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
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
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our 2025 Notes and 2026 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. We have in the past, and may in the future, engage in exchanges, repurchase, or induce conversions of the Notes. Holders of the Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our capped call transactions ("Capped Calls") or their respective affiliates.
In addition, in connection with the issuance of the 2025 Notes and 2026 Notes, we entered into Capped Calls with certain financial institutions (the “Option Counterparties”). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. If we unwind the Capped Calls in connection with Note repurchases or otherwise, we would lose the anti-dilutive impact of any unwound Capped Calls.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Okta, like other companies, is subject to a wide variety of cybersecurity attacks on its systems and networks on an ongoing basis and with increasing sophistication. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, Okta and its third-party service providers now also face threats from sophisticated nation-state actors and organized crime groups who engage in attacks (including advanced persistent threat intrusions). In the face of this threat landscape, Okta remains committed to protecting its systems, internal networks and its customers’ systems, and the information that it and they store and process.
Okta has an established cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems, internal networks and information. This program implements policies, processes and controls to respond to cybersecurity threats and mitigate business impacts. Okta’s board of directors (the “board”) has delegated to the cybersecurity risk committee of the board (the “cybersecurity risk committee”) oversight responsibility of the cybersecurity risk management program, which includes a cybersecurity incident response plan.
Okta devotes significant resources, including human and financial capital, to create security measures, configuration policies and response plans to address cybersecurity threats. However, as a well-known provider of identity and security solutions, Okta is a particularly attractive target for such threats. For additional information related to these risks, see “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K. In the past we have experienced cybersecurity incidents, and we cannot anticipate when or the extent to which cybersecurity breaches will materially affect Okta or its customers’ use of Okta’s platform in the future. To date we have not identified any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that Okta’s cybersecurity risk management program and processes, including its policies, controls or procedures, will be fully implemented, complied with or effective in protecting its systems and information.
Cybersecurity Risk Management and Strategy
Cybersecurity is essential for Okta. Our cybersecurity strategy is to develop a consistent framework of security controls that can apply to all business functions. To execute on this strategy, we integrate cybersecurity risk management into our broader enterprise risk management program. We also take a cross-functional approach to cybersecurity risk management by engaging teams across the business, including security, technical operations, engineering, IT, customer support, legal and communications, to implement shared processes for identifying, assessing and managing key cybersecurity risks.
We design and assess our cybersecurity risk management program against the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”). This does not imply that Okta satisfies any particular specifications or requirements, only that we use the NIST Framework to guide our efforts to improve our security posture.
Our cybersecurity risk management program consists of technical and organizational safeguards aimed at protecting the confidentiality of our systems and the Okta platform. From time to time, we engage external consultants and advisors to perform independent assessments and testing of our program, or otherwise assist with aspects of our program and security controls.
Key features of our cybersecurity risk management program include:
•Designated security risk team. Our security risk management team is responsible for maintaining Okta’s cybersecurity risk management framework and risk assessments and tracking risk mitigation efforts. This team, together with our enterprise risk management team, monitors and regularly reports on our cybersecurity risk profile. Our internal audit team partners with these teams to provide input on the overall effectiveness of Okta’s security risk governance and management processes.
•Risk assessments. We periodically perform enterprise-wide assessments to stay informed about critical security risks. Okta’s functional teams also assess risks associated with their specific activities, with supervision by the security risk management team. Functional team risk assessments follow an established framework that includes information-gathering from internal and external sources to identify risks, and evaluating the adequacy of controls to mitigate those risks. We have a management-level risk oversight committee, led by internal audit and security risk management personnel, that meets quarterly with other internal business leaders to review the results of these enterprise-wide and functional team risk assessments and evaluate the adequacy of any proposed mitigation plans.
•Incident response planning. Okta’s cybersecurity incident response plan outlines the processes and procedures for responding to, remediating and resolving a security incident, and defines the roles and responsibilities of Okta personnel in responding to such incidents.

•Security awareness training. We require our employees and contractors to complete general cybersecurity awareness training at least annually. These training sessions advise on how to protect Okta, our information systems and data, as well as our customers’ systems and data. From time to time we may also require supplemental cybersecurity training for certain members of our workforce depending on their job responsibilities.
•Third-party risk management. We require high risk third-party vendors, suppliers and service providers to undergo a cybersecurity risk assessment prior to contracting with Okta. Certain third parties are monitored and reassessed on an ongoing basis, depending on their level of risk or in the event of changes to their products or services.
Cybersecurity Governance
Okta’s board oversees Okta’s enterprise risk management program, of which cybersecurity is a critical component. To facilitate the board’s supervision of cybersecurity matters, the board formed a cybersecurity risk committee. Among other responsibilities, the cybersecurity risk committee oversees Okta's cybersecurity program.
The cybersecurity risk committee receives regular updates from Okta’s chief security officer (the “CSO”) on our cybersecurity program. In addition, management updates the cybersecurity risk committee, as appropriate, regarding cybersecurity incidents. The cybersecurity risk committee reports to the board on its activities. In addition to receiving reports from the cybersecurity risk committee, the board periodically receives cyber risk management program briefings directly from the CSO. Additionally, the audit committee of the board receives cybersecurity updates as part of the audit committee’s oversight of Okta’s enterprise risk management program.
Our management team, including the CSO, is responsible for assessing and managing our risks from cybersecurity threats. The CSO partners with the security, technical operations, legal, internal audit, engineering and product development teams to supervise both our cybersecurity program and our retained external cybersecurity consultants, and to stay informed on Okta’s security and the overall security landscape. Our current CSO brings over 20 years of cybersecurity and risk management experience to his work at Okta, having held numerous security leadership positions in highly-regulated industries such as finance. Prior to joining Okta, the CSO was Senior Vice President and Chief Security Officer at Symantec Corporation, a leading cybersecurity company, where he had global oversight responsibility for all cybersecurity and physical security programs. His experience delivering cybersecurity at scale extends internationally, and includes security and risk management roles at companies in Australia, the United Kingdom and the United States. Our security team includes individuals with experience across a broad range of cybersecurity areas, including product security; cloud security; infrastructure security; security monitoring and incident response; identity and access management; vulnerability management; and governance, risk and compliance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security and technical personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our technical environment.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 285,996 square feet under a lease, as amended, that expires in October 2028. We are entitled to two five-year options to extend this lease, subject to certain requirements. We sublease approximately 111,168 square feet of space under this lease to third parties.
We also lease space in various locations in the Americas, Europe and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. We intend to add new facilities, as necessary, as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On November 1, 2023, the plaintiffs filed a motion for class certification, on January 17, 2024, the defendants filed a notice of non-opposition to the motion, and on February 5, 2024, the court granted the motion. The court has not otherwise issued a scheduling order, and discovery is proceeding.
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
On January 25, 2024, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Nasr v. McKinnon, et al., No. 1:24-cv-00106.
The Company is defending these lawsuits vigorously.
See Note 10 to our consolidated financial statements "Commitments and Contingencies" for information related to legal proceedings.
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
As of February 26, 2024, we had 68 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
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
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Class A common stock, the Standard & Poor’s 500 Index ("S&P 500 Index") and Standard & Poor's Information Technology Index ("S&P 500 Information Technology Index"). All values assume a $100 initial investment, and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$350
$300
$250
$200
$150
$100
$50
01/31/2019
01/31/2020
01/31/2021
01/31/2022
01/31/2023
01/31/2024
Okta
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024
Okta	$100	$155	$314	$240	$89	$100
S&P 500 Index	100	122	143	176	161	195
S&P 500 Information Technology Index	100	146	200	253	214	320

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2024 Annual Report to Stockholders, which includes our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Unregistered Sales of Equity Securities
In connection with conversions of certain convertible notes due in 2023 ("2023 Notes") during the fiscal year ended January 31, 2024, we issued 81 shares of our Class A common stock. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holders of the 2023 Notes in the exchange agreements pursuant to which the shares of Class A Common Stock were issued.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Our fiscal year ends January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
Overview
Okta is the leading independent identity partner. Our Workforce Identity Cloud and Customer Identity Cloud, powered by Auth0, enable our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use Okta to securely access a wide range of cloud, mobile, web and Software-as-a-Service ("SaaS") applications, on-premises servers, application programming interfaces, IT infrastructure providers and services from a multitude of devices. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use our platform to collaborate with their partners and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. Developers leverage our Customer Identity Cloud and Workforce Identity Cloud to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions.
Given the growth trends in the number of applications and cloud adoption and the movement to remote and hybrid workforces, identity is becoming the most critical layer of an organization’s security. As organizations shift from network-based security models to a Zero Trust security model focusing on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets. Our approach to identity allows our customers to simplify and efficiently scale their security infrastructures across internal IT systems and external customer facing applications.
As of January 31, 2024, more than 18,950 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of January 31, 2024, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on acquiring and retaining our customers and increasing the value we provide to our customers over time, and thus their spending with us through expanding the number of users who access our Workforce Identity Cloud and Customer Identity Cloud and up-selling additional product offerings. We sell our product offerings directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platform. We base subscription fees primarily on the products used and the number of users on our platform. We typically invoice customers in advance in annual installments for subscriptions to our platform.
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 97% of total revenue for fiscal 2024. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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
Impact of Current Economic Conditions
Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position remain uncertain. See the section titled “Risk Factors'' included under Part I, Item 1A above for further discussion of the possible impact of these factors and other risks on our business.
Financial Information and Segments
We operate our business as one reportable segment. For fiscal 2024, 2023 and 2022, our revenue was $2,263 million, $1,858 million and $1,300 million, respectively, representing a growth rate of 22% and 43% in fiscal 2024 and 2023, respectively. For fiscal 2024, 2023 and 2022, we generated net losses of $355 million, $815 million and $848 million, respectively. Our accumulated deficit as of January 31, 2024 was $2,830 million.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2024	2023	2022
	(dollars in millions)
Number of customers	18,950	17,600	15,000
Customers with annual contract value ("ACV") above $100,000	4,485	3,930	3,100
Dollar-based net retention rate for the trailing 12 months ended	111%	120%	124%
Current remaining performance obligations	$1,952	$1,684	$1,351
Remaining performance obligations	$3,385	$3,007	$2,694
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of January 31, 2024, we had over 18,950 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in ACV with us was 4,485, 3,930 and 3,100 as of January 31, 2024, 2023 and 2022, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.

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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of January 31, 2024, compared to January 31, 2023, was primarily a result of the macroeconomic environment, with ACV from existing customers increasing at a slower rate in the current period.
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
We intend to continue to invest additional resources in our platform infrastructure, our platform support organizations and security posture. We will continue to invest in technology innovation and we anticipate that costs qualifying for capitalization of internal-use software costs and related amortization may fluctuate over time. We expect our investment in technology to expand the capability of our platform, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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
Gross Margin. Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as a result of the timing and amount of investments to expand our hosting capacity and our continued efforts to build platform support and professional services teams.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Revenue
Subscription	$2,205	$1,794	$1,249
Professional services and other	58	64	51
Total revenue	2,263	1,858	1,300
Cost of revenue
Subscription(1)	502	464	329
Professional services and other(1)	79	82	67
Total cost of revenue	581	546	396
Gross profit	1,682	1,312	904
Operating expenses
Research and development(1)	656	620	469
Sales and marketing(1)	1,036	1,066	771
General and administrative(1)	450	409	432
Restructuring and other charges	56	29	—
Total operating expenses	2,198	2,124	1,672
Operating loss	(516)	(812)	(768)
Interest expense	(8)	(11)	(91)
Interest income and other, net	81	22	9
Gain on early extinguishment of debt	106	—	—
Interest and other, net	179	11	(82)
Loss before provision for (benefit from) income taxes	(337)	(801)	(850)
Provision for (benefit from) income taxes	18	14	(2)
Net loss	$(355)	$(815)	$(848)
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Cost of subscription revenue	$75	$69	$49
Cost of professional services and other revenue	15	14	12
Research and development	277	275	193
Sales and marketing	156	159	136
General and administrative	161	160	176
Total stock-based compensation expense	$684	$677	$566

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended January 31,
	2024	2023	2022
Revenue
Subscription	97%	97%	96%
Professional services and other	3	3	4
Total revenue	100	100	100
Cost of revenue
Subscription	22	25	25
Professional services and other	4	4	5
Total cost of revenue	26	29	30
Gross profit	74	71	70
Operating expenses
Research and development	29	33	36
Sales and marketing	46	58	59
General and administrative	20	22	34
Restructuring and other charges	2	2	—
Total operating expenses	97	115	129
Operating loss	(23)	(44)	(59)
Interest expense	—	(1)	(7)
Interest income and other, net	4	2	1
Gain on early extinguishment of debt	4	—	—
Interest and other, net	8	1	(6)
Loss before provision for (benefit from) income taxes	(15)	(43)	(65)
Provision for (benefit from) income taxes	1	1	—
Net loss	(16)%	(44)%	(65)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on March 3, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.okta.com.
Comparison of the Years Ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$2,205	$1,794	$411	23%
Professional services and other	58	64	(6)	(10)
Total revenue	$2,263	$1,858	$405	22%
Percentage of revenue:
Subscription	97%	97%
Professional services and other	3	3
Total	100%	100%
For fiscal 2024, the increase in subscription revenue was primarily due to the addition of new customers, an increase in users and sales of additional products to existing customers. The increase in revenue was attributable to a 8% increase in total customers, from over 17,600 as of January 31, 2023, to over 18,950 as of January 31, 2024, and revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 111% as of January 31, 2024.
For fiscal 2024, the decrease in professional services and other revenue was due to lower bookings associated with professional services.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$502	$464	$38	8%
Professional services and other	79	82	(3)	(4)
Total cost of revenue	$581	$546	$35	6%
Gross profit	$1,682	$1,312	$370	28%
Gross margin:
Subscription	77%	74%
Professional services and other	(36)	(27)
Total gross margin	74%	71%
For fiscal 2024, cost of subscription revenue increased primarily due to an increase of $22 million in employee compensation costs, an increase of $7 million in software costs and an increase of $5 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved from 74% to 77% during fiscal 2024. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For fiscal 2024, cost of professional services and other revenue decreased slightly.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for professional services and other revenue decreased to (36)% during fiscal 2024 from (27)% during fiscal 2023 primarily due to a decrease in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$656	$620	$36	6%
Percentage of revenue	29%	33%
For fiscal 2024, research and development expenses increased primarily due to an increase of $39 million in employee compensation costs. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing Expenses

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$1,036	$1,066	$(30)	(3)%
Percentage of revenue	46%	58%
For fiscal 2024, sales and marketing expenses decreased primarily due to a decrease in marketing costs of $15 million and a decrease in amortization expense of $9 million for acquired customer relationships and trade names. The decrease in sales and marketing expenses as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$450	$409	$41	10%
Percentage of revenue	20%	22%
For fiscal 2024, general and administrative expenses increased primarily due to an increase of $26 million in employee compensation costs. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$56	$29	$27	92%
Percentage of revenue	2%	2%
For fiscal 2024, restructuring and other charges increased primarily due to an increase of $14 million in lease impairment charges and an increase of $13 million in severance and termination benefit costs.
Interest and Other, Net

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(8)	$(11)	$3	(25)%
Interest income and other, net	81	22	59	265
Gain on early extinguishment of debt	106	—	106	—
Interest and other, net	$179	$11	$168	1,571%
For fiscal 2024, the change in interest and other, net was primarily due to the gain on early extinguishment of debt related to repurchases of convertible senior notes and an increase in interest income from our short-term investments.
Provision for Income Taxes

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$18	$14	$4	31%
For fiscal 2024, income tax expense resulted primarily from income in profitable foreign jurisdictions, federal and state taxes resulting from tax attribution utilization limitations, and the tax impact of shortfalls from stock-based compensation in the United Kingdom.
For fiscal 2023, income tax expense resulted primarily from income from profitable foreign jurisdictions, the tax impact of shortfalls from stock-based compensation in the United Kingdom, and state taxes.
The Organization for Economic Cooperation and Development ("OECD") and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR 20 billion to markets where sales arise ("Pillar One"), as well as enacted a global minimum tax rate of at least 15% for multinationals with global revenues exceeding EUR 750 million ("Pillar Two"), with additional countries considering or intending to adopt these proposals. In December 2022, the Council of the European Union ("EU") formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. Certain jurisdictions in which we operate have enacted Pillar Two legislation, with other countries considering changes to their tax laws to adopt the OECD's proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect in fiscal 2025, on our effective tax rate, financial position, results of operations and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,202 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows.
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
Effective the first quarter of fiscal 2025, we intend to satisfy employee payroll tax withholding due upon the vesting of share-based compensation awards with our own funds under the "net share settlement" approach. Previously, payroll tax withholding was satisfied via the sale of shares of our common stock in the open market. The net share settlement approach reduces our equity dilution rate by covering such withholding tax obligations from existing cash reserves and impacts future liquidity. The cash outflow to cover these tax obligations is classified as a financing activity in the statement of cash flows.
In September 2019, we completed our private offering of the 2025 convertible senior notes ("2025 Notes") due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock.
In June 2020, we completed our private offering of the 2026 convertible senior notes ("2026 Notes") due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock.
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the 2025 Notes and 2026 Notes (collectively, "the Notes"), our liquidity requirements, legal and contractual restrictions and other factors. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. The 2025 Capped Calls and 2026 Capped Calls remained outstanding notwithstanding such repurchase. We may, however, elect to terminate the 2025 Capped Calls or 2026 Capped Calls, in full or in part. In connection with any such termination, the option counterparties or their respective affiliates are expected to modify their hedge positions, which activity could affect the market price of our Class A common stock or the trading price of the Notes that remain outstanding. See Note 8 to our consolidated financial statements “Convertible Senior Notes, Net” and the section titled “Transactions relating to our Notes may affect the value of our Class A common stock” in “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K for additional information.
On August 2, 2021, we completed the acquisition of Townsend Street Labs, Inc. ("atSpoke"), providing total cash consideration, net of cash acquired of $79 million. Of this amount, $13 million of consideration was held back as partial security for any adjustments and indemnification obligations and was paid during fiscal 2024.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
On February 1, 2024, we completed the acquisition of Spera Cybersecurity, Inc. and its subsidiary ("Spera"). Total net consideration, subject to final adjustments, consists of approximately $80 million of cash and our Class A common stock. See Note 16 to our consolidated financial statements "Subsequent Events" for additional information.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2024, we had deferred revenue of $1,511 million, of which $1,488 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Net cash provided by operating activities	$512	$86	$104
Net cash provided by (used in) investing activities	441	(130)	(367)
Net cash provided by (used in) financing activities	(883)	48	89
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(6)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$71	$(2)	$(176)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During fiscal 2024, cash provided by operating activities was $512 million, an increase of $426 million compared to fiscal 2023. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency, partially offset by an increase in cash paid to vendors.
Investing Activities
During fiscal 2024, cash provided by investing activities was $441 million, compared to cash used in investing activities of $130 million during fiscal 2023. The change was primarily attributable to an increase in cash provided from investment maturities and sales, net of purchases, partially offset by cash paid for business acquisitions, net of cash acquired.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
During fiscal 2024, cash used in financing activities was $883 million, compared to cash provided by financing activities of $48 million during fiscal 2023. The change was primarily attributable to payments made for repurchases of the Notes.
Material Cash Requirements
Contractual Obligations
The following table represents the Company’s known short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of January 31, 2024:

	Short-term	Long-term	Total
	(dollars in millions)
Convertible Senior Notes:(1)
Principal payments	$—	$1,160	$1,160
Interest payments	3	4	7
Operating leases(2)	37	124	161
Purchase obligations(3)	262	240	502
Total contractual obligations	$302	$1,528	$1,830
(1) See Note 8 to our consolidated financial statements "Convertible Senior Notes, Net" for additional information.
(2) See Note 9 to our consolidated financial statements "Leases" for additional information.
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
If the initial accounting for a business combination is not complete following the acquisition date, we report provisional amounts for the known assets, liabilities, equity interests, or items of consideration for which the accounting is incomplete at the end of the financial reporting period. Provisional accounting is inherently subjective and judgmental. The objective of the measurement period is to provide a reasonable period of time to obtain the information necessary to complete all aspects of business combination accounting with a high level of confidence. During the measurement period, which may be up to one year from the acquisition date, adjustments to the reported

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
provisional amounts may be recorded for which the accounting was incomplete, with the corresponding offset to goodwill. Should the accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements, disclosing them as provisional, and any material measurement period adjustments are identified as such. Additional assets acquired or liabilities assumed in an acquisition that were not recognized at the acquisition date might be identified during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, no further adjustments are made.
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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Recent Accounting Pronouncements Not Yet Adopted" for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2024, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,202 million as of January 31, 2024, of which $2,019 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of January 31, 2024, $552 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of January 31, 2024, $608 million principal amount of the 2026 Notes remain outstanding.
The 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 8 to our consolidated financial statements "Convertible Senior Notes, Net" for additional information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Okta, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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

Auditing the Company’s accounting for revenue recognition was challenging, specifically related to the appropriate identification and evaluation of non-standard terms and conditions. For example, certain non-standard terms and conditions required judgment to identify the distinct performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of terms and conditions in contracts that impact revenue recognition, including the identification of performance obligations. This included testing relevant controls over the information systems that are used in the initiation, billing and recording of revenue transactions.

Among other procedures, on a sample basis, we tested the completeness and accuracy of management’s identification and evaluation of the non-standard terms and conditions in contracts. Further, we selected a sample of contractual arrangements to test that management had properly assessed the impact of any non-standard terms on the identified performance obligations. Additionally, to verify completeness of non-standard terms and conditions, we obtained confirmations of terms and conditions for a sample of arrangements with customers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Jose, California
March 1, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
March 1, 2024

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	As of January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$334	$264
Short-term investments	1,868	2,316
Accounts receivable, net of allowances of $6 and $8	559	481
Deferred commissions	113	92
Prepaid expenses and other current assets	106	76
Total current assets	2,980	3,229
Property and equipment, net	48	59
Operating lease right-of-use assets	83	122
Deferred commissions, noncurrent	242	210
Intangible assets, net	182	241
Goodwill	5,406	5,400
Other assets	48	46
Total assets	$8,989	$9,307
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12	$12
Accrued expenses and other current liabilities	115	112
Accrued compensation	167	99
Deferred revenue	1,488	1,242
Total current liabilities	1,782	1,465
Convertible senior notes, net, noncurrent	1,154	2,193
Operating lease liabilities, noncurrent	112	142
Deferred revenue, noncurrent	23	18
Other liabilities, noncurrent	30	23
Total liabilities	3,101	3,841
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2024 and 2023.	—	—
Class A Common stock, par value $0.0001 per share; 1,000,000 shares authorized; 159,835 and 154,009 shares issued and outstanding as of January 31, 2024 and 2023, respectively.	—	—
Class B Common stock, par value $0.0001 per share; 120,000 shares authorized; 7,291 and 7,300 shares issued and outstanding as of January 31, 2024 and 2023, respectively.	—	—
Additional paid-in capital	8,724	7,974
Accumulated other comprehensive loss	(6)	(33)
Accumulated deficit	(2,830)	(2,475)
Total stockholders’ equity	5,888	5,466
Total liabilities and stockholders’ equity	$8,989	$9,307

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue
Subscription	$2,205	$1,794	$1,249
Professional services and other	58	64	51
Total revenue	2,263	1,858	1,300
Cost of revenue
Subscription	502	464	329
Professional services and other	79	82	67
Total cost of revenue	581	546	396
Gross profit	1,682	1,312	904
Operating expenses
Research and development	656	620	469
Sales and marketing	1,036	1,066	771
General and administrative	450	409	432
Restructuring and other charges	56	29	—
Total operating expenses	2,198	2,124	1,672
Operating loss	(516)	(812)	(768)
Interest expense	(8)	(11)	(91)
Interest income and other, net	81	22	9
Gain on early extinguishment of debt	106	—	—
Interest and other, net	179	11	(82)
Loss before provision for (benefit from) income taxes	(337)	(801)	(850)
Provision for (benefit from) income taxes	18	14	(2)
Net loss	$(355)	$(815)	$(848)

Net loss per share, basic and diluted	$(2.17)	$(5.16)	$(5.73)

Weighted-average shares used to compute net loss per share, basic and diluted	163,634	158,023	148,036

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(355)	$(815)	$(848)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	26	(12)	(14)
Foreign currency translation adjustments	1	(9)	(3)
Other comprehensive income (loss)	27	(21)	(17)
Comprehensive loss	$(328)	$(836)	$(865)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	122,824	$—	8,159	$—	$1,656	$5	$(968)	$693
Issuance of common stock in connection with business combinations	19,190	—	—	—	5,409	—	—	5,409
Issuance of common stock in connection with business combinations subject to future vesting	1,269	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	2,552	—	2	—	54	—	—	54
Issuance of common stock under employee stock purchase plan, net of cancellations	186	—	—	—	36	—	—	36
Issuance of common stock for settlement of restricted stock units	2,294	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	30	—	—	—	7	—	—	7
Conversion of Class B common stock to Class A common stock	1,183	—	(1,183)	—	—	—	—	—
Settlement of convertible senior notes	476	—	—	—	21	—	—	21
Proceeds from hedges related to convertible senior notes	(380)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	567	—	—	567
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(848)	(848)
Balances as of January 31, 2022	149,624	$—	6,978	$—	$7,750	$(12)	$(1,816)	$5,922
Adjustments from adoption of ASU No. 2020-06	—	—	—	—	(528)	—	156	(372)
Forfeiture of unvested common stock issued in connection with business combinations	(14)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	965	—	451	—	17	—	—	17
Issuance of common stock under employee stock purchase plan, net of cancellations	492	—	—	—	31	—	—	31
Issuance of common stock for settlement of restricted stock units	2,555	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	42	—	—	—	4	—	—	4
Conversion of Class B common stock to Class A common stock	129	—	(129)	—	—	—	—	—
Settlement of convertible senior notes	356	—	—	—	17	—	—	17
Proceeds from hedges related to convertible senior notes	(140)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	683	—	—	683
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(815)	(815)
Balances as of January 31, 2023	154,009	$—	7,300	$—	$7,974	$(33)	$(2,475)	$5,466

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Forfeiture of unvested common stock issued in connection with business combinations	(5)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and other activity, net	879	—	—	—	15	—	—	15
Issuance of common stock under employee stock purchase plan, net of cancellations	794	—	—	—	46	—	—	46
Issuance of common stock for settlement of restricted stock units	4,107	—	—	—	—	—	—	—
Issuance of common stock pursuant to charitable donation	75	—	—	—	6	—	—	6
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—
Proceeds from hedges related to convertible senior notes	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	690	—	—	690
Settlement of warrants	—	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(355)	(355)
Balances as of January 31, 2024	159,835	—	7,291	—	8,724	(6)	(2,830)	5,888
See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(355)	$(815)	$(848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	684	677	566
Depreciation, amortization and accretion	84	114	108
Amortization of debt issuance costs	3	6	86
Amortization of deferred commissions	104	84	57
Deferred income taxes	6	7	(6)
Lease impairment charges	28	14	—
Gain on early extinguishment of debt	(106)	—	—
Net gain on strategic investments	—	(1)	(8)
Other, net	10	7	9
Changes in operating assets and liabilities:
Accounts receivable	(79)	(87)	(175)
Deferred commissions	(158)	(122)	(171)
Prepaid expenses and other assets	(32)	(13)	(7)
Operating lease right-of-use assets	23	27	23
Accounts payable	—	(6)	7
Accrued compensation	68	(44)	50
Accrued expenses and other liabilities	21	8	21
Operating lease liabilities	(39)	(34)	(24)
Deferred revenue	250	264	416
Net cash provided by operating activities	512	86	104
Cash flows from investing activities:
Capitalized software	(15)	(9)	(4)
Purchases of property and equipment	(8)	(12)	(13)
Purchases of securities available for sale and other	(1,709)	(1,411)	(1,847)
Proceeds from maturities and redemption of securities available for sale	2,134	1,308	1,482
Proceeds from sales of securities available for sale and other	62	—	230
Payments for business acquisitions, net of cash acquired	(22)	(4)	(215)
Purchases of intangible assets	(1)	(2)	—
Net cash provided by (used in) investing activities	441	(130)	(367)
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(937)	—	—
Payments for warrants related to convertible senior notes	(7)	—	—
Proceeds from stock option exercises	15	17	53
Proceeds from shares issued in connection with employee stock purchase plan	46	31	36
Net cash provided by (used in) financing activities	(883)	48	89
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(6)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	71	(2)	(176)
Cash, cash equivalents and restricted cash at beginning of year	271	273	449
Cash, cash equivalents and restricted cash at end of year	$342	$271	$273

	Year Ended January 31,
	2024	2023	2022
Supplementary cash flow disclosure:
Cash paid during the period for:
Interest	$5	$6	$6
Income taxes	14	8	3
Non-cash investing and financing activities:
Issuance of common stock and value of equity awards assumed in connection with business combination	—	—	5,409
Issuance of common stock for repurchases and conversions of convertible senior notes	—	47	126
Benefit from exercise of hedges related to convertible senior notes	2	18	92
Operating lease right-of-use assets exchanged for lease liabilities	11	11	22
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$334	$264	$260
Restricted cash, current included in prepaid expenses and other current assets	2	—	5
Restricted cash, noncurrent included in other assets	6	7	8
Total cash, cash equivalents and restricted cash	$342	$271	$273
See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity partner. The Company’s Workforce Identity Cloud and Customer Identity Cloud, powered by Auth0, enable customers to securely connect the right people to the right technologies and services at the right time. Employees and contractors sign into the Workforce Identity Cloud to seamlessly and securely access the applications they need to do their most important work. Organizations use the Company’s Identity Platform to collaborate with their partners, and to provide their customers with more modern and secure experiences in the cloud and via mobile devices. Developers leverage the Workforce Identity Cloud and Customer Identity Cloud to securely and efficiently embed identity into the software they build, allowing them to innovate and focus on their core missions. The Company is headquartered in San Francisco, California.
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
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other, net in the consolidated statements of operations and were not material in fiscal 2024, 2023 or 2022. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Sales commissions capitalized as contract costs totaled $158 million and $121 million in fiscal 2024 and 2023, respectively. Amortization of contract costs was $104 million, $84 million and $57 million in fiscal 2024, 2023 and 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $65 million, $77 million, and $79 million in fiscal 2024, 2023 and 2022, respectively.
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
Stock-Based Compensation
The Company's equity incentive plans provide for granting stock options, restricted stock units ("RSUs"), restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an employee stock purchase program ("ESPP") to eligible employees.
Stock-based compensation expense related to stock awards (including stock options, RSUs, market-based RSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense over the requisite service period.
The fair value of each option and ESPP awards are estimated on the grant date using the Black-Scholes option pricing model which requires the use of various assumptions, including the expected term of the award, the expected volatility of the price of the underlying common stock, risk-free interest rates, and expected dividend yield of the underlying common stock. Stock-based compensation expense is recognized following the straight-line attribution method over the requisite service period for options, and over the offering period for ESPP awards. The expected term of the Company’s stock options, which were last granted to employees in fiscal 2022, was determined utilizing the simplified method due to lack of historical exercise data. No options were granted in fiscal

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2024 and 2023. The expected volatility was determined using a weighted-average of the historical volatility measures of a group of guideline companies and the Company's own historical volatility. The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for a period consistent with the expected term of the award. The expected dividend was assumed to be zero as the Company has never declared or paid any cash dividends and do not currently intend to declare dividends in the foreseeable future.
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally three to four years.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2024 and 2023.
As of January 31, 2024 and 2023, the Company's restricted cash balance was $8 million and $7 million, respectively, primarily related to letters of credit for its facility lease agreements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Short-Term Investments
The Company’s short-term investments comprise of U.S. treasury securities, corporate debt securities and certificates of deposit. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, short-term investments, including securities with stated maturities beyond twelve months, are classified within current assets in the consolidated balance sheets.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, person hours required in recreating certain acquired technologies, discount rates and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.
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
Management has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than the carrying amount, including goodwill. The Company also has the option, which the Company has elected, to bypass the qualitative assessment, and perform the quantitative assessment. The quantitative assessment involves comparing the fair value of the reporting unit to its carrying value, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairments were recorded during the years presented based on the assessments performed.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2029. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on the more readily determinable of either the rate implicit in the lease or the incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the consolidated balance sheet. The estimation of the incremental borrowing rate is based on an estimate of the Company's unsecured borrowing rate, adjusted for tenor and collateralized security features. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
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
Net Loss per Share
The Company computes basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock using the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including shares underlying convertible senior notes and warrants, unvested RSUs, outstanding stock options, unvested common stock and restricted stock issued in connection with certain business combinations, and ESPP obligations, to the extent they are dilutive. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
The rights of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion rights. See Note 14 to our consolidated financial statements "Net Loss Per Share" for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this Accounting Standards Update ("ASU"), and intends to adopt this guidance in fiscal 2025.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU.
3. Restructuring and Other Charges
During the third quarter of fiscal 2023, the Company announced a real estate optimization plan which provided for closing duplicative sites and decommissioning underutilized offices and floors. The Company recognized non-cash lease impairment charges of $14 million in fiscal 2023. In fiscal 2024, the Company recognized an additional $28 million of non-cash lease impairment charges as a result of the real estate optimization plan. The non-cash lease impairment charges represent the amount that the carrying value of the asset groups exceeded their estimated fair values. The asset groups primarily include operating lease right-of-use assets, leasehold improvements, and related property and equipment. To estimate the fair value of the asset group, the Company utilized a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
During the fourth quarter of fiscal 2023, the Company approved a restructuring plan (the “2023 Restructuring Plan”) intended to reduce operating expenses and improve profitability. The 2023 Restructuring Plan involved a reduction of the Company’s workforce by approximately 300 full-time employees. The 2023 Restructuring Plan was substantially complete by the first quarter of fiscal 2024 and the Company recognized aggregate restructuring costs of $15 million in the fourth quarter of fiscal 2023.
During the fourth quarter of fiscal 2024, the Company approved a restructuring plan (the “2024 Restructuring Plan”) intended to improve operating efficiencies and profitability. The 2024 Restructuring Plan involves a reduction of the Company’s workforce by approximately 400 full-time employees. The 2024 Restructuring Plan is expected to be substantially complete by the first quarter of fiscal 2025. Aggregate restructuring costs associated with the 2024 Restructuring Plan are estimated to be approximately $24 million. The charges that the Company expects to incur throughout the completion of the 2024 Restructuring Plan are subject to a number of factors and assumptions, including local law requirements in various jurisdictions, and the actual remaining expenses may differ from the original estimates.
Separate from the 2024 Restructuring Plan, the Company recognized $4 million of severance and termination benefit costs related to an insignificant workforce reduction in fiscal 2024.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s restructuring and other charges during fiscal 2024 and 2023:

	Year Ended January 31,
	2024	2023
	(dollars in millions)
Severance and termination benefit costs	$28	$15
Lease impairment charges	28	14
Total	$56	$29
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2022	$—
Restructuring charges	15
Cash payments	—
Balance as of January 31, 2023	15
Restructuring charges	28
Cash payments	(19)
Balance as of January 31, 2024	$24
4. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
Financial assets are measured at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$151	$—	$—	$151
Total cash equivalents	151	—	—	151
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,782	3	(1)	1,784
Corporate debt securities	43	—	—	43
Certificates of deposit	41	—	—	41
Total short-term investments	1,866	3	(1)	1,868
Total	$2,017	$3	$(1)	$2,019

	As of January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$133	$—	$—	$133
Total cash equivalents	133	—	—	133
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	2,207	—	(22)	2,185
Corporate debt securities	133	—	(2)	131
Total short-term investments	2,340	—	(24)	2,316
Total	$2,473	$—	$(24)	$2,449
The following table presents the contractual maturities of the Company's short-term investments:

	As of January 31, 2024
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,352	$1,352
Due between one to five years	514	516
Total	$1,866	$1,868
Interest receivable of $20 million and $10 million is included in Prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2024 and 2023, respectively.
The Company had 41 and 159 short-term investments in unrealized loss positions as of January 31, 2024 and 2023, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of January 31, 2024 and 2023.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of January 31, 2024 and 2023, the balance of strategic investments was $26 million and $25 million, respectively.
5. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2024 and 2023, goodwill was $5,406 million and $5,400 million, respectively. No goodwill impairments were recorded during fiscal 2024, 2023 and 2022.
Intangible Assets, net
Intangible assets consisted of the following:

	As of January 31, 2024
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Capitalized internal-use software costs	$48	$(17)	$31
Purchased developed technology	220	(134)	86
Customer relationships	116	(62)	54
Trade name	21	(12)	9
Other	4	(2)	2
	$409	$(227)	$182

	As of January 31, 2023
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Capitalized internal-use software costs	$48	$(28)	$20
Purchased developed technology	220	(93)	127
Customer relationships	141	(62)	79
Trade name	21	(7)	14
Other	1	—	1
	$431	$(190)	$241
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of January 31,
	2024	2023
Purchased developed technology	2.2 years	3.0 years
Customer relationships	2.5 years	3.4 years
Trade name	2.3 years	3.3 years

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 31, 2024, estimated remaining amortization expense for the intangible assets by fiscal year was as follows:

Remaining Amortization
(dollars in millions)
2025	$79
2026	72
2027	27
2028	4
Thereafter	—
Total	$182
Amortization expense of intangible assets was $87 million, $93 million and $69 million in fiscal 2024, 2023 and 2022, respectively.
6. Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of January 31,
	2024	2023
	(dollars in millions)
Furniture and fixtures	$18	$19
Leasehold improvements	92	88
Property and equipment, gross	110	107
Less accumulated depreciation	(62)	(48)
Property and equipment, net	$48	$59
Depreciation expense was $12 million in fiscal 2024, 2023 and 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2024	2023
	(dollars in millions)
Accrued expenses	$48	$52
Accrued taxes payable	4	5
Operating lease liabilities	31	32
Accrued restructuring	24	15
Other	8	8
Accrued expenses and other current liabilities	$115	$112
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2024	2023
	(dollars in millions)
Deferred tax liabilities	$16	$12
Other	14	11
Other liabilities, noncurrent	$30	$23

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during fiscal 2024 and 2023 included $1,229 million and $952 million, respectively, from deferred revenue balances at the beginning of the respective periods. Professional services and other revenue recognized in fiscal 2024 and 2023 from deferred revenue balances at the beginning of the respective periods was $10 million and $14 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,385 million as of January 31, 2024. Of this amount, the Company expects to recognize revenue of approximately $1,952 million, or 58%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of January 31, 2024 were not material.
8. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 Notes and 2026 Notes are recorded at face value less unamortized debt issuance costs.
During fiscal 2024, the Company repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $542 million principal amount of the 2026 Notes for $475 million in cash, resulting in an aggregate gain on early extinguishment of debt of $106 million.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On or after June 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2024, the conditions allowing holders of the 2025 Notes to convert during the three months ending April 30, 2024 were not met, and as a result, the 2025 Notes were classified as noncurrent liabilities as of January 31, 2024.
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
During fiscal 2024 and 2023, the effective interest rate on the 2025 Notes was 0.43%. During fiscal 2022, prior to the adoption of ASU No. 2020-06, the effective interest rate on the liability component of the 2025 Notes was 4.10%. The following table sets forth total interest expense recognized related to the 2025 Notes:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Contractual interest expense	$1	$1	$1
Amortization of debt issuance costs	2	3	2
Amortization of debt discount(1)	—	—	36
Total	$3	$4	$39
(1) Not applicable subsequent to the adoption of ASU No. 2020-06.
The net carrying amount of the 2025 Notes consisted of the following:

	As of January 31, 2024	As of January 31, 2023
	(dollars in millions)
Principal	$552	$1,060
Less: unamortized debt issuance costs and debt discount	(3)	(8)
Net carrying amount	$549	$1,052

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2024, the conditions allowing holders of the 2026 Notes to convert during the three months ending April 30, 2024 were not met, and as a result, the 2026 Notes were classified as noncurrent liabilities as of January 31, 2024.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During fiscal 2024 and 2023, the effective interest rate on the 2026 Notes was 0.60%. During fiscal 2022, prior to the adoption of ASU No. 2020-06, the effective interest rate on the liability component of the 2026 Notes was 5.75%. The following table sets forth total interest expense recognized related to the 2026 Notes:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Contractual interest expense	$4	$4	$4
Amortization of debt issuance costs	1	3	1
Amortization of debt discount(1)	—	—	46
Total	$5	$7	$51
(1) Not applicable subsequent to the adoption of ASU No. 2020-06.
The net carrying amount of the 2026 Notes consisted of the following:

	As of January 31, 2024	As of January 31, 2023
	(dollars in millions)
Principal	$608	$1,150
Less: unamortized debt issuance costs and debt discount	(3)	(9)
Net carrying amount	$605	$1,141
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
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of financial instruments that are not recorded at fair value on the consolidated balance sheets:

	As of January 31, 2024
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 convertible senior notes	$552	$514
2026 convertible senior notes	$608	$541

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
Warrants
In February 2018, the Company sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants (the “Warrants”) to acquire shares of the Company’s Class A common stock at an initial exercise price of approximately $68.06 per share. The Warrants were exercisable over 80 scheduled trading days beginning on May 15, 2023. The Company elected to cash settle the Warrants. During fiscal 2024, the Company settled Warrants corresponding to approximately 1.0 million shares for total cash payments of $7 million. As of January 31, 2024, no Warrants remained outstanding.
9. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2024 and 2029. These leases do not contain material variable rent payments, residual value guarantees, financial covenants or other restrictions. The Company's corporate headquarters lease in San Francisco has a 10-year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.
Operating lease costs were as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Operating lease costs(1)	$34	$40	$38
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of operating leases was 4.5 years and 5.1 years as of January 31, 2024 and January 31, 2023, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.5% and 5.3% as of January 31, 2024 and January 31, 2023, respectively.
Maturities of operating lease liabilities, which do not include short-term leases, were as follows:

As of January 31, 2024
Fiscal Year Ending January 31:	(dollars in millions)
2025	$37
2026	33
2027	33
2028	33
2029	25
Total lease payments	161
Less imputed interest	(19)
Total operating lease liabilities	$142
Cash payments made related to operating lease liabilities were $47 million and $44 million in fiscal 2024 and 2023, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $7 million and $6 million were issued and outstanding as of January 31, 2024 and January 31, 2023, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0. The lawsuit seeks an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On November 1, 2023, the plaintiffs filed a motion for class certification, on January 17, 2024, the defendants filed a notice of non-opposition to the motion, and on February 5, 2024, the court granted the motion. The court has not otherwise issued a scheduling order, and discovery is proceeding.
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
On January 25, 2024, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Nasr v. McKinnon, et al., No. 1:24-cv-00106.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
11. Common Stock and Stockholders' Equity
Common Stock
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.
As of January 31, 2024, shares of common stock reserved for future issuance were as follows:

As of January 31, 2024
(shares in thousands)
Options and unvested RSUs outstanding	14,118
Available for future stock option and RSU grants	29,868
Available for ESPP	7,651
51,637
Awards Issued as Charitable Contributions
During fiscal 2024, 2023 and 2022, the Company issued 75,000, 41,250 and 30,000 shares, respectively, of Class A common stock as charitable contributions and recognized $6 million, $4 million and $7 million, respectively, as general and administrative expense in the consolidated statements of operations.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Employee Incentive Plans
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2024, options to purchase 1,013,961 shares of Class A common stock and 4,024,169 shares of Class B common stock remained outstanding.
The Company’s equity incentive plans provide for granting stock options, RSUs, restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Stock options	$45	$82	$132
RSUs	502	464	335
ESPP	26	19	15
Restricted stock awards	111	112	84
Total	$684	$677	$566
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Cost of revenue:
Subscription	$75	$69	$49
Professional services and other	15	14	12
Research and development	277	275	193
Sales and marketing	156	159	136
General and administrative	161	160	176
Total	$684	$677	$566
Stock Options
Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity and related information was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 31, 2023	6,353	$43.92	4.3	$331
Exercised	(879)	17.04
Expired	(211)	233.57
Forfeited	(225)	226.21
Outstanding as of January 31, 2024	5,038	$32.54	3.1	$320
As of January 31, 2024
Vested and expected to vest	5,038	$32.54	3.1	$320
Vested and exercisable	4,928	$29.12	3.0	$318
No options were granted during fiscal 2024 and 2023. The weighted-average grant-date fair value of options granted was $211.58 during fiscal 2022. The total grant-date fair value of stock options vested was $48 million, $104 million and $314 million during fiscal 2024, 2023 and 2022, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $57 million, $108 million and $545 million during fiscal 2024, 2023 and 2022, respectively.
As of January 31, 2024 and January 31, 2023, there was a total of $16 million and $90 million, respectively, of unrecognized stock-based compensation expense related to options, which is being recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
A summary of RSU activity (inclusive of market-based RSUs) and related information was as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2023	9,375	$143.77
Granted	5,644	81.80
Vested	(4,107)	133.88
Forfeited	(1,832)	137.28
Outstanding as of January 31, 2024	9,080	$111.03
The Company granted 5,644,041 RSUs with an aggregate fair value of $462 million during fiscal 2024. As of January 31, 2024 and 2023, there was a total of $898 million and $1,200 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 2.2 years, based on vesting under the award service conditions. The total fair value of RSUs vested during fiscal 2024, 2023 and 2022 was $335 million, $229 million and $531 million, respectively.
Market-based Restricted Stock Units
In March 2022, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 58,150. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2022. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $244.73 average grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In connection with the business combinations, as of January 31, 2024, there was $29 million of unrecognized stock-based compensation expense related to unvested restricted shares, which is being recognized over a weighted-average period of 0.3 years based on vesting under the award service conditions.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2024	2023	2022
Expected volatility	46% - 74%	63% - 90%	44% - 48%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.84% - 5.41%	2.46% - 4.67%	0.06% - 0.29%
Expected dividend yield	—	—	—
During fiscal 2024, the Company's employees purchased 793,739 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $57.84 per share, with proceeds of $46 million. During fiscal 2023, the Company's employees purchased 491,965 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $63.97 per share, with proceeds of $31 million.
As of January 31, 2024 and January 31, 2023, there was $16 million and $26 million, respectively, of unrecognized stock-based compensation expense related to the ESPP which is being recognized over a weighted-average vesting period of 0.9 years.
Employee Defined Contribution Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. A portion of employee contributions are matched up to a fixed maximum dollar amount per year per employee. The Company began matching contributions in fiscal 2023. During fiscal 2024 and 2023, matching contributions related to the plan were $19 million and $21 million, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes
The domestic and foreign components of pre-tax loss for fiscal 2024, 2023 and 2022 were as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Domestic	$(360)	$(834)	$(904)
Foreign	23	33	54
Loss before provision for (benefit from) income taxes	$(337)	$(801)	$(850)
The components of the provision for (benefit from) income taxes for fiscal 2024, 2023 and 2022 were as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Current:
Federal	$2	$—	$—
State	3	2	—
Foreign	6	5	4
Total current provision for income taxes	11	7	4
Deferred:
Federal	—	—	(8)
State	—	—	(1)
Foreign	7	7	3
Total deferred provision for (benefit from) income taxes	7	7	(6)
Total provision for (benefit from) income taxes	$18	$14	$(2)
For fiscal 2024, income tax expense resulted primarily from income in profitable foreign jurisdictions, federal and state taxes resulting from tax attribution utilization limitations, and the tax impact of shortfalls from stock-based compensation in the United Kingdom. For fiscal 2023, income tax expense resulted primarily from income in profitable foreign jurisdictions, the tax impact of shortfalls from stock-based compensation in the United Kingdom, and state taxes. For fiscal 2022, the income tax benefit resulted from the release of valuation allowance in the United States in connection with acquisitions and excess tax benefits from stock-based compensation in the United Kingdom, offset by income tax expense related to profitable foreign jurisdictions.
 The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for fiscal 2024, 2023 and 2022:

	Year Ended January 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0	3.6	3.9
Change in valuation allowance	(4.7)	(9.9)	(36.1)
Stock-based compensation	(30.1)	(12.3)	8.4
Research and development credits	5.3	2.6	3.6
Non-deductible expenses	—	(5.4)	—
Other, net	(0.8)	(1.2)	(0.6)
Effective tax rate	(5.3)%	(1.6)%	0.2%
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in fiscal 2023. As a result, for fiscal 2024 and 2023, the

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company disavowed certain tax deductions, which resulted in the utilization of federal and state tax attributes to offset this impact.
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2024 and 2023 were as follows:

	As of January 31,
	2024	2023
	(dollars in millions)
Deferred tax assets:
Net operating loss carryforwards	$716	$817
Capitalized research expenditures	268	189
Stock-based compensation	41	52
Operating lease liabilities	36	43
Other reserves and accruals	21	31
Research and development and other credits	125	113
Total deferred tax assets	1,207	1,245
Valuation allowance	(1,087)	(1,078)
Total deferred tax assets, net	120	167
Deferred tax liabilities:
Deferred commissions	(67)	(77)
Other deferred tax liabilities	(5)	(5)
Operating lease right-of-use assets	(21)	(31)
Depreciation and amortization	(35)	(56)
Total deferred tax liabilities	(128)	(169)
Net deferred tax assets (liabilities)	$(8)	$(2)
As a result of continuing losses, the Company has determined that it is not more likely than not that it will realize the benefits of its U.S. deferred tax assets and, therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities. The U.S. valuation allowance increased by $9 million and $174 million during fiscal 2024 and 2023, respectively.
As of January 31, 2024, the Company had approximately $2,768 million of federal and $2,000 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2036 and 2025, respectively. As of January 31, 2024, the Company had approximately $43 million of UK net operating losses which do not expire.
As of January 31, 2024, the Company had federal research and development tax credit carryforwards of $111 million and California research and development tax credit carryforwards of $73 million. The federal research and development credits will start to expire in 2038 while the California research and development credits do not expire.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
Gross amount of unrecognized tax benefits as of the beginning of the year	$43	$37	$22
Additions based on tax positions related to a prior year	—	1	5
Additions based on tax positions related to current year	7	7	10
Reductions based on tax positions taken in a prior year	(1)	(2)	—
Gross amount of unrecognized tax benefits as of the end of the year	$49	$43	$37
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. As the Company has net operating loss carryforwards for the U.S. federal and state jurisdictions, the statute of limitations is open for all years. For material foreign jurisdictions, the tax years open to examination include the tax years 2018 and forward.
For all years presented, the Company has an immaterial amount of unrecognized tax benefits that if recognized would impact the effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. For all years presented, the Company has not accrued a material amount in interest and penalties related to unrecognized tax benefits. The Company does not have any significant uncertain tax positions as of January 31, 2024 for which it is reasonably possible that the positions will increase or decrease within the next twelve months.
14. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(339)	$(16)	$(778)	$(37)	$(806)	$(42)
Denominator:
Weighted-average shares outstanding, basic and diluted	156,335	7,299	150,891	7,132	140,684	7,352
Net loss per share, basic and diluted	$(2.17)	$(2.17)	$(5.16)	$(5.16)	$(5.73)	$(5.73)

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
	2024	2023	2022
	(shares in thousands)
Issued and outstanding stock options	5,038	6,353	7,984
Unvested RSUs issued and outstanding	8,871	9,317	6,226
Unvested market-based RSUs issued and outstanding	435	116	—
Unvested RSAs issued and outstanding	206	627	1,269
Shares committed under the ESPP	629	921	253
Shares related to the 2023 Notes	—	—	356
Shares subject to warrants related to the issuance of the 2023 Notes	—	1,048	1,048
Shares related to the 2025 Notes	2,925	5,617	5,617
Shares related to the 2026 Notes	2,548	4,820	4,820
	20,652	28,819	27,573
15. Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2024	2023	2022
	(dollars in millions)
United States	$1,783	$1,456	$1,036
International	480	402	264
Total	$2,263	$1,858	$1,300
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2024, 2023 and 2022.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2024 and 2023, substantially all of the Company's long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, were located in the United States.
16. Subsequent Events
On February 1, 2024, the Company completed its acquisition of Spera. The acquisition of Spera, an identity security platform provider, is expected to broaden the Company's identity threat detection and security posture management capabilities. The Company provided total net consideration, subject to final adjustments, of approximately $80 million consisting of cash and the Company’s Class A common stock. An agreed upon amount of consideration was deposited into a third party escrow account to secure the indemnification obligations of the selling stockholders.
Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. The initial, provisional purchase price allocation, subject to measurement period adjustments, will be provided within the Company's Form 10-Q for the first quarter of fiscal 2025.

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
Based on this evaluation, our management concluded that, as of January 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On December 14, 2023, Shellye Archambeau, a director of the Company, adopted a Rule 10b5-1 trading arrangement (the "10b5-1 Plan") that is intended to satisfy the affirmative defense of Rule 10b501(c) of the Exchange Act. The 10b5-1 Plan allows for the sale of up to 5,000 shares of our Class A common stock, commencing on March 14, 2024 and continuing until all shares are sold or until June 15, 2024, whichever comes first.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Part IV
Item 15. Exhibits and Financial Statement Schedules
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

OKTA, INC.

March 1, 2024	/s/ Brett Tighe
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2024

/s/ Brett Tighe Brett Tighe	Chief Financial Officer (Principal Financial Officer)	March 1, 2024

/s/ Shibu Ninan Shibu Ninan	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2024

/s/ Shellye Archambeau Shellye Archambeau	Director	March 1, 2024

/s/ Emilie Choi Emilie Choi	Director	March 1, 2024

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 1, 2024

/s/ Jeff Epstein Jeff Epstein	Director	March 1, 2024

/s/ Benjamin Horowitz Benjamin Horowitz	Director	March 1, 2024

/s/ J. Frederic Kerrest J. Frederic Kerrest	Director	March 1, 2024

/s/ Rebecca Saeger Rebecca Saeger	Director	March 1, 2024

/s/ Michael Stankey Michael Stankey	Director	March 1, 2024

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of September 9, 2019, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.3	Form of 0.125% Convertible Senior Notes due 2025.	Exhibit 4.1 to Form 8-K filed on September 10, 2019
4.4	Indenture, dated as of June 12, 2020, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.5	Form of 0.375% Convertible Senior Notes due 2026.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.6 to Form 10-K filed on March 6, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan.	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Non-Employee Director Compensation Policy.	Exhibit 10.9 to Form S-1 filed on March 13, 2017
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9#	Auth0, Inc. 2014 Equity Incentive Plan.	Exhibit 99.1 to Form S-8 filed on May 10, 2021
10.10#	Auth0, Inc. Phantom Unit Plan.	Exhibit 99.2 to Form S-8 filed on May 10, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.11	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.11.1	Amendment dated August 29, 2019 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 6, 2019
10.11.2	Second Amendment dated October 14, 2020 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.9.2 to Form 10-K filed on March 4, 2021
10.11.3	Third Amendment dated August 17, 2021 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 10-Q filed on December 2, 2021
10.12	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on September 10, 2019
10.13	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on June 15, 2020
10.14#	Transition Agreement, dated February 27, 2023, between Jonathan Runyan and Okta, Inc.	Exhibit 10.1 to Form 10-Q filed on June 1, 2023
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.