Form 10-Q
period 2024-04-30
Okta, Inc.
filed 2024-05-30
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 24, 2024, the number of shares of registrant’s Class A common stock outstanding was 160,950,261 and the number of shares of the registrant’s Class B common stock outstanding was 7,276,091.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about: our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses; the impact of general economic, market and industry conditions, including geopolitical events, economic downturns or recessions, market volatility, inflation and interest rates, and foreign currency fluctuations; trends in our key business metrics; our growth strategy and ability to compete; the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs; market or other opportunities arising from business combinations; potential impacts of cybersecurity incidents to our reputation, customer relations and financial results; our ability to detect, minimize or prevent security breaches to our internal systems and platform; our ability to maintain the security and service performance of our and our third-party service providers’ systems or data, or our customers’ data; our ability to increase our number of new customers; our ability to sell additional products to and retain our existing customers; our ability to successfully expand in our existing markets and into new markets; our ability to effectively sustain or manage our revenue growth and profitability; our ability to expand our product sales by promoting our brand and engaging channel partners; our ability to partner with third-party software vendors and system integrators; the ability of our products to effectively integrate with third-party systems and technologies; uncertainties or issues relating to artificial intelligence that may impact our products, tools and services; our ability to adequately fund research and development and introduce new products, enhance existing products and address new use cases; our ability to expand our international business operations and product sales; our ability to maintain and protect our proprietary rights and intellectual property; our ability to comply with modified or new laws, regulations and industry standards; the attraction and retention of qualified employees and key personnel; the impact of recent accounting pronouncements on our financial statements; our ability to successfully defend litigation or other claims brought against us; our ability to successfully integrate and realize the benefits of strategic acquisitions or investments; and the intent of our executive officers to hold their shares of Class B common stock. These forward-looking statements are made as of the date they were first issued and are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	April 30, 2024	January 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$322	$334
Short-term investments	1,998	1,868
Accounts receivable, net of allowances of $6 and $6, respectively	307	559
Deferred commissions	117	113
Prepaid expenses and other current assets	173	106
Total current assets	2,917	2,980
Property and equipment, net	47	48
Operating lease right-of-use assets	81	83
Deferred commissions, noncurrent	232	242
Intangible assets, net	184	182
Goodwill	5,448	5,406
Other assets	46	48
Total assets	$8,955	$8,989
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12	$12
Accrued expenses and other current liabilities	166	115
Accrued compensation	117	167
Deferred revenue	1,391	1,488
Total current liabilities	1,686	1,782
Convertible senior notes, net, noncurrent	1,155	1,154
Operating lease liabilities, noncurrent	108	112
Deferred revenue, noncurrent	19	23
Other liabilities, noncurrent	34	30
Total liabilities	3,002	3,101
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 160,912 and 159,835 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,291 shares issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Additional paid-in capital	8,840	8,724
Accumulated other comprehensive loss	(17)	(6)
Accumulated deficit	(2,870)	(2,830)
Total stockholders’ equity	5,953	5,888
Total liabilities and stockholders' equity	$8,955	$8,989
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	$603	$503
Professional services and other	14	15
Total revenue	617	518
Cost of revenue:
Subscription	130	122
Professional services and other	18	20
Total cost of revenue	148	142
Gross profit	469	376
Operating expenses:
Research and development	163	163
Sales and marketing	236	256
General and administrative	117	110
Restructuring and other charges	—	7
Total operating expenses	516	536
Operating loss	(47)	(160)
Interest expense	(2)	(3)
Interest income and other, net	27	17
Gain on early extinguishment of debt	—	31
Interest and other, net	25	45
Loss before provision for income taxes	(22)	(115)
Provision for income taxes	18	4
Net loss	$(40)	$(119)

Net loss per share, basic and diluted	$(0.24)	$(0.74)

Weighted-average shares used to compute net loss per share, basic and diluted	167,465	161,323

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(40)	$(119)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(8)	11
Foreign currency translation adjustments	(3)	2
Other comprehensive income (loss)	(11)	13
Comprehensive loss	$(51)	$(106)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	—	7,291	—	8,724	(6)	(2,830)	5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	—	7,291	—	8,840	(17)	(2,870)	5,953

	Three Months Ended April 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	154,009	—	7,300	—	7,974	(33)	(2,475)	5,466
Issuance of common stock	1,068	—	—	—	8	—	—	8
Proceeds from hedges related to convertible senior notes	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(119)	(119)
Balances as of April 30, 2023	155,044	—	7,300	—	8,148	(20)	(2,594)	5,534
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40)	$(119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	151	166
Depreciation, amortization and accretion	21	25
Amortization of deferred commissions	30	23
Deferred income taxes	1	1
Lease impairment charges	—	8
Gain on early extinguishment of debt	—	(31)
Other, net	3	3
Changes in operating assets and liabilities:
Accounts receivable	251	191
Deferred commissions	(26)	(25)
Prepaid expenses and other assets	(70)	(13)
Operating lease right-of-use assets	5	6
Accounts payable	—	(2)
Accrued compensation	(51)	(11)
Accrued expenses and other liabilities	54	(9)
Operating lease liabilities	(9)	(10)
Deferred revenue	(101)	(74)
Net cash provided by operating activities	219	129
Cash flows from investing activities:
Capitalized software	(4)	(5)
Purchases of property and equipment	(1)	—
Purchases of securities available-for-sale and other	(459)	(431)
Proceeds from maturities and redemption of securities available-for-sale	324	456
Proceeds from sales of securities available-for-sale and other	2	61
Payments for business acquisitions, net of cash acquired	(56)	(22)
Net cash provided by (used in) investing activities	(194)	59
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	—	(332)
Taxes paid related to net share settlement of equity awards	(41)	—
Proceeds from stock option exercises	4	6
Net cash used in financing activities	(37)	(326)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1)	1
Net decrease in cash, cash equivalents and restricted cash	(13)	(137)
Cash, cash equivalents and restricted cash at beginning of period	342	271
Cash, cash equivalents and restricted cash at end of period	$329	$134

Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	11	12
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	3	4

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$322	$125
Restricted cash, current included in prepaid expenses and other current assets	1	1
Restricted cash, noncurrent included in other assets	6	8
Total cash, cash equivalents and restricted cash	$329	$134

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
The condensed consolidated balance sheet as of January 31, 2024, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2025 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Certain prior period amounts have been reclassified to conform to the current period presentation.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2024.
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
2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this Accounting Standards Update ("ASU") and intends to adopt this guidance in fiscal 2025.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU.
3. Restructuring and Other Charges
During the fourth quarter of fiscal 2024, the Company approved a restructuring plan (the “2024 Restructuring Plan”) intended to improve operating efficiencies and profitability. The 2024 Restructuring Plan involved a reduction of the Company’s workforce by approximately 400 full-time employees. The 2024 Restructuring Plan was substantially complete by the first quarter of fiscal 2025 and the Company recognized aggregate restructuring costs of $24 million in the fourth quarter of fiscal 2024.
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2024	$24
Restructuring charges	—
Cash payments	(22)
Balance as of April 30, 2024	$2
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of April 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$196	$—	$—	$196
Total cash equivalents	196	—	—	196
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,924	—	(6)	1,918
Corporate debt securities	39	—	—	39
Certificates of deposit	41	—	—	41
Total short-term investments	2,004	—	(6)	1,998
Total	$2,200	$—	$(6)	$2,194

	As of January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$151	$—	$—	$151
Total cash equivalents	151	—	—	151
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,782	3	(1)	1,784
Corporate debt securities	43	—	—	43
Certificates of deposit	41	—	—	41
Total short-term investments	1,866	3	(1)	1,868
Total	$2,017	$3	$(1)	$2,019

The following table presents the contractual maturities of the Company’s short-term investments:

	As of April 30, 2024
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,524	$1,522
Due between one to five years	480	476
Total	$2,004	$1,998
Interest receivable of $23 million and $20 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the fair values and unrealized losses related to the Company’s investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2024:

	Less Than 12 Months		More Than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in millions)
U.S. treasury securities	$1,529	$(5)	$191	$(1)	$1,720	$(6)
Corporate debt securities	25	—	—	—	25	—
Total	$1,554	$(5)	$191	$(1)	$1,745	$(6)
The Company had 93 and 41 short-term investments in unrealized loss positions as of April 30, 2024 and January 31, 2024, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of April 30, 2024 and January 31, 2024.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of April 30, 2024 and January 31, 2024, the balance of strategic investments was $26 million.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $26 million and $25 million in the three months ended April 30, 2024 and 2023, respectively. Amortization of contract costs totaled $30 million and $23 million for the three months ended April 30, 2024 and 2023, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $557 million and $467 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,364 million as of April 30, 2024. Of this amount, the Company expects to recognize revenue of approximately $1,949 million, or 58%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of April 30, 2024 were not material.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs.
During the three months ended April 30, 2023, the Company repurchased $366 million principal amount of the 2025 Notes for $332 million in cash, resulting in a gain on early extinguishment of debt of $31 million. There were no such repurchases during the three months ended April 30, 2024.
The net carrying amount of the Notes consisted of the following:

	As of April 30, 2024	As of January 31, 2024
	(dollars in millions)
2025 Notes:
Principal	$552	$552
Less: unamortized debt issuance costs	(2)	(3)
Net carrying amount	$550	$549
2026 Notes:
Principal	$608	$608
Less: unamortized debt issuance costs	(3)	(3)
Net carrying amount	$605	$605
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of April 30, 2024
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$552	$520
2026 Notes	$608	$551
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $7 million were issued and outstanding as of April 30, 2024 and January 31, 2024. No draws have been made under such letters of credit.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On November 1, 2023, the plaintiffs filed a motion for class certification, on January 17, 2024, the defendants filed a notice of non-opposition to the motion, and on February 5, 2024, the court granted the motion. On April 16, 2024, the parties notified the court that they had reached an agreement in principle to settle the litigation. On May 28, 2024, the parties entered into a stipulation of settlement, subject to court approval (the “Stipulation”). Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company has agreed to pay and/or to cause its insurance carriers to pay a total of $60 million, which will be covered through a combination of the Company’s Director & Officer ("D&O") insurance and the balance of the Company’s $10 million retention on the primary D&O policy. The Stipulation does not constitute an admission of fault or wrongdoing by the Company or its executives, and remains subject to preliminary and final approval by the court and certain other conditions. The Company recognized a liability, which is included in Accrued expenses and other current liabilities on its condensed consolidated balance sheets as of April 30, 2024, in the amount of $60 million which represents the Company's gross obligation to settle claims under the Stipulation. A corresponding receivable was recognized, which is included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, which represents the insurance proceeds the Company is entitled to under its D&O insurance policies that will be paid by the Company’s insurers to settle claims on its behalf.
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
On January 25, 2024, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Nasr v. McKinnon, et al., No. 1:24-cv-00106. On March 18, 2024, the court entered a stipulated order whereby the defendants agreed to accept service and stay the derivative action through the close of discovery in the securities class action lawsuit.
While the Company and defendants have agreed to a settlement-in-principle in the securities class action litigation, due to the stage of the related derivative lawsuits, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Employee Incentive Plans
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2024	2023
	(dollars in millions)
Cost of revenue
Subscription	$19	$16
Professional services and other	3	4
Research and development	63	68
Sales and marketing	30	38
General and administrative	36	40
Total	$151	$166
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of April 30, 2024:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$1,082	2.3 years
Unvested RSAs	20	2.0 years
Unvested stock options	10	0.7 years
ESPP	10	0.6 years
Total	$1,122
During the first quarter of fiscal 2025, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net loss per share attributable to the Class A and Class B common stockholders.
Market-based Restricted Stock Units
In March 2024, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 183,595. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2024. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $182.15 average grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income Taxes
For the three months ended April 30, 2024, the Company recorded a tax provision of $18 million on a pretax loss of $22 million. The effective tax rate for the three months ended April 30, 2024 was approximately (84.9)%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, and U.S. federal and state taxes.
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
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental ("R&E") expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. As a result, the Company has been utilizing some of its federal and state tax attributes and incurring cash taxes due to this provision since fiscal 2023.
11. Net Loss Per Share
The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(38)	$(2)	$(114)	$(5)
Denominator:
Weighted-average shares outstanding, basic and diluted	160,174	7,291	154,023	7,300
Net loss per share, basic and diluted	$(0.24)	$(0.24)	$(0.74)	$(0.74)
As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2024	2023
	(shares in thousands)
Issued and outstanding stock options	4,826	5,865
Unvested RSUs issued and outstanding	10,811	12,339
Unvested market-based RSUs issued and outstanding	732	502
Unvested RSAs issued and outstanding	342	525
Shares committed under the ESPP	571	864
Shares subject to warrants related to the issuance of the 2023 Notes	—	1,048
Shares related to the 2025 Notes	2,925	3,679
Shares related to the 2026 Notes	2,549	4,820
	22,756	29,642

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Business Combinations
On February 1, 2024, the Company acquired all of the outstanding equity of Spera Cybersecurity, Inc., an identity security platform provider, and its subsidiary (collectively, “Spera”). The acquisition of Spera is expected to broaden the Company's identity threat detection and security posture management capabilities. The Spera acquisition was accounted for as a business combination.
The acquisition date fair value of purchase consideration transferred for Spera of $58 million was paid in cash. Of this amount, $12 million of consideration was transferred to an escrow fund as partial security for any purchase price adjustments and indemnification obligations, and will be paid to the former Spera stockholders following the 18-month anniversary of the closing date (less any such adjustments or indemnification obligations).
The Company preliminarily recorded $18 million for developed technology intangible assets with an estimated useful life of 5 years and preliminarily recorded $43 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Spera’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates through the measurement period.
The Company entered into revesting agreements with Spera’s founders pursuant to which 238,795 additional shares of Okta’s Class A common stock was issued as of the closing date which vest over three years. The $20 million fair value of the unvested restricted stock award is attributable to a post-combination service condition and will be accounted for by the Company separately from the business combination as stock-based compensation expense.
Acquisition related expenses incurred were not material. This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K. Our fiscal year ends January 31.
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
As of April 30, 2024, more than 19,100 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2024, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the three months ended April 30, 2024. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impact of Cybersecurity Incidents
In the past, we have experienced cybersecurity incidents, such as the January 2022 incident involving one of our third-party service providers and the October 2023 incident where a threat actor gained unauthorized access to and stole information from our third-party customer support system, that harmed our reputation and customer relations, adversely impacted our financial results and may create additional liabilities. While we expect the impact of these security incidents to adversely affect our future financial performance, we cannot predict the extent of such impact with certainty. Due to the nature of our business, the announcement of any security incidents, even if not significant, could have these impacts.
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
Cost of Revenue and Gross Margin
Cost of Subscription.    Cost of subscription primarily consists of expenses related to hosting our services and providing support. These expenses include employee-related costs associated with our cloud-based infrastructure, our security organization and customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired developed technology and allocated overhead.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee compensation costs, costs of general marketing and promotional activities, travel-related expenses, amortization expense associated with acquired customer relationships and trade names and allocated overhead. Commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years.
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
Provision for Income Taxes
Our provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate. The difference between our effective tax rate and the federal statutory rate is primarily due to a valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations and state taxes. We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and enacted tax laws. The timing and mix of actual results compared to forecasted results may impact the timing of recognition of our provision for income taxes.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(dollars in millions)
Revenue:
Subscription	$603	$503
Professional services and other	14	15
Total revenue	617	518
Cost of revenue:
Subscription(1)	130	122
Professional services and other(1)	18	20
Total cost of revenue	148	142
Gross profit	469	376
Operating expenses:
Research and development(1)	163	163
Sales and marketing(1)	236	256
General and administrative(1)	117	110
Restructuring and other charges	—	7
Total operating expenses	516	536
Operating loss	(47)	(160)
Interest expense	(2)	(3)
Interest income and other, net	27	17
Gain on early extinguishment of debt	—	31
Interest and other, net	25	45
Loss before provision for income taxes	(22)	(115)
Provision for income taxes	18	4
Net loss	$(40)	$(119)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023
	(dollars in millions)
Cost of subscription revenue	$19	$16
Cost of professional services and other revenue	3	4
Research and development	63	68
Sales and marketing	30	38
General and administrative	36	40
Total stock-based compensation expense	$151	$166

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2024	2023
Revenue
Subscription	98%	97%
Professional services and other	2	3
Total revenue	100	100
Cost of revenue
Subscription	21	24
Professional services and other	3	3
Total cost of revenue	24	27
Gross profit	76	73
Operating expenses
Research and development	27	32
Sales and marketing	38	50
General and administrative	19	21
Restructuring and other charges	—	1
Total operating expenses	84	104
Operating loss	(8)	(31)
Interest expense	—	(1)
Interest income and other, net	4	3
Gain on early extinguishment of debt	—	7
Interest and other, net	4	9
Loss before provision for income taxes	(4)	(22)
Provision for income taxes	3	1
Net loss	(7)%	(23)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$603	$503	$100	20%
Professional services and other	14	15	(1)	(2)
Total revenue	$617	$518	$99	19
Percentage of revenue:
Subscription	98%	97%
Professional services and other	2	3
Total	100%	100%
Three months ended
For the three months ended April 30, 2024, the increase in subscription revenue was primarily due to an increase in users and sales of additional products to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 111% as of April 30, 2024 and an increase in the number of customers as detailed in our Key Business Metrics.
For the three months ended April 30, 2024, the decrease in professional services and other revenue was due to lower bookings associated with professional services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$130	$122	$8	6%
Professional services and other	18	20	(2)	(12)
Total cost of revenue	$148	$142	$6	4
Gross profit	$469	$376	$93	25
Gross margin:
Subscription	78%	76%
Professional services and other	(24)	(38)
Total gross margin	76	73
Three months ended
For the three months ended April 30, 2024, cost of subscription revenue increased primarily due to an increase of $3 million in consulting costs, an increase of $2 million in software costs and an increase of $2 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved to 78% from 76% for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
For the three months ended April 30, 2024, cost of professional services and other revenue decreased slightly primarily due to a decrease in employee compensation costs.
Our gross margin for professional services and other revenue increased to (24)% for the three months ended April 30, 2024 compared to (38)% for the three months ended April 30, 2023 primarily due to a decrease in cost of professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$163	$163	$—	—%
Percentage of revenue	27%	32%
Three months ended
For the three months ended April 30, 2024, research and development expenses remained flat. We expect our research and development expenses will increase in absolute dollars as our business grows. The decrease in research and development expenses as a percentage of total revenue was primarily driven by improved spend efficiency.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$236	$256	$(20)	(8)%
Percentage of revenue	38%	50%
Three months ended
For the three months ended April 30, 2024, sales and marketing expenses decreased primarily due to a decrease in employee compensation costs of $16 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
General and Administrative Expenses

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$117	$110	$7	6%
Percentage of revenue	19%	21%
Three months ended
For the three months ended April 30, 2024, general and administrative expenses increased due to an increase in legal related costs. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Restructuring and Other Charges

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$—	$7	$(7)	(100)%
Percentage of revenue	—%	1%
Three months ended
For the three months ended April 30, 2024, we did not incur any restructuring and other charges compared to lease impairment charges incurred in the three months ended April 30, 2023.
Interest and Other, Net

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(2)	$(3)	$1	(45)%
Interest income and other, net	27	17	10	58
Gain on early extinguishment of debt	—	31	(31)	(100)
Interest and other, net	$25	$45	$(20)	(44)
Three months ended
For the three months ended April 30, 2024, interest and other, net decreased primarily due to a decrease of $31 million in gains on early extinguishment of debt related to repurchases of the convertible senior notes offset by a $10 million increase in interest income from our short-term investments.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Provision for Income Taxes

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$18	$4	$14	342%
Three months ended
For the three months ended April 30, 2024 the provision for income taxes increased by $14 million. This increase is related to the proportion of pre-tax losses recognized in the three months ended April 30, 2024 relative to the forecasted pre-tax loss for the full fiscal year 2025.
The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenses over five years for U.S. activities and 15 years for foreign activities, per IRC Section 174, instead of deducting them in the year they were incurred. Starting in fiscal 2023, this change has increased our U.S. federal and state cash taxes. This impact is expected to continue in future years as our capitalized research and development expenses continue to increase.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2024	2023
	(dollars in millions)
Number of customers	19,100	18,050
Customers with annual contract value ("ACV") above $100,000	4,550	4,080
Dollar-based net retention rate for the trailing 12 months ended	111%	117%
Current remaining performance obligations	$1,949	$1,701
Remaining performance obligations	$3,364	$2,942
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of April 30, 2024, we had over 19,100 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,550 and 4,080 as of April 30, 2024 and 2023, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of April 30, 2024, compared to April 30, 2023, was primarily a result of the macroeconomic environment, with ACV from existing customers increasing at a slower rate in the current period.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,320 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows.
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
Effective the first quarter of fiscal 2025, we satisfy employee payroll tax withholding due upon the vesting of share-based compensation awards with our own funds under the "net share settlement" approach. Previously, payroll tax withholding was satisfied via the sale of shares of our common stock in the open market. The net share settlement approach reduces our equity dilution rate by covering such withholding tax obligations from existing cash reserves and impacts future liquidity. The cash outflow to cover these tax obligations is classified as a financing activity in the statement of cash flows.
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
On February 1, 2024, we completed the acquisition of Spera, an identity security platform provider. The acquisition date cash consideration transferred was $58 million. Of this amount, $12 million was transferred to an escrow fund as partial security for any purchase price adjustments and indemnification obligations, and will be paid to the former Spera stockholders following the 18-month anniversary of the closing date (less any such adjustments or indemnification obligations). See Note 12 to our condensed consolidated financial statements "Business Combinations" for additional information.

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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2024, we had deferred revenue of $1,410 million, of which $1,391 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(dollars in millions)
Net cash provided by operating activities	$219	$129
Net cash provided by (used in) investing activities	(194)	59
Net cash used in financing activities	(37)	(326)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1)	1
Net decrease in cash, cash equivalents and restricted cash	$(13)	$(137)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the three months ended April 30, 2024, cash provided by operating activities was $219 million, an increase of $90 million compared to the three months ended April 30, 2023. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency, partially offset by an increase in cash paid to vendors.
Investing Activities
During the three months ended April 30, 2024, cash used in investing activities was $194 million compared to cash provided by investing activities of $59 million during the three months ended April 30, 2023. The change was primarily attributable to a decrease in proceeds from maturities and sales of available-for-sale securities and an increase in payments for business acquisitions.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
During the three months ended April 30, 2024, cash used in financing activities was $37 million compared to cash used in financing activities of $326 million during the three months ended April 30, 2023. The change was primarily attributable to payments made for repurchases of the Notes during the three months ended April 30, 2023.
Material Cash Requirements
There were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2024 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2024 and 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,320 million as of April 30, 2024, of which $2,194 million was invested in U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of April 30, 2024, $552 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of April 30, 2024, $608 million principal amount of the 2026 Notes remain outstanding.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Matters” in Note 8 to our condensed consolidated financial statements, “Commitments and Contingencies” is incorporated by reference herein.
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
•In the past, we have experienced cybersecurity incidents that allowed unauthorized access to our systems or data or our customers’ data, harmed our reputation, created additional liability and adversely impacted our financial results. We and our third-party service providers may experience similar incidents in the future which may also include disabling access to our service.
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
•We and our third-party service providers have, in the past, failed or been perceived to have failed to fully comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements, which could result in proceedings, actions or penalties against us. We may experience similar incidents in the future.
•The stock price of our Class A common stock may be volatile or may decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.3% of the voting power of our capital stock as of April 30, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 5,342 employees as of April 30, 2022 to 5,710 employees as of April 30, 2024. In order to manage our growth and better align our organizational structure and resources with our business priorities, we may undertake restructuring plans from time to time. For example, during the first quarter of each of fiscal 2024 and fiscal 2025, we announced separate world-wide restructuring plans intended to reduce operating expenses and improve profitability that involved a reduction of our workforce by approximately 300 and 400 full-time employees, respectively. We have in the past encountered, and may in the future encounter, challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.
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
We have experienced significant growth in the number of our customers since our founding in 2009, but this growth has slowed in recent periods. As we increase our focus on sales to the world’s largest organizations, we do not expect customer growth to continue at the same pace as it has previously. This could cause customer growth to fall below analyst or investor expectations. If we fail to meet or exceed such expectations for this or any other reason, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We have, in the past, and may, in the future, experience disruptions, data loss or corruption, outages and other performance problems with our infrastructure or service due to a variety of factors. These factors include, for example, infrastructure and functionality changes, human or software errors, capacity constraints, ransomware attacks that encrypt our data and render it inaccessible or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take months, or even years, for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, including intentionally blocking our internet traffic or all internet traffic, for example at the request of a national government intending to isolate its country’s network, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform’s reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
In the past, we have experienced cybersecurity incidents that allowed unauthorized access to our systems or data or our customers’ data, harmed our reputation, created additional liability and adversely impacted our financial results. We and our third-party service providers may experience similar incidents in the future which may also include disabling access to our service.
Increasingly, companies, including Okta, are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, “bugs,” or other vulnerabilities, we and our third-party service providers now also face threats from sophisticated nation-state actors and organized crime groups who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that we and they store and process. For example, like other companies, we have experienced an increase in cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts will increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected and have not in the past been, and may not in the future be, sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
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
We and our third-party service providers have, in the past, failed or been perceived to have failed to fully comply with the privacy or security provisions of our privacy policy, our contracts and/or legal or regulatory requirements, which could result in proceedings, actions or penalties against us. We may experience similar incidents in the future.

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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. On the U.S. state level, certain states have adopted new or modified privacy and security laws like California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), which entered into substantial effect on January 1, 2023. The CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, provides for civil penalties for violations and a private right of action for data breaches, and creates a new California Privacy Protection Agency (“CPPA”) to enforce the law. Since the CCPA passed, over a dozen other states have passed or are considering similar legislation, which has created and will continue to create additional compliance obligations and risks. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business.
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
We are subject to global data protection laws and regulations (“Data Protection Laws”) that may impact how we do business with customers. Data Protection Laws, such as those applicable in the European Union, Canada and certain of its provinces, United Kingdom, Asia, and certain states in the United States, have enhanced data protection obligations for companies that handle personal data. Obligations include, for example, expanded disclosures about how personal data is to be used, individual rights in relation to personal data, limitations on retention of personal data, mandatory data breach notification requirements and strict obligations on service providers, and restrictions on online marketing and the use of cookies and tracking technologies.
In addition, increasing numbers of Data Protection Laws restrict transfers of personal data outside of their country of origin to countries deemed to lack adequate privacy protections. These types of transfers must be supported by a transfer mechanism that we may be required to implement, and in many jurisdictions there is significant legal uncertainty around the validity and sufficiency of data transfer mechanisms, and evolving legal and regulatory expectations could impose additional obligations or require expenditure of additional resources to comply with the Data Protection Laws.
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
In addition, new laws are continually being passed and new case law and regulatory guidance means Data Protection Laws are constantly evolving. For example, India recently passed a comprehensive data protection law that will apply new privacy rules for the first time in that country. In addition, the number of U.S. states with comprehensive Data Protection Laws significantly increased in 2023. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We may incur substantial expense in complying with any new obligations, we may be required to make significant changes in our business operations and product and services development, and we may not be able to comply with some of these regulatory developments, all of which may adversely affect our revenues and our business overall.
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
We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, which could harm our business, results of operations and financial condition.
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
We use internally developed and third-party developed machine learning and artificial intelligence (“AI”) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the Artificial Intelligence Act will establish obligations for providers of AI based on the type of AI and its potential risks to society. Additionally, in the United States, California recently introduced a law requiring disclosure of chatbot functionality. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
Noncompliance with the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions within the United States and internationally. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a material adverse effect on our reputation, business, results of operations, and financial condition.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from May 1, 2023 through April 30, 2024, the trading price of our Class A common stock has ranged from $65.04 per share to $114.50 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 40.3% of the voting power of our capital stock as of April 30, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 30, 2024, our directors, executive officers and their affiliates held in the aggregate 40.3% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2024 and RSUs that are releasable within 60 days of April 30, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, we have options outstanding that, if fully exercised, would result in the issuance of shares of our Class A and Class B common stock. We also have RSUs outstanding that, if vested and settled, would result in the issuance of shares of Class A common stock. All of the shares of Class A and Class B common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act of 1933, as amended (“Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the board of directors of the company (our “board of directors”). Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
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
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of April 30, 2024, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through April 30, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
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
In addition, in connection with the issuance of the 2025 Notes and 2026 Notes, we entered into Capped Calls with certain financial institutions (the “Option Counterparties”). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2025 Notes and 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. If we unwind the Capped Calls in connection with Note repurchases or otherwise, we will lose the anti-dilutive impact of any unwound Capped Calls.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer support, general and administrative functions, and on individual contributors in our research and development and operations functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our former Chief Operating Officer did not return as an employee following his recent sabbatical, though he is continuing to serve as a director and as Vice Chairman of our board of directors. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California and the west coast of the United States contains active earthquake and wildfire zones which have the potential to disrupt our business. For example, in the fall of 2019 and 2020, PG&E shut off power to certain cities in the San Francisco Bay Area in order to reduce the risk of wildfires and this resulted in many of our employees being unable to work remotely. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 6, 2024, J. Frederic Kerrest, Vice Chairperson of our board of directors, adopted a Rule 10b5-1 trading arrangement (the “Kerrest 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1(c)”). The Kerrest 10b5-1 Plan provides for the sale of up to 252,349 shares of our Class A common stock, plus an indeterminable number of shares acquired upon the future vesting of RSUs, commencing on June 10, 2024 and continuing until all shares are sold or until December 31, 2024, whichever occurs first.
On April 11, 2024, Larissa Schwartz, Chief Legal Officer and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading arrangement (the “Schwartz 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Schwartz 10b5-1 Plan provides for the sale of up to 6,902 shares of our Class A common stock, plus an indeterminable number of shares acquired upon the future vesting of RSUs, commencing on July 16, 2024 and continuing until all shares are sold or until November 5, 2024, whichever occurs first.
On April 15, 2024, Todd McKinnon, our Chief Executive Officer and Chairperson of our board of directors, adopted a Rule 10b5-1 trading arrangement (the "McKinnon 10b5-1 Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The McKinnon 10b5-1 Plan provides for the sale of up to 1,162,054 shares of our Class A common stock, plus an indeterminable number of shares acquired upon the future vesting of RSUs, commencing on July 19, 2024 and continuing until all shares are sold or until March 31, 2025, whichever occurs first. The McKinnon 10b5-1 Plan was established to raise funds to cover the aggregate exercise price and taxes associated with the planned exercise by Mr. McKinnon of his remaining outstanding Class B stock options not covered by the McKinnon 10b5-1 Plan that expire between August 2025 and July 2026. Mr. McKinnon currently intends to hold the shares of our Class B common stock that he will receive upon the exercise of his remaining outstanding Class B stock options, net of the shares sold under the McKinnon 10b5-1 Plan.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws.	Exhibit 3.4 to Form S-1 filed on March 13, 2017
10.1#	Okta Fiscal Year 2025 Sales Incentive Compensation Plan Terms and Conditions.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
_______________________________________
# Indicates management contract or compensatory plan, contract or agreement.
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

Okta, Inc.

May 29, 2024	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer