Form 10-Q
period 2024-07-31
Okta, Inc.
filed 2024-08-29
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 26, 2024, the number of shares of registrant’s Class A common stock outstanding was 162,413,965 and the number of shares of the registrant’s Class B common stock outstanding was 7,448,091.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	July 31, 2024	January 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$515	$334
Short-term investments	1,843	1,868
Accounts receivable, net of allowances of $8 and $6, respectively	377	559
Deferred commissions	122	113
Prepaid expenses and other current assets	181	106
Total current assets	3,038	2,980
Property and equipment, net	47	48
Operating lease right-of-use assets	82	83
Deferred commissions, noncurrent	230	242
Intangible assets, net	168	182
Goodwill	5,448	5,406
Other assets	54	48
Total assets	$9,067	$8,989
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11	$12
Accrued expenses and other current liabilities	142	115
Accrued compensation	113	167
Deferred revenue	1,394	1,488
Total current liabilities	1,660	1,782
Convertible senior notes, net, noncurrent	1,113	1,154
Operating lease liabilities, noncurrent	107	112
Deferred revenue, noncurrent	21	23
Other liabilities, noncurrent	33	30
Total liabilities	2,934	3,101
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2024 and January 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 162,397 and 159,835 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,448 and 7,291 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	8,981	8,724
Accumulated other comprehensive loss	(7)	(6)
Accumulated deficit	(2,841)	(2,830)
Total stockholders’ equity	6,133	5,888
Total liabilities and stockholders' equity	$9,067	$8,989
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	$632	$542	$1,235	$1,045
Professional services and other	14	14	28	29
Total revenue	646	556	1,263	1,074
Cost of revenue:
Subscription	137	128	267	250
Professional services and other	18	21	36	41
Total cost of revenue	155	149	303	291
Gross profit	491	407	960	783
Operating expenses:
Research and development	164	172	327	335
Sales and marketing	238	261	474	517
General and administrative	108	119	225	229
Restructuring and other charges	—	17	—	24
Total operating expenses	510	569	1,026	1,105
Operating loss	(19)	(162)	(66)	(322)
Interest expense	(1)	(2)	(3)	(5)
Interest income and other, net	29	18	56	35
Gain on early extinguishment of debt	3	42	3	73
Interest and other, net	31	58	56	103
Income (loss) before provision for (benefit from) income taxes	12	(104)	(10)	(219)
Provision for (benefit from) income taxes	(17)	7	1	11
Net income (loss)	$29	$(111)	$(11)	$(230)

Net income (loss) per share, basic	$0.18	$(0.68)	$(0.06)	$(1.42)
Net income (loss) per share, diluted	$0.15	$(0.68)	$(0.06)	$(1.42)

Weighted-average shares used to compute net income (loss) per share, basic	168,612	162,755	168,045	162,051
Weighted-average shares used to compute net income (loss) per share, diluted	174,443	162,755	168,045	162,051

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income (loss)	$29	$(111)	$(11)	$(230)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	7	3	(1)	14
Foreign currency translation adjustments	3	3	—	5
Other comprehensive income (loss)	10	6	(1)	19
Comprehensive income (loss)	$39	$(105)	$(12)	$(211)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three and Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	—	7,291	—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	—	7,291	—	8,840	(17)	(2,870)	5,953
Issuance of common stock	1,470	—	172	—	31	—	—	31
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(40)	—	—	(40)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—
Stock-based compensation	—	—	—	—	150	—	—	150
Other comprehensive income	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	29	29
Balances as of July 31, 2024	162,397	—	7,448	—	$8,981	$(7)	$(2,841)	$6,133

	Three and Six Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	154,009	—	7,300	—	$7,974	$(33)	$(2,475)	$5,466
Issuance of common stock	1,068	—	—	—	8	—	—	8
Proceeds from hedges related to convertible senior notes	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(119)	(119)
Balances as of April 30, 2023	155,044	—	7,300	—	8,148	(20)	(2,594)	5,534
Issuance of common stock	1,696	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	186	—	—	186
Settlement of warrants	—	—	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(111)	(111)
Balances as of July 31, 2023	156,740	—	7,300	—	$8,359	$(14)	$(2,705)	$5,640
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11)	$(230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	299	351
Depreciation, amortization and accretion	42	43
Amortization of deferred commissions	62	49
Deferred income taxes	(4)	3
Lease impairment charges	—	25
Gain on early extinguishment of debt	(3)	(73)
Other, net	7	6
Changes in operating assets and liabilities:
Accounts receivable	181	92
Deferred commissions	(59)	(65)
Prepaid expenses and other assets	(82)	(14)
Operating lease right-of-use assets	10	12
Accounts payable	(1)	1
Accrued compensation	(55)	24
Accrued expenses and other liabilities	33	(4)
Operating lease liabilities	(18)	(20)
Deferred revenue	(96)	(18)
Net cash provided by operating activities	305	182
Cash flows from investing activities:
Capitalized software	(7)	(7)
Purchases of property and equipment	(6)	(2)
Purchases of securities available-for-sale and other	(779)	(577)
Proceeds from maturities and redemption of securities available-for-sale	808	1,101
Proceeds from sales of securities available-for-sale and other	2	61
Payments for business acquisitions, net of cash acquired	(56)	(22)
Net cash provided by (used in) investing activities	(38)	554
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(40)	(671)
Taxes paid related to net share settlement of equity awards	(80)	—
Payments for warrants related to convertible senior notes	—	(4)
Proceeds from stock option exercises	9	8
Proceeds from shares issued in connection with employee stock purchase plan	24	26
Net cash used in financing activities	(87)	(641)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	2
Net increase in cash, cash equivalents and restricted cash	180	97
Cash, cash equivalents and restricted cash at beginning of period	342	271
Cash, cash equivalents and restricted cash at end of period	$522	$368

Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	22	24
Non-cash activities:
Benefit from exercise of hedges related to convertible senior notes	—	2
Operating lease right-of-use assets exchanged for lease liabilities	9	5

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$515	$356
Restricted cash, current included in prepaid expenses and other current assets	1	5
Restricted cash, noncurrent included in other assets	6	7
Total cash, cash equivalents and restricted cash	$522	$368

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
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt this guidance in fiscal 2026.
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
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2024	$24
Restructuring charges	—
Cash payments	(24)
Balance as of July 31, 2024	$—
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of July 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$319	$—	$—	$319
Certificates of deposit (Level 2)	23	—	—	23
Total cash equivalents	342	—	—	342
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,679	2	(1)	1,680
Corporate debt securities	118	—	—	118
Certificates of deposit	45	—	—	45
Total short-term investments	1,842	2	(1)	1,843
Total	$2,184	$2	$(1)	$2,185

	As of January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$151	$—	$—	$151
Total cash equivalents	151	—	—	151
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,782	3	(1)	1,784
Corporate debt securities	43	—	—	43
Certificates of deposit	41	—	—	41
Total short-term investments	1,866	3	(1)	1,868
Total	$2,017	$3	$(1)	$2,019

The following table presents the contractual maturities of the Company’s short-term investments:

	As of July 31, 2024
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,346	$1,346
Due between one to five years	496	497
Total	$1,842	$1,843
Interest receivable of $23 million and $20 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company had 53 and 41 short-term investments in unrealized loss positions as of July 31, 2024 and January 31, 2024, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of July 31, 2024 and January 31, 2024.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of July 31, 2024 and January 31, 2024, the balance of strategic investments was $29 million and $26 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $33 million and $40 million in the three months ended July 31, 2024 and 2023, respectively, and $59 million and $65 million for the six months ended July 31, 2024 and 2023, respectively.
Amortization of contract costs totaled $32 million and $26 million for the three months ended July 31, 2024 and 2023, respectively, and $62 million and $49 million for the six months ended July 31, 2024 and 2023, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $578 million and $490 million, respectively, and $1,008 million and $850 million in the six months ended July 31, 2024 and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,505 million as of July 31, 2024. Of this amount, the Company expects to recognize revenue of approximately $1,995 million, or 57%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of July 31, 2024 were not material.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs.
During the three and six months ended July 31, 2024, the Company repurchased $43 million principal amount of the 2026 Notes for $40 million in cash, resulting in a gain on early extinguishment of debt of $3 million.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended July 31, 2023, the Company repurchased $142 million principal amount of the 2025 Notes for $130 million in cash and $242 million principal amount of the 2026 Notes for $209 million in cash, resulting in a gain on early extinguishment of debt of $42 million.
During the six months ended July 31, 2023, the Company repurchased $508 million principal amount of the 2025 Notes for $462 million in cash, and $242 million principal amount of the 2026 Notes for $209 million in cash, resulting in a gain on early extinguishment of debt of $73 million.
The net carrying amount of the Notes consisted of the following:

	As of July 31, 2024	As of January 31, 2024
	(dollars in millions)
2025 Notes:
Principal	$552	$552
Less: unamortized debt issuance costs	(2)	(3)
Net carrying amount	$550	$549
2026 Notes:
Principal	$565	$608
Less: unamortized debt issuance costs	(2)	(3)
Net carrying amount	$563	$605
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of July 31, 2024
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$552	$522
2026 Notes	$565	$518
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $7 million were issued and outstanding as of July 31, 2024 and January 31, 2024. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit sought an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On February 5, 2024, the court granted the plaintiffs’ unopposed motion for class certification. On May 28, 2024, the parties entered into a stipulation of settlement, subject to court approval (the “Stipulation”). Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company agreed to pay and/or to cause its insurance carriers to pay a total of $60 million, which is covered through a combination of the Company’s Director & Officer ("D&O") insurance and the balance of the Company’s $10 million retention on the primary D&O policy. On July 19, 2024, the court granted preliminary approval of the Stipulation, ordered that notice be disseminated to the settlement class, and set a final settlement approval hearing for November 8, 2024. The Stipulation does not constitute an admission of fault or wrongdoing by the Company or its executives, and remains subject to final approval by the court and certain other conditions. The Company recognized a liability, which is included in Accrued expenses and other current liabilities on its condensed consolidated balance sheets as of April 30, 2024, in the amount of $60 million which represents the Company's gross obligation to settle claims under the Stipulation. A corresponding receivable was recognized, which is included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, which represents the insurance proceeds the Company is entitled to under its D&O insurance policies that will be paid by the Company’s insurers to settle claims on its behalf.
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
On July 1, 2024, another shareholder filed a substantially similar derivative lawsuit in the Court of Chancery for the State of Delaware against certain of the Company’s current and former executive officers and directors, captioned Grimaldi v. McKinnon, et al., C.A. No. 2024-0685-PAF. On July 19, 2024, the court entered a stipulated order whereby the defendants agreed to accept service and to stay the derivative action through final approval of the settlement in the securities class action lawsuit.
While the Company and defendants have agreed to a settlement in the securities class action litigation, due to the stage of the related derivative lawsuits, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(dollars in millions)
Cost of revenue
Subscription	$22	$21	$41	$37
Professional services and other	3	4	6	8
Research and development	56	74	119	142
Sales and marketing	36	41	66	79
General and administrative	31	45	67	85
Total	$148	$185	$299	$351
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of July 31, 2024:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$931	2.1 years
Unvested RSAs	18	2.6 years
Unvested stock options	6	0.5 years
ESPP	18	0.7 years
Total	$973

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
10. Income Taxes
For the three and six months ended July 31, 2024, the Company recorded a provision for (benefit from) income taxes of $(17) million and $1 million on pretax income of $12 million and pretax loss of $10 million, respectively. The effective tax rate for the three and six months ended July 31, 2024 was approximately (158.8)% and (2.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, the tax impacts of the Spera Cybersecurity, Inc. and its subsidiary (collectively, “Spera”) integration, and U.S. federal and state taxes.
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
The Tax Cuts and Jobs Act enacted on December 22, 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental ("R&E") expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company's fiscal 2023. As a result, the Company has been utilizing its federal and state tax attributes and incurring cash taxes due to this provision since fiscal 2023.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Net Income (Loss) Per Share
The Company computes net income (loss) per share of common stock in conformity with the two-class method required for participating securities.The dilutive effect of potentially dilutive common shares included in diluted earnings per share is determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$28	$1	$(106)	$(5)	$(10)	$(1)	$(220)	$(10)
Denominator:
Weighted-average shares outstanding, basic	161,310	7,302	155,455	7,300	160,749	7,296	154,751	7,300
Net income (loss) per share, basic	$0.18	$0.18	$(0.68)	$(0.68)	$(0.06)	$(0.06)	$(1.42)	$(1.42)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$28	$1	$(106)	$(5)	$(10)	$(1)	$(220)	$(10)
Interest and other	(3)	—	—	—	—	—	—	—
Reallocation of net income as result of assumed conversion of Class B to Class A common shares	1	—	—	—	—	—	—	—
Net income (loss), diluted	$26	$1	$(106)	$(5)	$(10)	$(1)	$(220)	$(10)
Denominator:
Number of shares used in basic calculation	161,310	7,302	155,455	7,300	160,749	7,296	154,751	7,300
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,289	3,436	—	—	—	—	—	—
Convertible senior notes	106	—	—	—	—	—	—	—
Assumed conversion of Class B to Class A common shares	10,738	—	—	—	—	—	—	—
Number of shares used in diluted calculation	174,443	10,738	155,455	7,300	160,749	7,296	154,751	7,300
Net income (loss) per share, diluted	$0.15	$0.12	$(0.68)	$(0.68)	$(0.06)	$(0.06)	$(1.42)	$(1.42)
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(shares in thousands)
Employee share-based awards	3,021	18,320	15,506	18,320
Convertible senior notes	5,292	7,085	5,292	7,085
Total	8,313	25,405	20,798	25,405
The Company entered into capped call transactions in connection with the issuance of the convertible senior notes. The effect of the capped calls was also excluded from the calculation of diluted net income per share as the effect of the capped calls would have been anti-dilutive.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Business Combinations
On February 1, 2024, the Company acquired all of the outstanding equity of Spera, an identity security platform provider. The acquisition of Spera is expected to broaden the Company's identity threat detection and security posture management capabilities. The Spera acquisition was accounted for as a business combination.
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
The Company preliminarily recorded $18 million for developed technology intangible assets with an estimated useful life of 5 years and preliminarily recorded $42 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Spera’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income based taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition.
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
As of July 31, 2024, more than 19,300 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2024, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the six months ended July 31, 2024. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions where we operate. The difference between our effective tax rate and the federal statutory rate is primarily due to a valuation allowance against U.S. deferred tax assets, the tax effect of foreign operations and state taxes. We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and enacted tax laws. The timing and mix of actual results compared to forecasted results may impact the timing of recognition of our provision for (benefit from) income taxes.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(dollars in millions)
Revenue:
Subscription	$632	$542	$1,235	$1,045
Professional services and other	14	14	28	29
Total revenue	646	556	1,263	1,074
Cost of revenue:
Subscription(1)	137	128	267	250
Professional services and other(1)	18	21	36	41
Total cost of revenue	155	149	303	291
Gross profit	491	407	960	783
Operating expenses:
Research and development(1)	164	172	327	335
Sales and marketing(1)	238	261	474	517
General and administrative(1)	108	119	225	229
Restructuring and other charges	—	17	—	24
Total operating expenses	510	569	1,026	1,105
Operating loss	(19)	(162)	(66)	(322)
Interest expense	(1)	(2)	(3)	(5)
Interest income and other, net	29	18	56	35
Gain on early extinguishment of debt	3	42	3	73
Interest and other, net	31	58	56	103
Income (loss) before provision for (benefit from) income taxes	12	(104)	(10)	(219)
Provision for (benefit from) income taxes	(17)	7	1	11
Net income (loss)	$29	$(111)	$(11)	$(230)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(dollars in millions)
Cost of subscription revenue	$22	$21	$41	$37
Cost of professional services and other revenue	3	4	6	8
Research and development	56	74	119	142
Sales and marketing	36	41	66	79
General and administrative	31	45	67	85
Total stock-based compensation expense	$148	$185	$299	$351

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	98%	97%	98%	97%
Professional services and other	2	3	2	3
Total revenue	100	100	100	100
Cost of revenue
Subscription	21	23	21	23
Professional services and other	3	4	3	4
Total cost of revenue	24	27	24	27
Gross profit	76	73	76	73
Operating expenses
Research and development	25	31	25	31
Sales and marketing	37	47	38	48
General and administrative	17	21	18	21
Restructuring and other charges	—	3	—	3
Total operating expenses	79	102	81	103
Operating loss	(3)	(29)	(5)	(30)
Interest expense	—	—	—	—
Interest income and other, net	4	2	4	3
Gain on early extinguishment of debt	1	8	—	7
Interest and other, net	5	10	4	10
Income (loss) before provision for (benefit from) income taxes	2	(19)	(1)	(20)
Provision for (benefit from) income taxes	(3)	1	—	1
Net income (loss)	5%	(20)%	(1)%	(21)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Six Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$632	$542	$90	17%
Professional services and other	14	14	—	(3)
Total revenue	$646	$556	$90	16
Percentage of revenue:
Subscription	98%	97%
Professional services and other	2	3
Total	100%	100%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,235	$1,045	$190	18%
Professional services and other	28	29	(1)	(3)
Total revenue	$1,263	$1,074	$189	18
Percentage of revenue:
Subscription	98%	97%
Professional services and other	2	3
Total	100%	100%
Three and six months ended
For the three and six months ended July 31, 2024, the increase in subscription revenue was primarily due to an increase in users and sales of additional products to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 110% as of July 31, 2024 and an increase in the number of customers as detailed in our Key Business Metrics.
For the three and six months ended July 31, 2024, professional services and other revenue was relatively flat.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$137	$128	$9	8%
Professional services and other	18	21	(3)	(15)
Total cost of revenue	$155	$149	$6	5
Gross profit	$491	$407	$84	20
Gross margin:
Subscription	78%	77%
Professional services and other	(31)	(49)
Total gross margin	76	73

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$267	$250	$17	7%
Professional services and other	36	41	(5)	(13)
Total cost of revenue	$303	$291	$12	4
Gross profit	$960	$783	$177	23
Gross margin:
Subscription	78%	76%
Professional services and other	(28)	(43)
Total gross margin	76	73
Three months ended
For the three months ended July 31, 2024, cost of subscription revenue increased primarily due to an increase of $4 million in employee compensation costs and an increase of $3 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue improved to 78% from 77% for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the three months ended July 31, 2024, cost of professional services and other revenue decreased due to a reduction in employee compensation costs due to lower headcount.
Our gross margin for professional services and other revenue improved to (31)% for the three months ended July 31, 2024 compared to (49)% for the three months ended July 31, 2023 due to a decrease in cost of professional services and other revenue.
Six months ended
For the six months ended July 31, 2024, cost of subscription revenue increased primarily due to an increase of $5 million in employee compensation costs, an increase of $4 million in third-party hosting costs as we expanded capacity to support our growth, an increase of $3 million in software license costs and an increase in consulting costs of $3 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue improved to 78% from 76% for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the six months ended July 31, 2024, cost of professional services and other revenue decreased due to a reduction in employee compensation costs due to lower headcount.
Our gross margin for professional services and other revenue improved to (28)% for the six months ended July 31, 2024 compared to (43)% for the six months ended July 31, 2023 due to a decrease in cost of professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$164	$172	$(8)	(5)%
Percentage of revenue	25%	31%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$327	$335	$(8)	(3)%
Percentage of revenue	25%	31%
Three months ended
For the three months ended July 31, 2024, research and development expenses decreased due to a reduction in stock-based compensation expense of $19 million, partially offset by higher costs in payroll of $3 million, company events of $2 million and hosting fees of $2 million.
Six months ended
For the six months ended July 31, 2024, research and development expenses decreased due to a reduction in stock-based compensation expense of $24 million, partially offset by higher costs in payroll of $7 million and hosting fees of $3 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Sales and Marketing Expenses

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$238	$261	$(23)	(9)%
Percentage of revenue	37%	47%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$474	$517	$(43)	(8)%
Percentage of revenue	38%	48%
Three and six months ended
For the three and six months ended July 31, 2024, sales and marketing expenses decreased primarily due to a reduction in employee compensation costs, driven by lower stock-based compensation expense and lower headcount. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$108	$119	$(11)	(9)%
Percentage of revenue	17%	21%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$225	$229	$(4)	(2)%
Percentage of revenue	18%	21%
Three months ended
For the three months ended July 31, 2024, general and administrative expenses decreased due to a reduction in stock-based compensation expense of $13 million. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Six months ended
For the six months ended July 31, 2024, general and administrative expenses decreased due to a reduction in stock-based compensation expense of $16 million, partially offset by an increase in consulting costs of $6 million and a $6 million increase in charitable contributions. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$—	$17	$(17)	(100)%
Percentage of revenue	—%	3%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$—	$24	$(24)	(100)%
Percentage of revenue	—%	3%
Three and six months ended
For the three and six months ended July 31, 2024, we did not incur any restructuring and other charges compared to lease impairment charges incurred in the six months ended July 31, 2023.
Interest and Other, Net

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(2)	$1	(34)%
Interest income and other, net	29	18	11	62
Gain on early extinguishment of debt	3	42	(39)	(92)
Interest and other, net	$31	$58	$(27)	(47)

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(3)	$(5)	$2	(40)%
Interest income and other, net	56	35	21	60
Gain on early extinguishment of debt	3	73	(70)	(95)
Interest and other, net	$56	$103	$(47)	(46)
Three and six months ended
For the three and six months ended July 31, 2024, interest and other, net decreased primarily due to a decrease in gains on early extinguishment of debt related to repurchases of the convertible senior notes offset by an increase in interest income from our short-term investments.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$(17)	$7	$(24)	(372)%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$1	$11	$(10)	(98)%
Three and six months ended
For the three and six months ended July 31, 2024, our provision for (benefit from) income taxes decreased by $24 million and $10 million, respectively. This decrease is related to the proportion of pre-tax losses recognized in the six months ended July 31, 2024 relative to the forecasted pre-tax income for the full fiscal year 2025.
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
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance released is uncertain. As of July 31, 2024, we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2024	2023
	(dollars in millions)
Number of customers	19,300	18,400
Customers with annual contract value ("ACV") above $100,000	4,620	4,205
Dollar-based net retention rate for the trailing 12 months ended	110%	115%
Current remaining performance obligations	$1,995	$1,772
Remaining performance obligations	$3,505	$3,027

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of July 31, 2024, we had over 19,300 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,620 and 4,205 as of July 31, 2024 and 2023, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of July 31, 2024, compared to July 31, 2023, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,358 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows.
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
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. Our 2025 Notes will be classified as current as of the end of the third quarter of fiscal 2025.
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
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During the six months ended July 31, 2024, we repurchased $43 million principal amount of the 2026 Notes for $40 million in cash, which resulted in a gain on early extinguishment of debt of $3 million. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. The 2025 Capped Calls and 2026 Capped Calls remained outstanding notwithstanding such repurchase. We may, however, elect to terminate the 2025 Capped Calls or 2026 Capped Calls, in full or in part. In connection with any such termination, the option counterparties or their respective affiliates are expected to modify their hedge positions, which activity could affect the market price of our Class A common stock or the trading price of the Notes that remain outstanding. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information.

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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2024, we had deferred revenue of $1,415 million, of which $1,394 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2024	2023
	(dollars in millions)
Net cash provided by operating activities	$305	$182
Net cash provided by (used in) investing activities	(38)	554
Net cash used in financing activities	(87)	(641)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	2
Net increase in cash, cash equivalents and restricted cash	$180	$97
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the six months ended July 31, 2024, cash provided by operating activities was $305 million, an increase of $123 million compared to the six months ended July 31, 2023. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the six months ended July 31, 2024, cash used in investing activities was $38 million compared to cash provided by investing activities of $554 million during the six months ended July 31, 2023. The change was

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
primarily attributable to a decrease in proceeds from maturities and sales of available-for-sale securities and an increase in payments for business acquisitions and purchases of securities available-for-sale and other.
Financing Activities
During the six months ended July 31, 2024, cash used in financing activities was $87 million compared to cash used in financing activities of $641 million during the six months ended July 31, 2023. The change was primarily attributable to higher volume of payments made for repurchases of the Notes during the six months ended July 31, 2023.
Material Cash Requirements
Except for the debt extinguishment discussed in Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this report, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the six months ended July 31, 2024 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2024 and 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,358 million as of July 31, 2024, of which $2,185 million was invested in U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of July 31, 2024, $552 million principal amount of the 2025 Notes remain outstanding.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of July 31, 2024, $565 million principal amount of the 2026 Notes remain outstanding.
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
•We have a history of losses, and we may incur losses in the future.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 39.4% of the voting power of our capital stock as of July 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from 5,776 employees as of July 31, 2022 to 5,938 employees as of July 31, 2024. In order to manage our growth and better align our organizational structure and resources with our business priorities, we may undertake restructuring plans from time to time. For example, during the first quarter of each of fiscal 2024 and fiscal 2025, we announced separate world-wide restructuring plans intended to reduce operating expenses and improve profitability that involved a reduction of our workforce by approximately 300 and 400 full-time employees, respectively. We have in the past encountered, and may in the future encounter, challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.
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
We have a history of losses, and we may incur losses in the future.
While we achieved profitability for the quarter ended July 31, 2024, we have incurred significant net losses in each year since our inception, including net losses of $848 million, $815 million and $355 million in fiscal 2022, 2023 and 2024, respectively. Our operating expenses could increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. If our revenue does not increase to offset these increases in our operating expenses, we will not continue to be profitable in future periods. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
To continue to grow our business, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, or with the same or a greater number of users. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth rates in the future. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Our customer retention and expansion has, in the past, and may, in the future, decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our product support, our prices and pricing plans, particularly in light of macroeconomic conditions, the inflation and interest rate environment and increased costs, the prices of competing software products, reductions in our customers’ spending levels, user adoption of our platform, deployment success, negative sentiment stemming from cybersecurity incidents, utilization rates by our customers, new product releases and changes to the packaging of our product offerings. If our customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations. Furthermore, if our contractual subscription terms were to shorten it could lead to increased volatility of, and diminished visibility into, future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline from existing customers, our revenue and revenue growth may decline, and our business will suffer.
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
Increased attention to climate change; diversity, equity and inclusion; and other ESG issues, as well as societal expectations regarding voluntary ESG initiatives and disclosures, may result in increased costs (including but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.

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
We may face particular privacy, data security and data protection risks in Europe due to stringent data protection and privacy laws and increased scrutiny over E.U.-U.S. data transfers.
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
The number of people who access the internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past several years and is expected to continue to increase. While we have created mobile applications and mobile versions of our products that are accessible on third-party application stores. If these mobile applications and products do not perform well, our business may suffer. Third-party application stores may also impose new requirements, including, for example, updates to their terms of access or policies on how we or our channel partners must collect, use, and share data. Compliance with any such requirements could be costly or burdensome, and could prevent us from timely updating our current products or uploading new products. If we fail to comply with these requirements, we could lose access to, or be required to remove our products from, third-party application stores.
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
Errors, failures, vulnerabilities or bugs have, in the past and may, in the future, occur in our products, especially when updates are deployed or new products are rolled out, maintenance patches are applied, or infrastructure, architectural or configuration changes are made. In the past, such issues have caused outages for our customers. Our platform is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our products. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities or bugs in our products, or delays in or difficulties implementing our product releases, could result in: negative publicity; loss, compromise, corruption or other unavailability of customer data; disruptions to our or our customers’ products, systems, networks, and operations; loss of business; loss of or delay in market acceptance of our products; a decrease in customer satisfaction or adoption rates; loss of competitive position; or claims by customers for losses sustained by them, all of which could harm our business, results of operations, and financial condition.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and artificial intelligence (“AI”) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the Artificial Intelligence Act establishes obligations for providers of AI based on the type of AI and its potential risks to society. Additionally, in the United States, California recently introduced a law requiring disclosure of chatbot functionality. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our service or could limit our customers’ ability to implement our service in those countries. These laws and regulations may change frequently in response to evolving international issues. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from August 1, 2023 through July 31, 2024, the trading price of our Class A common stock has ranged from $65.04 per share to $114.50 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 39.4% of the voting power of our capital stock as of July 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 31, 2024, our directors, executive officers and their affiliates held in the aggregate 39.4% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of July 31, 2024 and RSUs that are releasable within 60 days of July 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of July 31, 2024, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through July 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On July 15, 2024, Jon Addison, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement (the “Addison 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1(c)”). The Addison 10b5-1 Plan provides for the sale of up to 9,850 shares of our Class A common stock, commencing on October 14, 2024 and continuing until all shares are sold or until January 15, 2025, whichever occurs first.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws, as adopted on June 20, 2024.	Exhibit 3.1 to Form 8-K filed on June 24, 2024
10.1#	Amended and Restated Outside Director Compensation Policy, effective as of April 24, 2024.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

August 29, 2024	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer