Form 10-Q
period 2024-10-31
Okta, Inc.
filed 2024-12-04
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 29, 2024, the number of shares of registrant’s Class A common stock outstanding was 163,604,690 and the number of shares of the registrant’s Class B common stock outstanding was 7,750,173.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about: our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses; the impact of general economic, market and industry conditions, including geopolitical events, economic downturns or recessions, market volatility, inflation and interest rates, and foreign currency fluctuations; trends in our key business metrics; our growth strategy and ability to compete; the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs; market or other opportunities arising from business combinations; potential impacts of cybersecurity incidents to our reputation, customer relations and financial results; our ability to detect, minimize or prevent security breaches to our internal systems and platform; our ability to maintain the security and service performance of our and our third-party service providers’ systems or data, or our customers’ data; our ability to increase our number of new customers; our ability to sell additional products to and retain our existing customers; our ability to successfully expand our marketing and sales capabilities, including further specializing our sales force; our ability to effectively sustain or manage our revenue growth and profitability; our ability to expand our product sales by promoting our brand and engaging channel partners; our ability to partner with third-party software vendors and system integrators; the ability of our products to effectively integrate with third-party systems and technologies; uncertainties or issues relating to artificial intelligence that may impact our products, tools and services; our ability to adequately fund research and development and introduce new products, enhance existing products and address new use cases; our ability to expand our international business operations and product sales; our ability to maintain and protect our proprietary rights and intellectual property; our ability to comply with modified or new laws, regulations and industry standards; the attraction and retention of qualified employees and key personnel; the impact of recent accounting pronouncements on our financial statements; our ability to successfully defend litigation or other claims brought against us; our ability to successfully identify, integrate, and/or realize the benefits of strategic acquisitions or investments; and the intent of our executive officers to hold their shares of Class B common stock. These forward-looking statements are made as of the date they were first issued and are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	October 31, 2024	January 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$310	$334
Short-term investments	1,938	1,868
Accounts receivable, net of allowances of $6 and $6, respectively	463	559
Deferred commissions	127	113
Prepaid expenses and other current assets	165	106
Total current assets	3,003	2,980
Property and equipment, net	46	48
Operating lease right-of-use assets	79	83
Deferred commissions, noncurrent	230	242
Intangible assets, net	151	182
Goodwill	5,448	5,406
Other assets	53	48
Total assets	$9,010	$8,989
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12	$12
Accrued expenses and other current liabilities	151	115
Accrued compensation	147	167
Convertible senior notes, net	509	—
Deferred revenue	1,415	1,488
Total current liabilities	2,234	1,782
Convertible senior notes, net, noncurrent	349	1,154
Operating lease liabilities, noncurrent	102	112
Deferred revenue, noncurrent	25	23
Other liabilities, noncurrent	35	30
Total liabilities	2,745	3,101
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2024 and January 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 163,602 and 159,835 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,750 and 7,291 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	9,093	8,724
Accumulated other comprehensive loss	(3)	(6)
Accumulated deficit	(2,825)	(2,830)
Total stockholders’ equity	6,265	5,888
Total liabilities and stockholders' equity	$9,010	$8,989
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	$651	$569	$1,886	$1,614
Professional services and other	14	15	42	44
Total revenue	665	584	1,928	1,658
Cost of revenue:
Subscription	140	126	407	376
Professional services and other	17	19	53	60
Total cost of revenue	157	145	460	436
Gross profit	508	439	1,468	1,222
Operating expenses:
Research and development	158	165	485	500
Sales and marketing	256	270	730	787
General and administrative	110	111	335	340
Restructuring and other charges	—	4	—	28
Total operating expenses	524	550	1,550	1,655
Operating loss	(16)	(111)	(82)	(433)
Interest expense	(1)	(2)	(4)	(7)
Interest income and other, net	26	21	82	56
Gain on early extinguishment of debt	16	18	19	91
Interest and other, net	41	37	97	140
Income (loss) before provision for income taxes	25	(74)	15	(293)
Provision for income taxes	9	7	10	18
Net income (loss)	$16	$(81)	$5	$(311)

Net income (loss) per share, basic	$0.09	$(0.49)	$0.03	$(1.91)
Net income (loss) per share, diluted	$0.00	$(0.49)	$(0.08)	$(1.91)

Weighted-average shares used to compute net income (loss) per share, basic	170,217	164,381	168,775	162,836
Weighted-average shares used to compute net income (loss) per share, diluted	170,673	164,381	169,768	162,836

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$16	$(81)	$5	$(311)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	2	5	1	19
Foreign currency translation adjustments	2	(9)	2	(4)
Other comprehensive income (loss)	4	(4)	3	15
Comprehensive income (loss)	$20	$(85)	$8	$(296)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three and Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	—	7,291	—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	—	7,291	—	8,840	(17)	(2,870)	5,953
Issuance of common stock	1,470	—	172	—	31	—	—	31
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(40)	—	—	(40)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—
Stock-based compensation	—	—	—	—	150	—	—	150
Other comprehensive income	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	29	29
Balances as of July 31, 2024	162,397	—	7,448	—	8,981	(7)	(2,841)	6,133
Issuance of common stock	1,205	—	302	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	135	—	—	135
Other comprehensive income	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	16	16
Balances as of October 31, 2024	163,602	—	7,750	—	$9,093	$(3)	$(2,825)	$6,265

	Three and Nine Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	154,009	—	7,300	—	$7,974	$(33)	$(2,475)	$5,466
Issuance of common stock	1,068	—	—	—	8	—	—	8
Proceeds from hedges related to convertible senior notes	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(119)	(119)
Balances as of April 30, 2023	155,044	—	7,300	—	8,148	(20)	(2,594)	5,534
Issuance of common stock	1,696	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	186	—	—	186
Settlement of warrants	—	—	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(111)	(111)
Balances as of July 31, 2023	156,740	—	7,300	—	8,359	(14)	(2,705)	5,640
Issuance of common stock	1,284	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	175	—	—	175
Settlement of warrants	—	—	—	—	(3)	—	—	(3)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(81)	(81)
Balances as of October 31, 2023	158,024	—	7,300	—	$8,534	$(18)	$(2,786)	$5,730
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5	$(311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	434	523
Depreciation, amortization and accretion	64	64
Amortization of deferred commissions	95	76
Deferred income taxes	(2)	4
Lease impairment charges	—	25
Gain on early extinguishment of debt	(19)	(91)
Other, net	8	9
Changes in operating assets and liabilities:
Accounts receivable	94	61
Deferred commissions	(97)	(102)
Prepaid expenses and other assets	(60)	(1)
Operating lease right-of-use assets	16	18
Accounts payable	(1)	(1)
Accrued compensation	(21)	70
Accrued expenses and other liabilities	44	9
Operating lease liabilities	(26)	(29)
Deferred revenue	(70)	14
Net cash provided by operating activities	464	338
Cash flows from investing activities:
Capitalized software	(11)	(10)
Purchases of property and equipment	(7)	(5)
Purchases of securities available-for-sale and other	(1,253)	(1,151)
Proceeds from maturities and redemption of securities available-for-sale	1,187	1,702
Proceeds from sales of securities available-for-sale and other	3	61
Purchases of intangible assets	—	(1)
Payments for business acquisitions, net of cash acquired	(56)	(22)
Net cash provided by (used in) investing activities	(137)	574
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	(280)	(803)
Taxes paid related to net share settlement of equity awards	(113)	—
Payments for warrants related to convertible senior notes	—	(7)
Proceeds from stock option exercises	17	10
Proceeds from shares issued in connection with employee stock purchase plan	24	26
Net cash used in financing activities	(352)	(774)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24)	137
Cash, cash equivalents and restricted cash at beginning of period	342	271
Cash, cash equivalents and restricted cash at end of period	$318	$408
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	31	34
Non-cash activities:
Benefit from exercise of hedges related to convertible senior notes	—	2
Operating lease right-of-use assets exchanged for lease liabilities	9	11

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$310	$400
Restricted cash, current included in prepaid expenses and other current assets	2	2
Restricted cash, noncurrent included in other assets	6	6
Total cash, cash equivalents and restricted cash	$318	$408

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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company plans to adopt this guidance in fiscal 2025 and does not expect a material impact to its consolidated financial statements.
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt this guidance in fiscal 2026 and expects the adoption of the updated guidance to result in disclosure of additional disaggregated tax information.
In November 2024, the FASB issued guidance requiring the disclosure, in the notes to financial statements, of specified disaggregated income statement expense information. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance.
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
The following table summarizes the Company’s restructuring liability related to the 2024 Restructuring Plan that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2024	$24
Restructuring charges	—
Cash payments	(24)
Balance as of October 31, 2024	$—
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the amortized cost, unrealized gain (loss) and estimated fair value of cash equivalents and short-term investments:

	As of October 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$162	$—	$—	$162
Certificates of deposit (Level 2)	23	—	—	23
Total cash equivalents	185	—	—	185
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,646	3	(1)	1,648
Corporate debt securities	254	1	—	255
Certificates of deposit	35	—	—	35
Total short-term investments	1,935	4	(1)	1,938
Total	$2,120	$4	$(1)	$2,123

	As of January 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in millions)
Level 1:
Cash equivalents:
Money market funds	$151	$—	$—	$151
Total cash equivalents	151	—	—	151
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,782	3	(1)	1,784
Corporate debt securities	43	—	—	43
Certificates of deposit	41	—	—	41
Total short-term investments	1,866	3	(1)	1,868
Total	$2,017	$3	$(1)	$2,019

The following table presents the contractual maturities of the Company’s short-term investments:

	As of October 31, 2024
	Amortized Cost	Estimated Fair Value
	(dollars in millions)
Due within one year	$1,422	$1,424
Due between one to five years	513	514
Total	$1,935	$1,938
Interest receivable of $22 million and $20 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company had 33 and 41 short-term investments in unrealized loss positions as of October 31, 2024 and January 31, 2024, respectively.
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. There were no material credit or non-credit related impairments for short-term investments as of October 31, 2024 and January 31, 2024.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. As of October 31, 2024 and January 31, 2024, the balance of strategic investments was $31 million and $26 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $37 million in each of the three months ended October 31, 2024 and 2023, and $97 million and $102 million for the nine months ended October 31, 2024 and 2023, respectively.
Amortization of contract costs totaled $33 million and $27 million for the three months ended October 31, 2024 and 2023, respectively, and $95 million and $76 million for the nine months ended October 31, 2024 and 2023, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $597 million and $519 million, respectively, and $1,312 million and $1,114 million in the nine months ended October 31, 2024 and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $3,659 million as of October 31, 2024. Of this amount, the Company expects to recognize revenue of approximately $2,062 million, or 56%, over the next 12 months, with the balance to be recognized as revenue thereafter. Remaining performance obligations for professional services and other contracts as of October 31, 2024 were not material.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs. As of October 31, 2024, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended October 31, 2024, the Company repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $215 million principal amount of the 2026 Notes for $200 million in cash, resulting in a gain on early extinguishment of debt of $16 million.
During the nine months ended October 31, 2024, the Company repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $258 million principal amount of the 2026 Notes for $240 million in cash, resulting in a gain on early extinguishment of debt of $19 million.
During the three months ended October 31, 2023, the Company repurchased $150 million principal amount of the 2026 Notes for $132 million in cash, resulting in a gain on early extinguishment of debt of $18 million.
During the nine months ended October 31, 2023, the Company repurchased $508 million principal amount of the 2025 Notes for $462 million in cash, and $392 million principal amount of the 2026 Notes for $341 million in cash, resulting in a gain on early extinguishment of debt of $91 million.
The net carrying amount of the Notes consisted of the following:

	As of October 31, 2024	As of January 31, 2024
	(dollars in millions)
2025 Notes:
Principal	$510	$552
Less: unamortized debt issuance costs	(1)	(3)
Net carrying amount	$509	$549
2026 Notes:
Principal	$350	$608
Less: unamortized debt issuance costs	(1)	(3)
Net carrying amount	$349	$605
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of October 31, 2024
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$510	$486
2026 Notes	$350	$324
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $7 million were issued and outstanding as of October 31, 2024 and January 31, 2024. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches, and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit sought an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court issued an order granting in part and denying in part the motion to dismiss. The court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On February 5, 2024, the court granted the plaintiffs’ unopposed motion for class certification. On May 28, 2024, the parties entered into a stipulation of settlement, subject to court approval (the “Stipulation”). Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company agreed to pay and/or to cause its insurance carriers to pay a total of $60 million, which is covered through a combination of the Company’s Director & Officer ("D&O") insurance and the balance of the Company’s $10 million retention on the primary D&O policy. The Stipulation does not constitute an admission of fault or wrongdoing by the Company or its executives. On July 19, 2024, the court granted preliminary approval of the Stipulation, ordered that notice be disseminated to the settlement class, and set a final settlement approval hearing for November 8, 2024. On November 19, 2024, the court granted final approval of the Stipulation. The Company recognized a liability, which is included in Accrued expenses and other current liabilities on its condensed consolidated balance sheets in the amount of $60 million which represents the Company's gross obligation to settle claims under the Stipulation. A corresponding receivable was recognized, which is included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, which represents the insurance proceeds the Company is entitled to under its D&O insurance policies that will be paid by the Company’s insurers to settle claims on its behalf.
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
On July 1, 2024, another shareholder filed a substantially similar derivative lawsuit in the Court of Chancery for the State of Delaware (the “Delaware Chancery Court”) against certain of the Company’s current and former executive officers and directors, captioned Grimaldi v. McKinnon, et al., C.A. No. 2024-0685-PAF (the “Grimaldi Action”). On July 19, 2024, the Delaware Chancery Court entered a stipulated order whereby the defendants agreed to accept service and to stay the derivative action through final approval of the settlement in the securities class action lawsuit.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On October 18, 2024, another shareholder filed a substantially similar derivative lawsuit in the Delaware Chancery Court against certain of the Company’s current and former executive officers and directors, captioned Duprat v. McKinnon, et al., C.A. No. 2024-1072-PAF (the “Duprat Action”). On November 8, 2024, the Delaware Chancery Court entered a stipulated order where the defendants agreed to accept service in the Duprat Action, the Grimaldi Action and the Duprat Action were consolidated, and the consolidated action was stayed pursuant to the terms previously entered in the Grimaldi Action.
While the Company and defendants have agreed to settle the securities class action litigation, due to the stage of the related derivative lawsuits, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(dollars in millions)
Cost of revenue
Subscription	$20	$20	$61	$57
Professional services and other	3	3	9	11
Research and development	49	70	168	212
Sales and marketing	33	40	99	119
General and administrative	30	39	97	124
Total	$135	$172	$434	$523
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of October 31, 2024:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$813	2.0 years
Unvested RSAs	16	2.4 years
Unvested stock options	2	0.3 years
ESPP	13	0.6 years
Total	$844
During the first quarter of fiscal 2025, the Company began funding withholding taxes due upon the vesting of employee RSUs in certain jurisdictions by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs is reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to the Class A and Class B common stockholders.
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
10. Income Taxes
For the three and nine months ended October 31, 2024, the Company recorded a provision for income taxes of $9 million and $10 million on pretax income of $25 million and $15 million, respectively. The effective tax rate for the three and nine months ended October 31, 2024 was approximately 40.4% and 69.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, the tax impacts of the Spera Cybersecurity, Inc. and its subsidiary (collectively, “Spera”) integration, and U.S. federal and state taxes.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Net Income (Loss) Per Share
The Company computes net income (loss) per share of common stock in conformity with the two-class method required for participating securities. The dilutive effect of potentially dilutive common shares included in diluted earnings per share is determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.
The following table presents the calculation of basic and diluted net income (loss) per share. Net income (loss) is reported in millions and rounded from amounts in thousands; as a result, net income (loss) per share may not recalculate exactly due to rounding.

	Three Months Ended October 31,
	2024			2023
	Class A	Class B	Total	Class A	Class B	Total
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$15	$1	$16	$(77)	$(4)	$(81)
Denominator:
Weighted-average shares outstanding, basic	162,681	7,536	170,217	157,081	7,300	164,381
Net income (loss) per share, basic	$0.09	$0.09	$0.09	$(0.49)	$(0.49)	$(0.49)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$15	$1	$16	$(77)	$(4)	$(81)
Gain on extinguishment of debt, net of interest expense[1]	(15)	(1)	(16)	—	—	$—
Net income (loss), diluted	$—	$—	$—	$(77)	$(4)	$(81)
Denominator:
Number of shares used in basic calculation	162,681	7,536	170,217	157,081	7,300	164,381
Weighted-average effect of diluted securities related to:
Convertible senior notes	456	—	456	—	—	—
Number of shares used in diluted calculation	163,137	7,536	170,673	157,081	7,300	164,381
Net income (loss) per share, diluted	$0.00	$0.00	$0.00	$(0.49)	$(0.49)	$(0.49)
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended October 31,
	2024			2023
	Class A	Class B	Total	Class A	Class B	Total
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$5	$—	$5	$(297)	$(14)	$(311)
Denominator:
Weighted-average shares outstanding, basic	161,398	7,377	168,775	155,536	7,300	162,836
Net income (loss) per share, basic	$0.03	$0.03	$0.03	$(1.91)	$(1.91)	$(1.91)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$5	$—	$5	$(297)	$(14)	$(311)
Gain on extinguishment of debt, net of interest expense[1]	(17)	(1)	(18)	—	—	$—
Net income (loss), diluted	$(12)	$(1)	$(13)	$(297)	$(14)	$(311)
Denominator:
Number of shares used in basic calculation	161,398	7,377	168,775	155,536	7,300	162,836
Weighted-average effect of diluted securities related to:
Convertible senior notes	993	—	993	—	—	—
Number of shares used in diluted calculation	162,391	7,377	169,768	155,536	7,300	162,836
Net income (loss) per share, diluted	$(0.08)	$(0.08)	$(0.08)	$(1.91)	$(1.91)	$(1.91)
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(shares in thousands)
Employee share-based awards	13,444	16,731	13,444	16,731
Convertible senior notes	4,170	6,102	4,170	6,102
Total	17,614	22,833	17,614	22,833
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income based taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition.
The Company entered into revesting agreements with Spera’s founders pursuant to which 238,795 additional shares of Okta’s Class A common stock were issued as of the closing date which vest over three years. The $20 million fair value of the unvested restricted stock award is attributable to a post-combination service condition and will be accounted for by the Company separately from the business combination as stock-based compensation expense.
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
As of October 31, 2024, more than 19,450 customers across nearly every industry used Okta to secure and manage identities around the world. Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of October 31, 2024, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the nine months ended October 31, 2024. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(dollars in millions)
Revenue:
Subscription	$651	$569	$1,886	$1,614
Professional services and other	14	15	42	44
Total revenue	665	584	1,928	1,658
Cost of revenue:
Subscription(1)	140	126	407	376
Professional services and other(1)	17	19	53	60
Total cost of revenue	157	145	460	436
Gross profit	508	439	1,468	1,222
Operating expenses:
Research and development(1)	158	165	485	500
Sales and marketing(1)	256	270	730	787
General and administrative(1)	110	111	335	340
Restructuring and other charges	—	4	—	28
Total operating expenses	524	550	1,550	1,655
Operating loss	(16)	(111)	(82)	(433)
Interest expense	(1)	(2)	(4)	(7)
Interest income and other, net	26	21	82	56
Gain on early extinguishment of debt	16	18	19	91
Interest and other, net	41	37	97	140
Income (loss) before provision for income taxes	25	(74)	15	(293)
Provision for income taxes	9	7	10	18
Net income (loss)	$16	$(81)	$5	$(311)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(dollars in millions)
Cost of subscription revenue	$20	$20	$61	$57
Cost of professional services and other revenue	3	3	9	11
Research and development	49	70	168	212
Sales and marketing	33	40	99	119
General and administrative	30	39	97	124
Total stock-based compensation expense	$135	$172	$434	$523

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	98%	97%	98%	97%
Professional services and other	2	3	2	3
Total revenue	100	100	100	100
Cost of revenue
Subscription	21	22	21	23
Professional services and other	3	3	3	3
Total cost of revenue	24	25	24	26
Gross profit	76	75	76	74
Operating expenses
Research and development	23	28	25	30
Sales and marketing	38	46	38	47
General and administrative	17	19	17	20
Restructuring and other charges	—	1	—	3
Total operating expenses	78	94	80	100
Operating loss	(2)	(19)	(4)	(26)
Interest expense	—	—	—	—
Interest income and other, net	4	4	4	3
Gain on early extinguishment of debt	2	2	1	5
Interest and other, net	6	6	5	8
Income (loss) before provision for income taxes	4	(13)	1	(18)
Provision for income taxes	2	1	1	1
Net income (loss)	2%	(14)%	—%	(19)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Nine Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$651	$569	$82	14%
Professional services and other	14	15	(1)	(10)
Total revenue	$665	$584	$81	14
Percentage of revenue:
Subscription	98%	97%
Professional services and other	2	3
Total	100%	100%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,886	$1,614	$272	17%
Professional services and other	42	44	(2)	(5)
Total revenue	$1,928	$1,658	$270	16
Percentage of revenue:
Subscription	98%	97%
Professional services and other	2	3
Total	100%	100%
Three and nine months ended
For the three and nine months ended October 31, 2024, the increase in subscription revenue was primarily due to an increase in users and sales of additional products to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 108% as of October 31, 2024 and an increase in the number of customers as detailed in our Key Business Metrics.
For the three and nine months ended October 31, 2024, professional services and other revenue was relatively flat.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$140	$126	$14	11%
Professional services and other	17	19	(2)	(11)
Total cost of revenue	$157	$145	$12	8
Gross profit	$508	$439	$69	16
Gross margin:
Subscription	78%	78%
Professional services and other	(23)	(25)
Total gross margin	76	75

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$407	$376	$31	8%
Professional services and other	53	60	(7)	(13)
Total cost of revenue	$460	$436	$24	6
Gross profit	$1,468	$1,222	$246	20
Gross margin:
Subscription	78%	77%
Professional services and other	(26)	(37)
Total gross margin	76	74
Three months ended
For the three months ended October 31, 2024, cost of subscription revenue increased primarily due to an increase of $7 million in employee compensation costs, an increase of $2 million in software costs, and an increase of $2 million in third-party hosting costs as we expanded capacity to support our growth.
Our gross margin for subscription revenue remained flat at 78% for the three months ended October 31, 2024 compared to the three months ended October 31, 2023.
For the three months ended October 31, 2024, cost of professional services and other revenue decreased due to a reduction in employee compensation costs due to lower headcount.
Our gross margin for professional services and other revenue improved to (23)% for the three months ended October 31, 2024 compared to (25)% for the three months ended October 31, 2023 due to a decrease in cost of professional services and other revenue.
Nine months ended
For the nine months ended October 31, 2024, cost of subscription revenue increased primarily due to an increase of $11 million in employee compensation costs, an increase of $6 million in third-party hosting costs as we expanded capacity to support our growth, an increase of $5 million in software license costs and an increase in consulting costs of $4 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue remained relatively flat for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023.
For the nine months ended October 31, 2024, cost of professional services and other revenue decreased due to a reduction in employee compensation costs due to lower headcount.
Our gross margin for professional services and other revenue improved to (26)% for the nine months ended October 31, 2024 compared to (37)% for the nine months ended October 31, 2023 due to a decrease in cost of professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$158	$165	$(7)	(4)%
Percentage of revenue	23%	28%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Research and development	$485	$500	$(15)	(3)%
Percentage of revenue	25%	30%
Three months ended
For the three months ended October 31, 2024, research and development expenses decreased due to a reduction in stock-based compensation expense of $21 million, partially offset by higher costs in payroll of $9 million, and hosting fees and software costs of $2 million.
Nine months ended
For the nine months ended October 31, 2024, research and development expenses decreased due to a reduction in stock-based compensation expense of $44 million, partially offset by higher costs in payroll of $16 million, hosting fees and software costs of $6 million and an increase in consulting costs of $2 million.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$256	$270	$(14)	(5)%
Percentage of revenue	38%	46%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Sales and marketing	$730	$787	$(57)	(7)%
Percentage of revenue	38%	47%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Three and nine months ended
For the three and nine months ended October 31, 2024, sales and marketing expenses decreased primarily due to a reduction in employee compensation costs, driven by lower stock-based compensation expense and lower headcount. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$110	$111	$(1)	(1)%
Percentage of revenue	17%	19%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
General and administrative	$335	$340	$(5)	(1)%
Percentage of revenue	17%	20%
Three months ended
For the three months ended October 31, 2024, general and administrative expenses decreased due to a reduction in stock-based compensation expense of $9 million, offset by an increase in payroll costs of $5 million, and an increase of $4 million in consulting costs. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Nine months ended
For the nine months ended October 31, 2024, general and administrative expenses decreased due to a reduction in stock-based compensation expense of $27 million, partially offset by an increase in consulting costs of $10 million, a $5 million increase in charitable contributions, a $4 million increase in payroll costs, and a $4 million increase in software costs. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$—	$4	$(4)	(100)%
Percentage of revenue	—%	1%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$—	$28	$(28)	(100)%
Percentage of revenue	—%	3%
Three and nine months ended
For the three and nine months ended October 31, 2024, we did not incur any restructuring and other charges compared to the charges incurred in fiscal 2024.
Interest and Other, Net

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(2)	$1	(33)%
Interest income and other, net	26	21	5	28
Gain on early extinguishment of debt	16	18	(2)	(11)
Interest and other, net	$41	$37	$4	13

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Interest expense	$(4)	$(7)	$3	(38)%
Interest income and other, net	82	56	26	48
Gain on early extinguishment of debt	19	91	(72)	(79)
Interest and other, net	$97	$140	$(43)	(31)
Three months ended
For the three months ended October 31, 2024 , interest and other, net remained relatively flat.
Nine months ended
For the nine months ended October 31, 2024, interest and other, net decreased primarily due to a decrease in gains on early extinguishment of debt related to repurchases of the convertible senior notes offset by an increase in interest income from our short-term investments.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Provision for Income Taxes

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$9	$7	$2	54%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$10	$18	$(8)	(40)%
Three months ended
For the three months ended October 31, 2024, our provision for income taxes increased due to higher pre-tax income in fiscal 2025.
Nine months ended
For the nine months ended October 31, 2024, our provision for income taxes decreased primarily due to the proportion of pre-tax income recognized in the nine months ended October 31, 2024 relative to the forecasted pre-tax income for the full fiscal year 2025.
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
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance released is uncertain. As of October 31, 2024, we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of October 31,
	2024	2023
	(dollars in millions)
Number of customers	19,450	18,800
Customers with annual contract value ("ACV") above $100,000	4,705	4,365
Dollar-based net retention rate for the trailing 12 months ended	108%	115%
Current remaining performance obligations	$2,062	$1,826
Remaining performance obligations	$3,659	$3,073

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total Customers and Number of Customers with Annual Contract Value Above $100,000
As of October 31, 2024, we had over 19,450 customers on our platform. We believe that our ability to increase the number of customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of cloud technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 4,705 and 4,365 as of October 31, 2024 and 2023, respectively. We expect this trend to continue as larger enterprises recognize the value of our platform and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platform. For purposes of determining our customer count, we do not include customers that use our platform under self-service arrangements only.
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
Our strong Dollar-Based Net Retention Rate is primarily attributable to gross retention, an expansion of users and upselling additional products within our existing customers. Larger enterprises often implement a limited initial deployment of our platform before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of October 31, 2024, compared to October 31, 2023, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,248 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Historically, we have generated significant operating losses and both positive and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows.
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
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. As of October 31, 2024, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.
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
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During the nine months ended October 31, 2024, we repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $258 million principal amount of the 2026 Notes for $240 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $19 million. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. The 2025 Capped Calls and 2026 Capped Calls remained outstanding notwithstanding such repurchase. We may, however, elect to terminate the 2025 Capped Calls or 2026 Capped Calls, in full or in part. In connection with any such termination, the option counterparties or their respective affiliates are expected to modify their hedge positions, which activity could affect the market price of our Class A common stock or the trading price of the Notes that remain outstanding. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information.

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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2024, we had deferred revenue of $1,440 million, of which $1,415 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2024	2023
	(dollars in millions)
Net cash provided by operating activities	$464	$338
Net cash provided by (used in) investing activities	(137)	574
Net cash used in financing activities	(352)	(774)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24)	$137
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the nine months ended October 31, 2024, cash provided by operating activities was $464 million, an increase of $126 million compared to the nine months ended October 31, 2023. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the nine months ended October 31, 2024, cash used in investing activities was $137 million compared to cash provided by investing activities of $574 million during the nine months ended October 31, 2023. The change

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
was primarily attributable to a decrease in proceeds from maturities and sales of available-for-sale securities and an increase in payments for business acquisitions and purchases of securities available-for-sale and other.
Financing Activities
During the nine months ended October 31, 2024, cash used in financing activities was $352 million, a decrease of $422 million compared to the nine months ended October 31, 2023. The decrease was primarily attributable to lower volume of payments made for repurchases of the Notes offset by the taxes paid related to net share settlement of equity awards during the nine months ended October 31, 2024.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the nine months ended October 31, 2024 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Canada and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2024 and 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,248 million as of October 31, 2024, of which $2,123 million was invested in U.S. treasury securities, money market funds, certificates of deposit and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of October 31, 2024, $510 million principal amount of the 2025 Notes remain outstanding. As of October 31, 2024, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of October 31, 2024, $350 million principal amount of the 2026 Notes remain outstanding.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 38.2% of the voting power of our capital stock as of October 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
We have experienced rapid growth in prior periods. As we continue efforts to expand our business globally, we have faced new macroeconomic conditions, as well as operational and organizational challenges, that make it difficult to forecast our revenue and evaluate our business and future prospects. We have encountered and will continue to encounter risks and uncertainties that growing companies frequently experience in rapidly changing industries and macroeconomic environments, including the risks and uncertainties described in this document. Additionally, the sales cycle for the evaluation and implementation of our platform, which typically extends for multiple months for enterprise deals, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.
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
While we achieved profitability for the quarters ended July 31, 2024 and October 31, 2024, we have incurred significant net losses in each year since our inception, including net losses of $848 million, $815 million and $355 million in fiscal 2022, 2023 and 2024, respectively. Our operating expenses could increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our platform. If our revenue does not increase to offset these increases in our operating expenses, we will not continue to be profitable in future periods. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, increasing competition, any failure to gain or retain channel partners, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations to evolving market demands and customer preferences. We plan to continue to evolve our sales force and engage additional channel partners, both domestically and internationally. Beginning in fiscal 2026, we plan to further specialize our sales force to better align with our customers and evolving market demands, which will require us to invest significant financial and other resources.
Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from further specializing our sales force to better align with our customers and evolving market demands, if we are unable to hire and develop talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing sales personnel. We also may not achieve anticipated revenue growth from our channel partners if we are unable to attract and retain additional motivated channel partners, if any existing or future channel partners fail to successfully market, resell, implement or support our products for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our channel partners also sell or provide integration and administration services for our competitors’ products, and if such channel partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition.
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
Increased attention to climate change, diversity, equity and inclusion, and other ESG issues, as well as societal expectations regarding voluntary ESG initiatives and disclosures, may result in increased costs (including but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.
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
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or degradation of performance. We have experienced in the past, and may experience in the future, disruptions, data loss or corruption, outages, and other performance problems with our infrastructure or service due to a variety of factors. These factors include, for example, infrastructure and functionality changes, human or software errors, capacity constraints, ransomware attacks that encrypt our data and render it inaccessible or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take months, or even years, for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our products become more complex and our user traffic increases. If our platform is unavailable or if our customers are unable to access our products or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platform would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction. Moreover, we depend on services from various third parties to maintain our infrastructure and distribute our products via the internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, including intentionally blocking our internet traffic or all internet traffic, for example at the request of a national government intending to isolate its country’s network, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform’s reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
Increasingly, companies, including Okta, are subject to a wide variety of attacks on their systems and networks on an ongoing basis that threaten the confidentiality, integrity, and availability of our systems and networks. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, software and hardware misconfigurations or other human or technological error, password spraying, social engineering/phishing and denial-of-service attacks, “bugs,” or other vulnerabilities, we and our third-party service providers now also face threats from sophisticated nation-state actors and organized crime groups who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that we and they store and process. For example, like other companies, we have experienced an increase in cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts will increase in future periods. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platform, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected and have not in the past been, and may not in the future be, sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party service providers have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
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
In addition, security breaches impacting our platform have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure or theft of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation (including class action lawsuits), regulatory or governmental audits, investigations and possible liability, increased compliance costs, increased remediation costs, and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, and trigger service availability, indemnification and other contractual obligations. Any or all of the foregoing could materially adversely affect our business, results of operations, reputation and financial condition. For example, our customers have in the past published public criticisms of our security practices in connection with security incidents, and these postings harm our reputation and brand. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, any such breach, including a breach of our customers’ systems, could compromise systems secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise, for example, have become the subject of lawsuits, as discussed in Item 1, “Legal Proceedings” above. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our or our customers’ systems.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection, digital services, and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. On the U.S. state level, over a dozen states have adopted new or modified privacy and security laws. These laws create a patchwork of legislation and regulation that impose heightened transparency obligations about data collection, use, and sharing practices, add restrictions on the “sale” or transfer of personal information to third parties for purposes such as advertising or analytics, create new data privacy rights for consumers including the ability to limit the use of personal information for advertising, and carry significant enforcement penalties for non-compliance, including monetary and injunctive relief. This patchwork may also give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business. In Europe, the General Data Protection Regulation 2016/679 (the “GDPR”) imposes a strict data protection compliance regime in relation to the collection and processing of personal data, and various European and other foreign laws also restrict the use of cookies, tracking technologies, and certain marketing activities.
Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, restrict our business operations, or increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Such laws and regulations may require companies to implement privacy and security policies, permit users to exercise various data rights, inform individuals of security breaches that affect their personal data, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed. Additionally, plaintiffs have become increasingly more active in bringing privacy-related claims against companies. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.
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
Any failure or perceived failure by us or our third-party service providers to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, compliance frameworks that Okta has contractually committed to comply with, or any actual or suspected privacy or security incident, even if unfounded, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in investigations and enforcement actions and prosecutions, private litigation (including class action lawsuits), fines, penalties and censure, claims for damages by customers and other affected individuals, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers, and other individuals with whom we interact. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be unfair, deceptive, or misrepresentative of our practices.
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
We may face particular privacy, data security and data protection risks due to stringent data protection and privacy laws and increased scrutiny over data transfers.
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
Non-compliance with these obligations can trigger significant fines and other penalties. For example, in Europe fines for non-compliance can be a maximum of €20 million or 4% of total worldwide annual revenue, whichever is higher. In some U.S. states, fines can be up to $7,500 per violation, multiplied by the number of impacted individuals, and, in addition, some states allow a private right of action. Given the breadth and depth of changes in data protection obligations, complying with these requirements has caused us to expend significant resources, which is likely to continue into the near future as we respond to new interpretations and enforcement actions.
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
Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the Artificial Intelligence Act establishes obligations on the use of AI based on the type of AI and its potential risks to society. Additionally, in the United States, California recently introduced a law requiring disclosure of chatbot functionality. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses as we continue to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
The trading price of our Class A common stock has been, and in the future, may be, subject to substantial volatility and wide fluctuations. For example, from November 1, 2023 through October 31, 2024, the trading price of our Class A common stock has ranged from $65.04 per share to $114.50 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 38.2% of the voting power of our capital stock as of October 31, 2024. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 31, 2024, our directors, executive officers and their affiliates held in the aggregate 38.2% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of October 31, 2024 and RSUs that are releasable within 60 days of October 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of October 31, 2024, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through October 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.
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

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On September 19, 2024, J. Frederic Kerrest, Vice Chairperson of our board of directors, adopted a Rule 10b5-1 trading arrangement (the “Kerrest 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1(c)”). The Kerrest 10b5-1 Plan provides for the sale, commencing on January 20, 2025 and continuing until all shares are sold or until June 30, 2025, whichever occurs first, of (A) any shares that remain unsold under a prior Rule 10b5-1 trading arrangement adopted on March 6, 2024; (B) up to 988,852 shares of our Class A common stock upon exercise of expiring stock options; (C) 151,622 shares of our Class A common stock; and (D) an indeterminable amount of shares acquired upon the future vesting of RSUs.
On October 11, 2024, Brett Tighe, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Tighe 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Tighe 10b5-1 Plan provides for the sale of up to 20,000 shares of our Class A common stock, commencing on January 21, 2025 and continuing until all shares are sold or until April 11, 2025, whichever occurs first.
On September 30, 2024, Larissa Schwartz, Chief Legal Officer and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading arrangement (the “Schwartz 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Schwartz 10b5-1 Plan provides for the sale of up to 14,167 shares of our Class A common stock, plus an indeterminable amount of shares acquired upon the future vesting of RSUs, commencing on December 30, 2024 and continuing until all shares are sold or until September 30, 2025, whichever occurs first.
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

Okta, Inc.

December 3, 2024	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer