Form 10-Q
period 2025-04-30
Okta, Inc.
filed 2025-05-28
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 22, 2025, the number of shares of registrant’s Class A common stock outstanding was 167,163,429 and the number of shares of the registrant’s Class B common stock outstanding was 7,909,862.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about: our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses; the impact of general economic, business and market conditions, including geopolitical events, economic downturns or recessions, market volatility, inflation and interest rates and foreign currency fluctuations; trends in our key business metrics; our growth strategy and ability to compete; the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our solutions to meet our liquidity needs; potential impacts of cybersecurity incidents to our reputation, customer relations and financial results; our ability to detect, minimize or prevent security breaches to our internal systems and our platforms; our ability to maintain the security and service performance of our and our third-party service providers’ systems or data or our customers’ data; our ability to retain and sell additional solutions to existing customers; our ability to successfully expand our existing marketing and sales capabilities, including further specializing our go-to-market organization; our ability to effectively sustain or manage our revenue growth and profitability; our ability to expand our product sales by promoting our brand and engaging channel partners; our ability to partner with third-party software vendors and system integrators; the ability of our solutions to effectively integrate with third-party systems and technologies; our ability to adequately fund research and development, and introduce new solutions, enhance existing solutions and address new use cases; our ability to expand our international business operations and product sales; our ability to maintain and protect our proprietary rights and intellectual property; our ability to comply with modified or new laws, regulations and industry standards; our intent to pay off our convertible senior notes at maturity; the attraction and retention of qualified employees and key personnel; the impact of recent accounting pronouncements on our financial statements; our ability to successfully defend litigation or other claims brought against us; and our ability to successfully identify, integrate and/or realize the benefits of strategic acquisitions or investments. These forward-looking statements are made as of the date they were first issued and are based on current expectations and assumptions that are subject to a number of risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but not limited to, those discussed in “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	April 30, 2025	January 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$494	$409
Short-term investments	2,231	2,114
Accounts receivable, net of allowances of $7 and $4, respectively	345	621
Deferred commissions	145	140
Prepaid expenses and other current assets	150	132
Total current assets	3,365	3,416
Property and equipment, net	41	43
Operating lease right-of-use assets	73	74
Deferred commissions, noncurrent	265	267
Intangible assets, net	120	138
Goodwill	5,448	5,448
Other assets	53	51
Total assets	$9,365	$9,437
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12	$13
Accrued expenses and other current liabilities	96	103
Accrued compensation	117	207
Convertible senior notes, net	509	509
Deferred revenue	1,562	1,691
Total current liabilities	2,296	2,523
Convertible senior notes, net, noncurrent	349	349
Operating lease liabilities, noncurrent	89	94
Deferred revenue, noncurrent	20	27
Other liabilities, noncurrent	44	39
Total liabilities	2,798	3,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 167,161 and 165,650 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,910 and 7,809 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	9,302	9,219
Accumulated other comprehensive income (loss)	5	(12)
Accumulated deficit	(2,740)	(2,802)
Total stockholders’ equity	6,567	6,405
Total liabilities and stockholders' equity	$9,365	$9,437
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription	$673	$603
Professional services and other	15	14
Total revenue	688	617
Cost of revenue:
Subscription	136	130
Professional services and other	19	18
Total cost of revenue	155	148
Gross profit	533	469
Operating expenses:
Research and development	154	163
Sales and marketing	237	236
General and administrative	103	117
Total operating expenses	494	516
Operating income (loss)	39	(47)
Interest expense	(1)	(2)
Interest income and other, net	30	27
Interest and other, net	29	25
Income (loss) before provision for income taxes	68	(22)
Provision for income taxes	6	18
Net income (loss)	$62	$(40)

Net income (loss) per share, basic	$0.36	$(0.24)
Net income (loss) per share, diluted	$0.35	$(0.24)

Weighted-average shares used to compute net income (loss) per share, basic	174,172	167,465
Weighted-average shares used to compute net income (loss) per share, diluted	181,754	167,465

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net income (loss)	$62	$(40)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	2	(8)
Foreign currency translation adjustments	15	(3)
Other comprehensive income (loss)	17	(11)
Comprehensive income (loss)	$79	$(51)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	165,650	$—	7,809	$—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock	1,446	—	166	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(54)	—	—	(54)
Conversion of Class B common stock to Class A common stock	65	—	(65)	—	—	—	—	—
Stock-based compensation	—	—	—	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	62	62
Balances as of April 30, 2025	167,161	$—	7,910	$—	$9,302	$5	$(2,740)	$6,567

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	$—	7,291	$—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	$—	7,291	$—	$8,840	$(17)	$(2,870)	$5,953

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$62	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	128	151
Depreciation and amortization	24	25
Amortization of deferred commissions	36	30
Deferred income taxes	2	1
Other, net	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	274	251
Deferred commissions	(32)	(26)
Prepaid expenses and other assets	(16)	(70)
Operating lease right-of-use assets	4	5
Accounts payable	(2)	—
Accrued compensation	(93)	(51)
Accrued expenses and other liabilities	(6)	54
Operating lease liabilities	(7)	(9)
Deferred revenue	(134)	(101)
Net cash provided by operating activities	241	219
Cash flows from investing activities:
Capitalized software	(2)	(4)
Purchases of property and equipment	(1)	(1)
Purchases of securities available-for-sale and other	(521)	(459)
Proceeds from maturities and redemption of securities available-for-sale	406	324
Proceeds from sales of securities available-for-sale and other	1	2
Payments for business acquisitions, net of cash acquired	(3)	(56)
Net cash used in investing activities	(120)	(194)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(54)	(41)
Proceeds from stock option exercises	9	4
Net cash used in financing activities	(45)	(37)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	9	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	85	(13)
Cash, cash equivalents and restricted cash at beginning of period	415	342
Cash, cash equivalents and restricted cash at end of period	$500	$329
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	$9	$11
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	2	3

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$494	$322
Restricted cash, current included in prepaid expenses and other current assets	—	1
Restricted cash, noncurrent included in other assets	6	6
Total cash, cash equivalents and restricted cash	$500	$329

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
The condensed consolidated balance sheet as of January 31, 2025, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2026 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ending January 31, 2026.
Certain prior period amounts have been reclassified to conform to the current period presentation.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025.
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
The CODM is regularly provided with budgeted expense information and consolidated expense data. Accordingly, significant segment expenses are inherently reflected in the condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are based on historical experience and on other assumptions that management believes are reasonable under the circumstances. Actual results could vary from those estimates. The Company’s most significant estimates include the valuation of deferred income tax assets,

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
uncertain tax positions, assets and liabilities acquired in business combinations and loss contingencies related to litigation.
2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt this guidance in its Annual Report on Form 10-K for the year ended January 31, 2026 and expects the adoption of the updated guidance to result in disclosure of additional disaggregated tax information.
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
3. Restructuring and Other Charges
During the fourth quarter of fiscal 2025, the Company approved a restructuring plan (the “2025 Restructuring Plan”) intended to reallocate resources toward priorities to drive growth. The 2025 Restructuring Plan involved a reduction of the Company’s workforce by approximately 180 full-time employees. The 2025 Restructuring Plan was substantially complete by the first quarter of fiscal 2026 and the Company recognized aggregate restructuring costs of $11 million in the fourth quarter of fiscal 2025.
The following table summarizes the Company’s restructuring liability related to the 2025 Restructuring Plan that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2025	$11
Restructuring charges	—
Cash payments	(9)
Balance as of April 30, 2025	$2
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the estimated fair value of cash equivalents and short-term investments:

	As of April 30, 2025	As of January 31, 2025
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$303	$225
Certificates of deposit (Level 2)	23	23
Total cash equivalents	326	248
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,885	1,788
Corporate debt securities	281	281
Certificates of deposit	65	45
Total short-term investments	2,231	2,114
Total	$2,557	$2,362
The following table presents the contractual maturities of the Company’s short-term investments:

As of April 30, 2025
Estimated Fair Value
(dollars in millions)
Due within one year	$1,628
Due between one to five years	603
Total	$2,231
Interest receivable of $27 million and $24 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively.
There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments as of April 30, 2025 and January 31, 2025.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit related impairments for short-term investments as of April 30, 2025 and January 31, 2025.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of April 30, 2025 and January 31, 2025, the balance of strategic investments was $32 million and $30 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $32 million and $26 million in the three months ended April 30, 2025 and 2024, respectively. Amortization of contract costs totaled $36 million and $30 million for the three months ended April 30, 2025 and 2024, respectively.
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Subscription revenue recognized during the three months ended April 30, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $627 million and $557 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $4,084 million as of April 30, 2025. Of this amount, the Company expects to recognize revenue of approximately $2,227 million, or 55%, over the next 12 months, with the balance to be recognized as revenue thereafter.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs. As of April 30, 2025, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.
The net carrying amount of the Notes consisted of the following:

	As of April 30, 2025	As of January 31, 2025
	(dollars in millions)
2025 Notes:
Principal	$510	$510
Less: unamortized debt issuance costs	(1)	(1)
Net carrying amount	$509	$509
2026 Notes:
Principal	$350	$350
Less: unamortized debt issuance costs	(1)	(1)
Net carrying amount	$349	$349
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of April 30, 2025
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$510	$503
2026 Notes	$350	$336
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last available trading day of the reporting period.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $5 million and $6 million were issued and outstanding as of April 30, 2025 and January 31, 2025, respectively. No draws have been made under such letters of credit.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
On May 20, 2022, a purported shareholder filed a putative class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its executive officers, captioned In re Okta, Inc. Securities Litigation, No. 3:22-cv-02990. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the defendants made false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches and the Company’s integration of Auth0, Inc. (“Auth0”). The lawsuit sought an order certifying the lawsuit as a class action and unspecified damages. The defendants moved to dismiss the amended complaint. On March 31, 2023, the court dismissed in full the claims based on the plaintiff’s allegations related to the Company’s cybersecurity controls and vulnerability to data breaches, and dismissed in part and denied in part the claims based on allegations related to the Auth0 integration. On May 28, 2024, the parties entered into a stipulation of settlement (the “Stipulation”) where, in exchange for the release and dismissal with prejudice of all claims, the Company agreed to pay and/or to cause its insurance carriers to pay a total of $60 million, which is covered through a combination of the Company’s Director & Officer (“D&O”) insurance and the balance of the Company’s $10 million retention on the primary D&O policy. The Stipulation does not constitute an admission of fault or wrongdoing by the Company or its executives. On November 19, 2024, the court granted final approval of the Stipulation and dismissed the lawsuit in its entirety, with prejudice.
Additionally, two purported shareholders filed derivative lawsuits on behalf of the Company in the United States District Court for the Northern District of California against certain of its current and former executive officers and directors, captioned O’Dell v. McKinnon et al., No. 3:22-cv-07480 (filed Nov. 28, 2022) and LR Trust v. McKinnon et al., No. 3:22-cv-08627 (filed Dec. 13, 2022) (together, the “California Federal Derivative Actions”). The California Federal Derivative Actions allege, among other things, that the defendants breached their fiduciary duties by making false or misleading statements or omissions concerning the Company’s cybersecurity controls, vulnerability to data breaches and the Company’s integration of Auth0. The California Federal Derivative Actions seek orders permitting the plaintiffs to maintain the actions derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants and requiring the Company to make certain reforms to its corporate governance and controls. On February 22, 2023, the court entered a stipulated order consolidating the California Federal Derivative Actions, appointing co-lead counsel for plaintiffs and staying the consolidated California Federal Derivative Actions during the pendency of the motion to dismiss in the securities class action lawsuit. The consolidated California Federal Derivative Actions are captioned In re Okta, Inc. Stockholder Derivative Litigation, No. 3:22-cv-07480. On May 9, 2023, the court entered a stipulated order continuing the stay through the close of discovery in the securities class action lawsuit and, on January 27, 2025, the court entered an order continuing the stay.
On April 14, 2023, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Buono v. McKinnon et al., No. 1:23-cv-00413 (the “Buono Action”). On May 31, 2023, the court entered a stipulated order whereby the defendants agreed to accept service and stay the Buono Action through the close of discovery in the securities class action lawsuit.
On January 25, 2024, another shareholder filed a substantially similar derivative lawsuit in the United States District Court for the District of Delaware against certain of the Company’s current and former executive officers and directors, captioned Nasr v. McKinnon, et al., No. 1:24-cv-00106 (together with the Buono Action, the “Delaware Federal Derivative Actions”). On March 18, 2024, the court entered a stipulated order whereby the defendants agreed to accept service and stay the derivative action through the close of discovery in the securities class action lawsuit.

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
On October 18, 2024, another shareholder filed a substantially similar derivative lawsuit in the Delaware Chancery Court against certain of the Company’s current and former executive officers and directors, captioned Duprat v. McKinnon, et al., C.A. No. 2024-1072-PAF (the “Duprat Action”). On November 8, 2024, the Delaware Chancery Court entered a stipulated order where the defendants agreed to accept service in the Duprat Action; the Grimaldi Action and the Duprat Action were consolidated (the “Delaware Chancery Actions”); and the Delaware Chancery Actions were stayed pursuant to the terms previously entered in the Grimaldi Action.
On January 10, 2025, the Company and defendants agreed in principle to the non-monetary terms of a global resolution of the California Federal Derivative Actions, the Delaware Federal Derivative Actions and the Delaware Chancery Actions (collectively, the “Derivative Actions”), and executed a Memorandum of Understanding in connection therewith containing the agreed-upon material, non-monetary terms of the proposed settlement. The parties in the Derivative Actions subsequently agreed that the Company would not oppose a fee award to plaintiffs’ counsel of $2.25 million, which the Company, as part of the final settlement documentation, will agree to cause its D&O insurers to pay. The proposed settlement is subject to final documentation (which the parties in the Derivative Actions are in the process of finalizing) and preliminary and final court approval.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2025	2024
	(dollars in millions)
Cost of revenue
Subscription	$17	$19
Professional services and other	3	3
Research and development	47	63
Sales and marketing	32	30
General and administrative	29	36
Total	$128	$151

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of April 30, 2025:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$917	2.0 years
Unvested RSAs	13	1.9 years
ESPP	10	0.5 years
Total	$940
Market-based Restricted Stock Units
In March 2025, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 322,599. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2025. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $196.20 average grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.
10. Income Taxes
For the three months ended April 30, 2025, the Company recorded a provision for income taxes of $6 million on pretax income of $68 million. The effective tax rate for the three months ended April 30, 2025 was approximately 8.5%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, and U.S. federal and state taxes.
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

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$59	$3	$(38)	$(2)
Denominator:
Weighted-average shares outstanding, basic	166,332	7,840	160,174	7,291
Net income (loss) per share, basic	$0.36	$0.36	$(0.24)	$(0.24)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$59	$3	$(38)	$(2)
Interest expense on convertible senior notes[1]	1	—	—	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	3	—	—	—
Net income (loss), diluted	$63	$3	$(38)	$(2)
Denominator:
Number of shares used in basic calculation	166,332	7,840	160,174	7,291
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,625	787	—	—
Convertible senior notes	4,170	—	—	—
Assumed conversion of Class B to Class A common shares	8,627	—	—	—
Number of shares used in diluted calculation	181,754	8,627	160,174	7,291
Net income (loss) per share, diluted	$0.35	$0.35	$(0.24)	$(0.24)
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended April 30,
	2025	2024
	(shares in thousands)
Employee share-based awards	4,443	17,282
Convertible senior notes	—	5,474
Total	4,443	22,756
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K. Our fiscal year ends January 31. References to fiscal 2026, for example, refer to the fiscal year ended January 31, 2026.
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
Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2025, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the three months ended April 30, 2025. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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
We intend to continue to invest additional resources in our platform infrastructure, our platforms support organizations and security posture. We will continue to invest in technology innovation and we anticipate that costs qualifying for capitalization of internal-use software costs and related amortization may fluctuate over time. We expect our investment in technology to expand the capability of our platforms enabling us to improve our gross

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include acquisition and integration-related costs, non-personnel costs, such as legal, accounting and other professional fees, charitable contributions and all other supporting corporate expenses, such as information technology, not allocated to other departments.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(dollars in millions)
Revenue:
Subscription	$673	$603
Professional services and other	15	14
Total revenue	688	617
Cost of revenue:
Subscription(1)	136	130
Professional services and other(1)	19	18
Total cost of revenue	155	148
Gross profit	533	469
Operating expenses:
Research and development(1)	154	163
Sales and marketing(1)	237	236
General and administrative(1)	103	117
Total operating expenses	494	516
Operating income (loss)	39	(47)
Interest expense	(1)	(2)
Interest income and other, net	30	27
Interest and other, net	29	25
Income (loss) before provision for income taxes	68	(22)
Provision for income taxes	6	18
Net income (loss)	$62	$(40)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024
	(dollars in millions)
Cost of subscription revenue	$17	$19
Cost of professional services and other revenue	3	3
Research and development	47	63
Sales and marketing	32	30
General and administrative	29	36
Total stock-based compensation expense	$128	$151

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2025	2024
Revenue
Subscription	98%	98%
Professional services and other	2	2
Total revenue	100	100
Cost of revenue
Subscription	20	21
Professional services and other	3	3
Total cost of revenue	23	24
Gross profit	77	76
Operating expenses
Research and development	22	27
Sales and marketing	34	38
General and administrative	15	19
Total operating expenses	71	84
Operating income (loss)	6	(8)
Interest expense	—	—
Interest income and other, net	4	4
Interest and other, net	4	4
Income (loss) before provision for income taxes	10	(4)
Provision for income taxes	1	3
Net income (loss)	9%	(7)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$673	$603	$70	12%
Professional services and other	15	14	1	8
Total revenue	$688	$617	$71	12
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
Three months ended
For the three months ended April 30, 2025, the increase in subscription revenue was primarily caused by volume-driven increases from new business, which includes new customers and sales of additional solutions to existing customers as reflected in our 106% dollar-based net retention rate as of April 30, 2025 and a 7% increase in customers with annual contract value above $100,000 as detailed in our Key Business Metrics.
For the three months ended April 30, 2025, professional services and other revenue was relatively flat.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$136	$130	$6	5%
Professional services and other	19	18	1	11
Total cost of revenue	$155	$148	$7	6
Gross profit	$533	$469	$64	14
Gross margin:
Subscription	80%	78%
Professional services and other	(27)	(24)
Total gross margin	77	76
Three months ended
For the three months ended April 30, 2025, cost of subscription revenue increased primarily due to an increase in labor costs.
Our gross margin for subscription revenue improved from 78% to 80% for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the three months ended April 30, 2025, cost of professional services and other revenue increased due to an increase in labor costs.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for professional services and other revenue decreased to (27)% for the three months ended April 30, 2025 compared to (24)% for the three months ended April 30, 2024 due to an increase in cost of professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Research and development	$154	$163	$(9)	(6)%
Percentage of revenue	22%	27%
Three months ended
For the three months ended April 30, 2025, research and development expenses decreased due to a reduction in stock-based compensation expense of $16 million, partially offset by higher labor costs of $4 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Sales and marketing	$237	$236	$1	—%
Percentage of revenue	34%	38%
Three months ended
For the three months ended April 30, 2025, sales and marketing remained relatively flat. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
General and administrative	$103	$117	$(14)	(11)%
Percentage of revenue	15%	19%
Three months ended
For the three months ended April 30, 2025, general and administrative expenses decreased due primarily to a reduction in stock-based compensation expense of $7 million and a $7 million charge in legal settlement related costs incurred in the three months ended April 30, 2024. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest and Other, Net

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(2)	$1	(10)%
Interest income and other, net	30	27	3	15
Interest and other, net	$29	$25	$4	17
Three months ended
For the three months ended April 30, 2025, interest and other, net increased due to an increase in interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$6	$18	$(12)	(68)%
Three months ended
For the three months ended April 30, 2025, our provision for income taxes decreased by $12 million, mainly due to the proportion of pre-tax results recognized in the three months ended April 30, 2025 relative to the proportion of pre-tax results recognized in the three months ended April 30, 2024.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of April 30, 2025 we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	As of April 30,
	2025	2024
	(dollars in millions)
Customers with annual contract value ("ACV") above $100,000	4,870	4,550
Dollar-based net retention rate for the trailing 12 months ended	106%	111%
Current remaining performance obligations	$2,227	$1,949
Remaining performance obligations	$4,084	$3,364

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in annual contract value ("ACV") with us was 4,870 and 4,550 as of April 30, 2025 and 2024, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is primarily attributable to our healthy gross retention, an expansion of users and upselling additional solutions within our existing customers. Larger enterprises often implement a limited initial deployment of our platforms before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of April 30, 2025, compared to April 30, 2024, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,725 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit.
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
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. As of April 30, 2025, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025, and we currently intend to settle the principal amount of the 2025 Notes in cash.
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
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During fiscal 2025, we repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $258 million principal amount of the 2026 Notes for $240 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $19 million. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash, and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. The 2025 Capped Calls and 2026 Capped Calls remained outstanding notwithstanding such repurchase. We may, however, elect to terminate the 2025 Capped Calls or 2026 Capped Calls, in full or in part. In connection with any such termination, the option counterparties or their respective affiliates are expected to modify their hedge positions, which activity could affect the market price of our Class A common stock or the trading price of the Notes that remain outstanding. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information.
We believe our existing cash and cash equivalents, our investments and cash provided by sales of our solutions will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings and the continuing market adoption of our platforms. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2025, we had deferred revenue of $1,582 million, of which $1,562 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$241	$219
Net cash used in investing activities	(120)	(194)
Net cash used in financing activities	(45)	(37)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	9	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$85	$(13)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the three months ended April 30, 2025, cash provided by operating activities was $241 million, an increase of $22 million compared to the three months ended April 30, 2024. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the three months ended April 30, 2025, cash used in investing activities was $120 million compared to cash used in investing activities of $194 million during the three months ended April 30, 2024. The change was primarily driven by higher proceeds from maturities and sales of available-for-sale securities and lower payments for business acquisitions, offset by increased purchases of available-for-sale and other securities.
Financing Activities
During the three months ended April 30, 2025, cash used in financing activities was $45 million, an increase of $8 million compared to the three months ended April 30, 2024. The increase was primarily attributable higher taxes paid related to net share settlement of equity awards during the three months ended April 30, 2025. The amount of taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the date of settlement.
Material Cash Requirements
There were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No material demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), or condensed consolidated statements of cash flows.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2025 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, United Kingdom and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2025 and 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,725 million as of April 30, 2025, of which $2,557 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of April 30, 2025, $510 million principal amount of the 2025 Notes remain outstanding. As of April 30, 2025, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of April 30, 2025, $350 million principal amount of the 2026 Notes remain outstanding.
The 2025 Notes and 2026 Notes have a fixed annual interest rate of 0.125% and 0.375%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last available trading day of the reporting period. See Note 7 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

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
Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
•Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending have, in the past and may, in the future, reduce demand for our solutions, which could harm our revenue, results of operations and cash flows.
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
•Interruptions or performance problems that impact the functionality of our technology, systems or infrastructure could result in delays in the deployment of our platforms.
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
•Real or perceived errors, failures, vulnerabilities or bugs in our solutions, including deployment complexity, have in the past and could, in the future, harm our business and results of operations.
•Because we generally recognize revenue from our subscriptions and support services over the term of the relevant service period, a decrease in sales during a reporting period may not be immediately reflected in our results of operations for that period.
•The stock price of our Class A common stock may be volatile or may decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 33.3% of the voting power of our capital stock as of April 30, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
•Transactions relating to our convertible notes may affect the value of our Class A common stock.
•We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Risks Related to Our Business and Industry
Adverse general economic, market and industry conditions and reductions in workforce identity and customer identity spending have, in the past and may, in the future, reduce demand for our solutions, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the inflation and interest rate environment; the instability of financial institutions; health epidemics; energy costs; geopolitical events, such as Russia’s invasion of Ukraine; international and regional economic conditions, including instability or security concerns abroad, such as widespread downturns and recessions; changes in trade policies, trade restrictions, economic sanctions or the threat of such actions; or the availability and cost of credit have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in spending on our platforms by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. For example, rising interest rates in the United States have affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other components, which may further constrain our, our customers’ and prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
We have experienced rapid growth in prior periods, and any failure to effectively manage future growth could harm our business and future prospects.
Our prior revenue growth rates may not be indicative of our future growth or performance. We have experienced revenue growth rates of 43%, 22% and 15% during fiscal 2023, 2024 and 2025, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period, as we may not be able to sustain revenue growth consistent with recent history or at all. Revenue growth depends on several factors, including pricing our platforms to attract new and retain existing customers; managing demand for our solutions; competing against larger companies and new market entrants; capitalizing on new acquisitions, technologies or growth opportunities; and other conditions described in these risk factors. If we are unable to grow our revenue, it will be difficult to maintain our profitability, or maintain or increase our cash flow on a consistent basis. We expect our operating expenses to increase in future periods as we continue to expand our business. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or consistently maintain profitability. Additionally, the sales cycle for the evaluation and implementation of our platforms, which typically extends for multiple months for enterprise deals, may also cause us to experience a delay between increasing operating expenses and generating corresponding revenue, if any. We may not be able to prepare accurate internal financial forecasts or replace anticipated revenue that we lost as a result of such delays, and our results of operations in future reporting periods could differ materially from our estimates and forecasts, or may not meet the expectations of our investors, which could cause our business to suffer and our stock price to decline.
If we fail to manage our growth effectively or fail to execute our business plan, we may not be able to maintain high levels of service and customer satisfaction or adequately address competitive challenges.
We have experienced rapid growth and organizational change, which has placed and may continue to place, significant demands on our management and our operational and financial resources. In order to manage future growth and better align our organizational structure and resources with our business priorities, we may undertake restructuring plans from time to time. For example, in recent years we have announced restructuring plans intended to reduce operating expenses and improve profitability that involved reductions of our workforce. We have in the past encountered and may in the future encounter challenges in the execution of these restructuring efforts, such as adverse impacts on employee morale or attrition beyond the intended reductions, and these challenges could impact our ability to execute on our business initiatives, which could cause our restructuring efforts to not be as effective as anticipated and harm our financial results.
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
The markets for our solutions are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new technologies. As the markets in which we operate continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. We compete with both cloud-based and on-premise enterprise application software providers including, but not limited to: authentication providers; access and lifecycle management providers; multi-factor authentication providers; infrastructure-as-a-service providers; other customer identity and access management providers; and solutions developed in-house by our potential customers. Our principal competitor is Microsoft.
Many of our competitors have significantly greater financial, technical, sales and marketing, distribution, customer support or other resources, larger intellectual property portfolios, longer operating histories, greater resources to make strategic acquisitions, more established relationships with third-party service providers and greater name recognition than we do. They may also have a larger customer base, many of which may prefer to purchase from the same competitor rather than replace their existing infrastructure with our solutions.
Some of our larger competitors have substantially broader product offerings, or greater resources to acquire new offerings or repurpose existing offerings to provide identity solutions with subscription models. As a result, they can leverage their relationships based on other solutions, or incorporate functionality into existing solutions, to gain business in a manner that discourages users from purchasing our solutions, including selling at zero or negative margins, bundling products or maintaining closed technology platforms. In addition, larger competitors, as well as new start-up companies that innovate, make significant investments in research and development and may invent similar or superior solutions that compete with our solutions. These competitive pressures or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share, which could harm our business, results of operations and financial condition.
We have a history of losses, and we may not be consistently profitable in the future.
While we achieved profitability in fiscal 2025, we have incurred net losses of $355 million and $815 million in fiscal 2024 and 2023, respectively. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described in these risk factors, an increase in operating expense and other unknown risks. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
Our business depends on our ability to retain existing customers, and our revenues and results of operations could be adversely impacted if they do not renew their subscriptions or purchase additional licenses or subscriptions with us.
Our ability to increase and maintain revenue growth depends, in part, on our ability to retain and expand our commercial relationships with our existing customers. This requires that our existing customers continue to use our platforms, either by purchasing additional subscriptions or by renewing their subscriptions when existing contract terms expire. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period. They may decide not to renew their subscriptions with a similar contract period, at the same prices and terms or with the same or a greater number of users. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention and expansion rates. Customer retention and expansion has, in the past and may, in the future, decline or fluctuate as a result of a number of factors, such as customers’ satisfaction with our solutions; our prices and pricing plans, including as compared to those of competing software solutions; unfavorable macroeconomic and geopolitical conditions; reductions in customer spending levels; negative sentiment stemming from cybersecurity incidents; customer utilization rates; new offerings; and changes to the packaging of our product offerings. If existing customers do not purchase additional subscriptions or renew their subscriptions, renew on less favorable terms or fail to add more users, our revenue may decline or grow less quickly than anticipated, which would harm our future results of operations.
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
•expenses related to real estate, including our office leases and other fixed expenses;
•changes in government spending and budgetary priorities, workforce reduction and other policy shifts;
•general economic, market and industry conditions in domestic or international markets, including the inflation and interest rate environment, geopolitical uncertainty and instability; and
•changes in trade policies, trade restrictions or the threat of such actions.
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
We have in the past acquired and we may, in the future, seek to acquire or invest in, businesses, products, teams or technologies that we believe could complement or expand our current platforms, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel; integrate the acquired operations and technologies; adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”); or effectively manage the combined business. We may also be required to assume liabilities or incur unforeseen costs, such as those arising from the acquired company’s failure to comply with legal or regulatory requirements and litigation matters.
Any acquisition or strategic transaction we do consummate could fail to produce the benefits we hope to achieve, which could disrupt our own business or those of our partners and customers or result in future impairment charges. In particular, from time to time we invest in private growth stage companies for strategic reasons and to support key business initiatives. All of our venture investments are subject to a risk of partial or total loss of investment capital, and we may not realize a return on these investments.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the Americas, Asia-Pacific and Europe, and our international revenue was 21% of our total revenue in fiscal 2024 and fiscal 2025. Any international expansion efforts that we may undertake may not be successful. We may face challenges, including those not generally faced in the United States, such as managing and staffing international operations, and becoming familiar with varying technology standards, local laws and business practices. Conducting international operations also subjects us to, among other risks described in these risk factors:
•general political, economic and social uncertainties, including macroeconomic and geopolitical conditions and financial market conditions;
•unexpected changes in, or costs and liabilities related to, compliance with foreign legal and regulatory requirements, such as data privacy and cybersecurity regimes; intellectual property rights protections; and requirements relating to the localization of our solutions;
•restrictive governmental actions focusing on cross-border trade, including taxes, changes in trade policies, trade restrictions, import and export restrictions or quotas, barriers, sanctions, custom duties or the threat of such actions; and
•difficulties in managing systems integrators and technology partners.

Establishing operations in international markets also requires significant management attention and financial resources and we cannot guarantee that these investments will produce desired levels of revenue or profitability. If we fail to expand our operations successfully and in a timely manner, our business and results of operations will suffer.
If we fail to adapt to rapid technological change, our ability to remain competitive could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new solutions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends. We must continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion and market acceptance of the enhancement or new solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions that gain market acceptance and meet customer requirements could harm our business, results of operations and financial condition.
Our financial results may fluctuate due to increasing variability in our sales cycles.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing customers. We are increasingly focused on sales to larger organizations, which often involve lengthy purchasing approval processes and less predictable sales cycles. The length of sales cycles may be further impacted by the current macroeconomic and geopolitical environment and by the discretionary nature of customer spending. Customers may also take prolonged evaluation periods of our platforms, or their features or functionality, as well as those of our competitors. As a result, it is difficult to predict exactly when, or even if, we will make a sale. If we are unable to close one or more of expected significant transactions in a particular period, or if such an expected transaction is delayed until a subsequent period, our results of operations for that period and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
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
Our business depends upon the successful implementation of our solutions by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Various other factors may cause implementations to be delayed, inefficient or otherwise unsuccessful, including significant costs to purchase, implement and enable our solutions; changes in our customers’ functional requirements; timeline delays; or deviation from recommended best practices. These and other circumstances may delay our ability to sell additional solutions or result in customers canceling or failing to renew their subscriptions before our solutions have been fully implemented. Unsuccessful, lengthy or costly customer implementation and integration projects could result in claims from customers, harm to our reputation and opportunities for competitors to displace our solutions, each of which could have an adverse effect on our business and results of operations.
A portion of our revenues are generated by sales to public sector entities, which are subject to a number of challenges and risks.
We rely on partners to resell our services to public sector entities, and we have made and plan to continue to make, investments to support future sales opportunities in the public sector. The sale of our services to public sector entities is tied to budget cycles and there are government requirements and authorizations that we may be required to meet. Changes in fiscal or contracting policies or reductions in government spending or workforce could adversely affect the funding for and purchases of our platforms and, in turn, could negatively impact our revenue and future growth. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense. Public sector entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices or are otherwise time consuming and expensive to satisfy. For example, some of our public sector customers contract with us on the basis of our authorization under FedRAMP, which requires us to undertake additional actions and expenses to ensure compliance. Public sector entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards, authorizations (such as FedRAMP) or requirements and do not meet them, or if such authorizations are suspended or revoked, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to public sector entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to government customers and to grow or maintain our customer base. Any of these risks related to contracting with, or as a subcontractor supporting, public sector entities could adversely impact our future sales and results of operations or make them more difficult to predict.
If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions, and is an important element in attracting new customers and retaining existing customers. Furthermore, we believe that the importance of brand recognition is likely to increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing and sales efforts and on our ability to provide reliable and useful solutions at competitive prices and that align with our customers’ needs. In the past, our efforts to build our brand have involved significant expenses and have not always attracted a sufficient number of new customers to be cost-effective.
In fiscal 2026, we began further specializing our sales force to better align with our customers and evolving market demands, which will require us to invest significant financial and other resources. We may not achieve anticipated revenue growth if we are unable to hire and develop talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing sales personnel. If our marketing and sales efforts are unsuccessful and we fail to enhance our brand we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations and financial condition could suffer.

We may not set optimal prices for our solutions.
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular solution. We expect that we may need to change our pricing in future periods and potentially in response to increased costs, including as a result of the inflation and interest rate environment, geopolitical considerations, as well as changes in trade policies, trade restrictions or the threat of such actions. Further, as competitors introduce new solutions that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of solutions sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
If we are not able to consistently generate cash flows or raise additional capital necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms or at all, we may not be able to effectively grow our business or respond to competitive pressures, which could harm our business, results of operations and financial condition.
We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with our customers and partners. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Evolving and complex scrutiny of sustainability matters may require us to incur additional costs or otherwise adversely impact our business.
Increased attention to environmental sustainability and social issues, as well as societal expectations regarding voluntary sustainability initiatives and disclosures, may result in increased costs (including but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation or otherwise affect our business performance. We have undertaken certain sustainability-related initiatives, goals and commitments, which we have communicated on our website, in our SEC filings and elsewhere. We may undertake additional actions, including establishing certain sustainability goals or targets, to improve our sustainability profile and/or respond to demand from investors, regulators, customers and other stakeholders, both U.S.-based and internationally. However, such actions may be costly or subject to numerous conditions that are outside our control and we cannot guarantee that such actions will have the desired effect. Our actual or perceived failure to achieve such goals or targets could negatively impact our reputation and impact our ability to compete as effectively to recruit or retain employees.
Risks Related to Intellectual Property, Infrastructure Technology, Data Privacy and Security
Interruptions or performance problems that impact the functionality of our technology, systems or infrastructure could result in delays in the deployment of our platforms.
Our continued growth depends, in part, on the ability of our existing and potential customers to access our platforms 24 hours a day, seven days a week, without interruption or degradation of performance. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We have experienced in the past and may experience in the future, disruptions, data loss or corruption, outages and other performance problems with our infrastructure or service due to a variety of factors. These factors include, for example, infrastructure and functionality changes, human or software errors, capacity constraints, ransomware attacks that encrypt our data and render it inaccessible or security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take months, or even years, for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. We may not be able to maintain the level of service uptime and performance required by our customers, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our platforms are unavailable or if our customers are unable to access our solutions or deploy them within a reasonable amount of time, or at all, our business would be harmed. Since our customers rely on our service to access and complete their work, any outage on our platforms would impair the ability of our customers to perform their work, which would negatively impact our brand, reputation and customer satisfaction.
Our platforms are accessed by a large number of customers, often at the same time, and we continue to expand the number of our customers and solutions available to our customers. While we rely on third-party information technology systems, broadband and other communications systems and service providers to assist in providing access to our platforms, maintaining our infrastructure and distributing our solutions via the internet, we may not be able to scale our technology to accommodate increased capacity requirements, which may result in interruptions or delays in service. If a service provider fails to provide sufficient capacity to support our platforms or otherwise experiences service outages, including intentionally blocking our internet traffic or all internet traffic, for example at the request of a national government intending to isolate its country’s network, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platforms’ reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our solutions. In the future, these services may not be available to us on commercially reasonable terms or at all. Any loss of the right to use any of these services could result in decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
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
Our customers’ use of our technology to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platforms, which stores, transmits and processes customers’ proprietary information and users’ personal data experienced and likely will in the future experience attacks targeting such customer data. When such breaches occur, as a result of third-party action, technology limitations, employee or contractor error, malfeasance or otherwise, and if the confidentiality, integrity or availability of our customers’ data or systems is disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platforms may be perceived as less desirable, which could negatively affect our business and damage our reputation. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. As a result, we, our third-party service providers and our customers have not in the past been and may not in the future be able to anticipate these techniques or to implement adequate preventive measures. Further, because we do not control our third-party service providers or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.
In addition, security breaches impacting our platforms have in certain cases resulted in and could in the future result in a risk of loss or unauthorized disclosure or theft of this information, or the denial of access to this information, which, in turn, could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability and increased requests by individuals regarding their personal data. Security breaches could also damage our relationships with and ability to attract customers and partners, as well as trigger service availability, indemnification and other contractual obligations. For example, our customers have in the past published public criticisms of our security practices in connection with security incidents, and these postings harm our reputation and brand. Security incidents may also cause us to incur significant investigation, mitigation, remediation, notification and other expenses. Furthermore, as a well-known provider of identity and security solutions that form a part of our customers’ security software supply chain, any such breach, including a breach of our customers’ systems, could compromise systems secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ systems, and the information stored on our or our customers’ systems could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. Our disclosures concerning security incidents also may become the subject of litigation, and our disclosures concerning the January 2022 compromise, for example, have become the subject of lawsuits, as discussed in Item 1, “Legal Proceedings” above. While we have taken a number of remediation steps, there is no guarantee that our preventative and mitigation actions with respect to this incident and others like it will fully eliminate the risk of a malicious compromise of our or our customers’ systems.
We have experienced cybersecurity incidents resulting from our use of and oversight over third-party service providers and could experience such incidents in the future. These incidents have, in the past and may, in the future, result from our configuration of such providers’ products or from cybersecurity attacks on such providers of the same type that could affect our own systems. While we have implemented security measures and configuration policies that seek to protect data stored with our third-party service providers, such measures and policies have not in the past been and may not in the future be sufficient to protect our data or our customers’ data. For example, the January 2022 compromise of one of our third-party service providers by a threat actor, even though not material and not a breach of our platforms, nonetheless was widely publicized and focused attention on the security of our systems and the systems of our third-party service providers. In addition, in October 2023, a threat actor gained unauthorized access to and stole information from inside our customer support system, which was hosted by a third-party service provider.
While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. These breaches, or any perceived breach, of our systems, our customers’ systems, our service providers’ systems or other systems or networks secured by our platforms, whether or not any such breach is due to a vulnerability in our platforms, may also undermine confidence in our platforms or our industry and result in damage to our reputation and brand, negative publicity, loss of ISVs and other channel partners, customers and sales, increased costs to remedy any problem, costly litigation and other liability. In addition, a breach of the security measures of one of our key ISVs or other channel partners or a security software supply chain attack even many levels removed could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack. For example, an exploitation in an open source library that is imported and used in another framework that is used by a software product used by Okta, Inc. could introduce an avenue of attack into our platforms. If a high profile security breach occurs with respect to a comparable cloud technology provider, our customers and potential customers may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our solutions and could harm our business, results of operations and financial condition.
Third parties have induced and may continue to fraudulently induce employees, contractors, customers or our customers’ users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our applications, internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, a loss of confidence in the security of our platforms, interruptions or malfunctions in our operations, account lockouts and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.
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
Many jurisdictions have enacted or are considering enacting or revising privacy and/or data security legislation, including laws and regulations applying to the collection, use, storage, transfer, disclosure and/or processing of personal data. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other requirements or legal obligations, our practices or the features of our platforms.
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection, digital services and information security in the United States, China, the European Union, India and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. On the U.S. state level, over a dozen states have adopted new or modified privacy and security laws. These laws create a patchwork of legislation and regulation that impose heightened transparency obligations about data collection, use and sharing practices; add restrictions on the “sale” or “sharing” or transfer of personal information to third parties for purposes such as advertising or analytics; create new data privacy rights for consumers including the ability to limit the use of personal information for advertising; and carry significant enforcement penalties for non-compliance, including monetary and injunctive relief. This patchwork may also give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business. In Europe, the General Data Protection Regulation 2016/679 (the “GDPR”) imposes a strict data protection compliance regime in relation to the collection and processing of personal data, and various European and other foreign laws also restrict the use of cookies, tracking technologies and certain marketing activities.
Future laws, regulations, standards and other obligations and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, restrict our business operations, or increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Such laws and regulations may require companies to implement privacy and security policies, permit users to exercise various data rights, inform individuals of security breaches that affect their personal data and, in some cases, obtain individuals’ consent to use personal data for certain purposes. If we, or the third parties on which we rely, fail to comply with federal, state and international data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed. Additionally, plaintiffs have become increasingly more active in bringing privacy-related claims against companies. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.
With respect to cybersecurity in the United States, the development of rules and guidance pursuant to various executive orders may apply to us, including, for example, pursuant to Executive Order 14028 for “critical software.” While the rules and guidance coming from the Executive Order are still being developed, we are likely to be categorized as a provider of critical software, which may increase our compliance costs and delay or prevent our ability to execute contracts with customers, including in particular with government entities.
Any failure or perceived failure by us or our third-party service providers to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, compliance frameworks with which Okta, Inc. has contractually committed to comply, or any actual or suspected privacy or security incident, even if unfounded, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in investigations and enforcement actions and prosecutions, private litigation (including class action lawsuits), fines, penalties and censure, claims for damages by customers and other affected individuals or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers and other individuals with whom we interact. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be unfair, deceptive or misrepresentative of our practices.
If our platforms are perceived to cause, or are otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, solutions and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platforms. This, in turn, may reduce the value of our service, slow or eliminate the growth of our business or cause our business to contract.
Privacy is a key issue for Okta, Inc. and for our customers. We have attained multiple privacy certifications, such as the Privacy Recognition for Processors and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed solutions, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.

We may face particular privacy, data security and data protection risks due to stringent data protection and privacy laws and increased scrutiny over data transfers.
We are subject to global data protection laws and regulations (“Data Protection Laws”) that may impact how we do business with customers. Data Protection Laws, such as those applicable in the European Union, Canada and certain of its provinces, United Kingdom, Asia and certain states in the United States, have enhanced data protection obligations for companies that handle personal data. Obligations include, for example, expanded disclosures about how personal data is to be used, individual rights in relation to personal data, limitations on retention of personal data, mandatory data breach notification requirements and strict obligations on service providers and restrictions on online marketing and the use of cookies and tracking technologies.
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
Non-compliance with these obligations can trigger significant fines and other penalties. Regulatory bodies can also issue orders to cease or change data processing, enforcement notices and/or assessment notices (for a compulsory audit) and civil claims (including class actions) for compensation or damages. In addition to fines, some U.S. states allow a private right of action. Given the breadth and depth of changes in data protection obligations, complying with these requirements has caused us to expend significant resources, which is likely to continue into the near future as we respond to new interpretations and enforcement actions.
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
The number of people who access the internet through mobile devices and access cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers, has increased significantly in the past several years and is expected to continue to increase. While we have created mobile applications and mobile versions of our solutions that are accessible on third-party application stores, if these mobile applications and solutions do not perform well, our business may suffer. Third-party application stores may also impose new requirements, including, for example, updates to their terms of access or policies on how we or our channel partners must collect, use and share data. Compliance with any such requirements could be costly or burdensome, and could prevent us from timely updating our current mobile applications or distributing new mobile applications. If we fail to comply with these requirements, we could lose access to, or be required to remove our mobile applications from, third-party application stores.
In addition, our solutions interoperate with servers, mobile devices and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. As a result, we depend on the interoperability of our solutions with such third-party services, mobile devices and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies and protocols that we do not control. Past and future changes in such technologies that degrade the functionality of our solutions or give preferential treatment to competitive services have, in the past and could, in the future, adversely affect adoption and usage of our platforms. Any change in our customers’ preference for cloud-based identity management or any shift towards on-premises systems could also adversely affect adoption and usage of our platforms. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing solutions that operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. In addition, we may face different fraud, security and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, or if it is difficult for our customers to access and use our platforms, our business, results of operations and financial condition may be harmed.
Our success also depends on the willingness of third-party developers and technology providers to build applications and provide integrations that are complementary to our service. Without the development of these applications and integrations, both current and potential customers may not find our service sufficiently attractive and our business, results of operations and financial condition could suffer.
Interruptions or delays in the services provided by third-party data centers or internet service providers have, in the past and could, in the future, impair the delivery of our platforms and our business could suffer.
We rely on a number of third-party service providers to operate our services. For example, we host our platforms using AWS data centers and other third-party cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS or other cloud services by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Service interruptions from such infrastructure providers have caused and could in the future cause outages on our platforms. Our solutions use resources operated by us in these locations. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting their infrastructure, including events beyond our control, could negatively affect our platforms, harm our reputation and expose us to liability. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party services we use.
We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our solutions.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services and customer relationship management services. Our business would be disrupted if any of the third-party software or services we use, or functional equivalents, were unavailable due to defects in the software or services from those third parties, or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our solutions to function with such software or services or develop substitutes ourselves, which would result in increased costs and could result in delays in launches or releases of new solutions until equivalent technology can be identified, licensed or developed and integrated into our solutions. Furthermore, we might be forced to limit the features available in our current or future solutions. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.
Real or perceived errors, failures, vulnerabilities or bugs in our solutions, including deployment complexity, have in the past and could, in the future, harm our business and results of operations.
Errors, failures, vulnerabilities or bugs have, in the past and may, in the future, occur in our solutions, especially when updates are deployed or new solutions are rolled out, maintenance patches are applied or infrastructure, architectural or configuration changes are made. In the past, such issues have caused outages for our customers. Our platforms are often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of our solutions, or other aspects of the computing environment into which our solutions are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments may expose errors, failures, vulnerabilities or bugs in our solutions. Any such errors, failures, vulnerabilities or bugs may not be found until after they are deployed to our customers.
We are committed to increasing our transparency with our customers and the public about our solutions and technology. This transparency, which may be more than is expected of companies in our industry, could lead to us publicly disclosing information that we would not otherwise be legally required to disclose, such as errors, failures, vulnerabilities or bugs in our solutions and technology. As a result, we could experience negative publicity that could harm our business. Any real or perceived errors, failures, vulnerabilities or bugs in our solutions or delays in or difficulties implementing our solutions, could also result in: loss, compromise, corruption or other unavailability of customer data; disruptions to our solutions or our customers’ products, systems, networks and operations; loss of business and new customers; loss of or delay in market acceptance of our solutions; a decrease in customer satisfaction or adoption rates; loss of competitive position; or claims by customers for losses sustained by them, all of which could harm our business, results of operations and financial condition.
Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our portfolio, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the Artificial Intelligence Act establishes obligations on the use of AI based on the type of AI and its potential risks to society. Additionally, in the United States, federal and state legislatures and agencies have passed and continue to introduce legal frameworks and rules governing AI. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our solutions may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses as we continue to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.
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
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot ensure that we can license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We have in the past and may, in the future, be subject to infringement claims, which could result in significant damage awards that could harm our results of operations.
There is considerable patent and other intellectual property development activity in our industry, and we expect that software companies will increasingly be subject to infringement claims as the number of solutions and competitors grows, and the functionality of solutions in different industry segments overlaps. In addition, the patent portfolios of many of our competitors are larger than ours, and this disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. Other companies have claimed in the past and may claim in the future, that we infringe upon their intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. Further, we may be unaware of the intellectual property rights of others that may cover some or all of our technology.
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
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as security issues, potential loss of trade secret protection and the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties include provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our platforms or other acts or omissions. From time to time, customers also require us to indemnify or otherwise be liable to them for breach of confidentiality, violation of applicable law, or failure to implement adequate security measures with respect to their data stored, transmitted or accessed using our platforms. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Although we normally contractually limit our liability with respect to such obligations, the existence of such a dispute may have adverse effects on our customer relationship and reputation and we may still incur substantial liability or large indemnity payments. This could significantly increase our operating expenses, require us to restrict our business activities and limit our ability to deliver certain solutions, all of which could require significant time, effort and expense, harm our reputation and customer relationships and negatively affect our business.

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
Today, a vast majority of our customer contracts are denominated in U.S. dollars. Over time, however, an increasing portion of our international customer contracts may be denominated in local currencies. In addition, the majority of our international costs are denominated in local currencies. As a result, fluctuations in the value of the U.S. dollar and foreign currencies, including as a result of, for example, geopolitical events, changes in trade policies, trade restrictions and economic sanctions, or the threat of such actions, and market volatility, may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Noncompliance with the FCPA, other applicable anti-corruption laws or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution and other enforcement actions within the U.S. and internationally, which could have a material adverse effect on our reputation, business, results of operations and financial condition.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our service or could limit our customers’ ability to implement our service in those countries. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our solutions from being provided in violation of such laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
Our international operations may give rise to potentially adverse tax consequences.
We are expanding our international operations and staff to better support our growth into certain international markets. Our corporate structure and associated transfer pricing policies anticipate future growth into certain international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced net cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our solutions and harm our business.
New income, sales, use, value-added or other transaction level taxes, tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely impact our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these additional taxes, existing and potential future customers may elect not to purchase our solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs, as well as the costs of our solutions to our customers. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To satisfy this obligation, we expend significant resources, including accounting-related costs and significant management oversight. If any of these controls and systems do not perform as expected, we may experience material weaknesses or significant deficiencies in our controls. Our controls may also become inadequate because of changes in conditions in our business. We may discover any such weaknesses or deficiencies in the future and be required to restate our financial statements for prior periods.
Ineffective internal controls over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. For example, investors could lose confidence in our reported financial and other information; we could fail to satisfy our SEC, Nasdaq or other reporting obligations, or become subject to sanctions or investigations by regulators; and our the price of our Class A common stock could decline.
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
GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to those referenced in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock may be volatile or may decline.
The trading price of our Class A common stock has been, and in the future may be, subject to substantial volatility and wide fluctuations. For example, from May 1, 2024 through April 30, 2025, the trading price of our Class A common stock has ranged from $70.56 per share to $118.07 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to, the factors described elsewhere in these risk factors as well as:
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies and high-growth, unprofitable companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Our involvement in securities litigation has, in the past and could, in the future, subject us to substantial costs, divert resources and the attention of management from our business and harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 33.3% of the voting power of our capital stock as of April 30, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 30, 2025, our directors, executive officers and their affiliates held in the aggregate 33.3% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2025 and RSUs that are releasable within 60 days of April 30, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and limit the market price of our Class A common stock.
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
•provide that only the Chairperson of our board, our Chief Executive Officer or a majority of our board of directors are authorized to call a special meeting of stockholders;
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
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of April 30, 2025, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through April 30, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and could limit our ability to raise future capital. As of April 30, 2025, the 2025 Notes have been classified as a current liability on our balance sheet due to their upcoming maturity on September 1, 2025.
Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. Our 2025 Notes and 2026 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. We have in the past and may in the future, engage in exchanges, repurchase or induce conversions of the Notes. Holders of the Notes that participate in any of these exchanges, repurchases or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our capped call transactions ("Capped Calls") or their respective affiliates.
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
Our success depends largely upon the continued services of our executive officers and other key employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could harm our business. In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in the desired regions or at all. Our efforts to attract new personnel may be compounded by intensified restriction on travel, changes to immigration policy or the availability of work visas. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in San Francisco, California, and the west coast of the United States contains active earthquake and wildfire zones which have the potential to disrupt our business. Communications systems and infrastructure could be damaged or interrupted at any time due to a major catastrophic event such as an earthquake, hurricane, fire or flood; power loss or a telecommunications failure; an unauthorized or malicious act such as a cyber-attack, war or terrorist attack; a health epidemic; or similar events or disruptions. Such events could result in reputational harm, delays in our application development, breaches of data security and loss of critical data. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, the insurance we maintain may be insufficient to compensate for losses from a major interruption.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended April 30, 2025, the following members of our board of directors or executive officers adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each, a “10b5-1 Plan”):
•Jon Addison, Chief Revenue Officer, adopted a 10b5-1 Plan on April 14, 2025 that provides for the sale of up to 12,000 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs. The 10b5-1 Plan provides for sales from July 14, 2025 until all shares are sold or November 30, 2025, whichever occurs first.
•Brett Tighe, Chief Financial Officer, adopted a 10b5-1 Plan on April 14, 2025 that provides for the sale of up to 40,000 shares of our Class A common stock. The 10b5-1 Plan provides for sales from July 14, 2025 until all shares are sold or October 29, 2025, whichever occurs first.
•Eric Kelleher, President and Chief Operating Officer, adopted a 10b5-1 Plan on April 15, 2025 that provides for the sale of up to 14,552 shares of our Class A common stock, plus an indeterminable number of shares acquired upon the future vesting of RSUs and shares to be purchased through the Company’s Employee Stock Purchase Plan. The 10b5-1 Plan provides for sales lasts from July 15, 2025 until all shares are sold or July 15, 2026, whichever occurs first.
•Todd McKinnon, Chief Executive Officer and chairperson of our board of directors, adopted a 10b5-1 Plan on April 15, 2025 that provides for the sale of up to 40,989 shares of Class A common stock, plus an indeterminable amount of shares to be acquired upon the vesting of RSUs. The 10b5-1 Plan provides for sales from July 21, 2025 until all shares are sold or March 31, 2026, whichever occurs first.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws, as adopted on June 20, 2024.	Exhibit 3.1 to Form 8-K filed on June 24, 2024
10.1#	Okta Fiscal Year 2026 Sales Incentive Terms and Conditions.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its IBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
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

Okta, Inc.

May 27, 2025	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer