Form 10-Q
period 2025-07-31
Okta, Inc.
filed 2025-08-27
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 22, 2025, the number of shares of registrant’s Class A common stock outstanding was 168,459,019 and the number of shares of the registrant’s Class B common stock outstanding was 7,826,862.

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

PART I
Item. 1 Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	July 31, 2025	January 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$876	$409
Short-term investments	1,982	2,114
Accounts receivable, net of allowances of $8 and $4, respectively	417	621
Deferred commissions	150	140
Prepaid expenses and other current assets	141	132
Total current assets	3,566	3,416
Property and equipment, net	39	43
Operating lease right-of-use assets	68	74
Deferred commissions, noncurrent	268	267
Intangible assets, net	104	138
Goodwill	5,448	5,448
Other assets	57	51
Total assets	$9,550	$9,437
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12	$13
Accrued expenses and other current liabilities	90	103
Accrued compensation	136	207
Convertible senior notes, net	859	509
Deferred revenue	1,550	1,691
Total current liabilities	2,647	2,523
Convertible senior notes, net, noncurrent	—	349
Operating lease liabilities, noncurrent	81	94
Deferred revenue, noncurrent	24	27
Other liabilities, noncurrent	44	39
Total liabilities	2,796	3,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 168,437 and 165,650 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,827 and 7,809 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	9,426	9,219
Accumulated other comprehensive income (loss)	1	(12)
Accumulated deficit	(2,673)	(2,802)
Total stockholders’ equity	6,754	6,405
Total liabilities and stockholders' equity	$9,550	$9,437
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription	$711	$632	$1,384	$1,235
Professional services and other	17	14	32	28
Total revenue	728	646	1,416	1,263
Cost of revenue:
Subscription	147	137	283	267
Professional services and other	21	18	40	36
Total cost of revenue	168	155	323	303
Gross profit	560	491	1,093	960
Operating expenses:
Research and development	160	164	314	327
Sales and marketing	246	238	483	474
General and administrative	113	108	216	225
Total operating expenses	519	510	1,013	1,026
Operating income (loss)	41	(19)	80	(66)
Interest expense	(1)	(1)	(2)	(3)
Interest income and other, net	27	29	57	56
Gain on early extinguishment of debt	—	3	—	3
Interest and other, net	26	31	55	56
Income (loss) before provision for (benefit from) income taxes	67	12	135	(10)
Provision for (benefit from) income taxes	—	(17)	6	1
Net income (loss)	$67	$29	$129	$(11)

Net income (loss) per share, basic	$0.38	$0.18	$0.74	$(0.06)
Net income (loss) per share, diluted	$0.37	$0.15	$0.72	$(0.06)

Weighted-average shares used to compute net income (loss) per share, basic	175,460	168,612	174,827	168,045
Weighted-average shares used to compute net income (loss) per share, diluted	180,966	174,443	181,356	168,045

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income (loss)	$67	$29	$129	$(11)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(4)	7	(2)	(1)
Foreign currency translation adjustments	—	3	15	—
Other comprehensive income (loss)	(4)	10	13	(1)
Comprehensive income (loss)	$63	$39	$142	$(12)
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three and Six Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	165,650	$—	7,809	$—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock	1,446	—	166	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(54)	—	—	(54)
Conversion of Class B common stock to Class A common stock	65	—	(65)	—	—	—	—	—
Stock-based compensation	—	—	—	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	62	62
Balances as of April 30, 2025	167,161	$—	7,910	$—	$9,302	$5	$(2,740)	$6,567
Issuance of common stock	1,146	—	47	—	24	—	—	24
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(49)	—	—	(49)
Conversion of Class B common stock to Class A common stock	130	—	(130)	—	—	—	—	—
Settlement of capped calls related to convertible senior notes	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	147	—	—	147
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	67	67
Balances as of July 31, 2025	168,437	—	7,827	—	$9,426	$1	$(2,673)	$6,754

	Three and Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	$—	7,291	$—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	$—	7,291	$—	$8,840	$(17)	$(2,870)	$5,953
Issuance of common stock	1,470	—	172	—	31	—	—	31
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(40)	—	—	(40)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—
Stock-based compensation	—	—	—	—	150	—	—	150
Other comprehensive income	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	29	29
Balances as of July 31, 2024	162,397	—	7,448	—	$8,981	$(7)	$(2,841)	$6,133
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$129	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	272	299
Depreciation and amortization	48	50
Amortization of deferred commissions	76	62
Deferred income taxes	3	(4)
Gain on early extinguishment of debt	—	(3)
Other, net	4	(1)
Changes in operating assets and liabilities:
Accounts receivable	201	181
Deferred commissions	(80)	(59)
Prepaid expenses and other assets	(9)	(82)
Operating lease right-of-use assets	9	10
Accounts payable	(2)	(1)
Accrued compensation	(75)	(55)
Accrued expenses and other liabilities	(11)	33
Operating lease liabilities	(14)	(18)
Deferred revenue	(143)	(96)
Net cash provided by operating activities	408	305
Cash flows from investing activities:
Capitalized software	(5)	(7)
Purchases of property and equipment	(3)	(6)
Purchases of securities available-for-sale and other	(720)	(779)
Proceeds from maturities and redemption of securities available-for-sale	848	808
Proceeds from sales of securities available-for-sale and other	1	2
Payments for business acquisitions, net of cash acquired	(3)	(56)
Net cash provided by (used in) investing activities	118	(38)
Cash flows from financing activities:
Payments for repurchases of convertible senior notes	—	(40)
Taxes paid related to net share settlement of equity awards	(102)	(80)
Proceeds from settlement of capped calls related to convertible senior notes	2	—
Proceeds from stock option exercises	10	9
Proceeds from shares issued in connection with employee stock purchase plan	23	24
Net cash used in financing activities	(67)	(87)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	10	—
Net increase in cash, cash equivalents and restricted cash	469	180
Cash, cash equivalents and restricted cash at beginning of period	415	342
Cash, cash equivalents and restricted cash at end of period	$884	$522
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	$18	$22
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	2	9

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$876	$515
Restricted cash, current included in prepaid expenses and other current assets	2	1
Restricted cash, noncurrent included in other assets	6	6
Total cash, cash equivalents and restricted cash	$884	$522

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
The following table summarizes the Company’s restructuring liability related to the 2025 Restructuring Plan that is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2025	$11
Restructuring charges	—
Cash payments	(11)
Balance as of July 31, 2025	$—
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the estimated fair value of cash equivalents and short-term investments:

	As of July 31, 2025	As of January 31, 2025
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$654	$225
Certificates of deposit (Level 2)	34	23
U.S. treasury securities (Level 2)	6	—
Total cash equivalents	694	248
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,680	1,788
Corporate debt securities	249	281
Certificates of deposit	53	45
Total short-term investments	1,982	2,114
Total	$2,676	$2,362
The following table presents the contractual maturities of the Company’s short-term investments:

As of July 31, 2025
Estimated Fair Value
(dollars in millions)
Due within one year	$1,608
Due between one to five years	374
Total	$1,982
Interest receivable of $24 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025.
There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments as of July 31, 2025 and January 31, 2025.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit related impairments for short-term investments as of July 31, 2025 and January 31, 2025.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of July 31, 2025 and January 31, 2025, the balance of strategic investments was $33 million and $30 million, respectively.
5. Deferred Commissions
Sales commissions capitalized as contract costs totaled $48 million and $33 million for the three months ended July 31, 2025 and 2024, respectively, and $80 million and $59 million for the six months ended July 31, 2025 and 2024, respectively.
Amortization of contract costs totaled $40 million and $32 million for the three months ended July 31, 2025 and 2024, respectively, and $76 million and $62 million for the six months ended July 31, 2025 and 2024, respectively.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $651 million and $578 million, respectively, and $1,144 million and $1,008 million in the six months ended July 31, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $4,152 million as of July 31, 2025. Of this amount, the Company expects to recognize revenue of approximately $2,265 million, or 55%, over the next 12 months, with the balance to be recognized as revenue thereafter.
7. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs. As of July 31, 2025, the 2025 Notes and 2026 Notes are classified as current liabilities due to their upcoming maturities on September 1, 2025 and June 15, 2026, respectively.
The net carrying amount of the Notes consisted of the following:

	As of July 31, 2025	As of January 31, 2025
	(dollars in millions)
2025 Notes:
Principal	$510	$510
Less: unamortized debt issuance costs	—	(1)
Net carrying amount	$510	$509
2026 Notes:
Principal	$350	$350
Less: unamortized debt issuance costs	(1)	(1)
Net carrying amount	$349	$349

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value Measurements
The following table presents the principal amounts and estimated fair values of the Notes, which are not recorded at fair value on the condensed consolidated balance sheets:

	As of July 31, 2025
	Principal Amount	Estimated Fair Value
	(dollars in millions)
2025 Notes	$510	$508
2026 Notes	$350	$336
The estimated fair values of the Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last available trading day of the reporting period.
8. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $5 million and $6 million were issued and outstanding as of July 31, 2025 and January 31, 2025, respectively. No draws have been made under such letters of credit.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
On January 10, 2025, the Company and defendants agreed in principle to the non-monetary terms of a global resolution of the California Federal Derivative Actions, the Delaware Federal Derivative Actions and the Delaware Chancery Actions (collectively, the “Derivative Actions”), and executed a Memorandum of Understanding in connection therewith containing the agreed-upon material, non-monetary terms of the proposed settlement. The parties in the Derivative Actions subsequently agreed that the Company would not oppose a fee award to plaintiffs’ counsel of $2.25 million, which the Company, as part of the final settlement documentation, will agree to cause its D&O insurers to pay. The parties in the Derivative Actions executed a Stipulation of Settlement on June 26, 2025, and the plaintiffs in the consolidated California Federal Derivative Actions filed a motion for preliminary approval of the proposed settlement on July 1, 2025. On August 18, 2025, the court in the consolidated California Federal Derivative Actions granted preliminary approval of the proposed settlement. The proposed settlement remains subject to final approval, and the court in the consolidated California Federal Derivative Actions has set a final settlement approval hearing for October 24, 2025.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(dollars in millions)
Cost of revenue
Subscription	$21	$22	$38	$41
Professional services and other	2	3	5	6
Research and development	51	56	98	119
Sales and marketing	35	36	67	66
General and administrative	35	31	64	67
Total	$144	$148	$272	$299
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of July 31, 2025:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$781	1.9 years
Unvested RSAs	12	1.6 years
ESPP	7	0.5 years
Total	$800
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
10. Income Taxes
For the three months ended July 31, 2025, the Company recorded an insignificant provision for income taxes on pretax income of $67 million. For the six months ended July 31, 2025, the Company recorded a provision for income taxes of $6 million on pretax income of $135 million. The effective tax rate for the three and six months ended July 31, 2025 was approximately 0.5% and 4.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the favorable tax impact of the “One Big Beautiful Bill Act” (the “Act”), the tax effect of foreign operations, and other U.S. federal and state taxes.
The Act was enacted on July 4, 2025. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations. The provisions of the Act have staggered effective dates beginning in 2025 and continuing through 2027.
In accordance with U.S. GAAP, the effects of changes in tax laws are recognized in the period of enactment. As a result, the Company evaluated the impact of the Act on its condensed consolidated financial statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Consequently, the Company’s provision for income tax was computed to reflect the enactment of the Act resulting in a cumulative decrease to income tax expense of $5 million recorded during the three months ended July 31, 2025. This decrease is primarily attributable to the provision, under the Act, for immediate expensing of domestic research and development expenditures.
For the three and six months ended July 31, 2024, the Company recorded a provision for (benefit from) income taxes of $(17) million and $1 million on a pretax income of $12 million and pretax loss of $10 million, respectively. The effective tax rate for the three and six months ended July 31, 2024 was approximately (158.8)% and (2.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, the tax impacts of the Spera Cybersecurity, Inc. and its subsidiary (collectively, “Spera”) integration, and U.S. federal and state taxes.
11. Net Income (Loss) Per Share
The following tables present the calculation of basic and diluted net income (loss) per share. Net income (loss) is reported in millions and rounded from amounts in thousands; as a result, net income (loss) per share may not recalculate exactly due to rounding.

	Three Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$64	$3	$28	$1
Denominator:
Weighted-average shares outstanding, basic	167,615	7,845	161,310	7,302
Net income per share, basic	$0.38	$0.38	$0.18	$0.18

Diluted net income per share:
Numerator:
Net income	$64	$3	$28	$1
Interest and other[1]	—	—	(3)	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	3	—	1	—
Net income, diluted	$67	$3	$26	$1
Denominator:
Number of shares used in basic calculation	167,615	7,845	161,310	7,302
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,642	456	2,289	3,436
Convertible senior notes	2,408	—	106	—
Assumed conversion of Class B to Class A common shares	8,301	—	10,738	—
Number of shares used in diluted calculation	180,966	8,301	174,443	10,738
Net income per share, diluted	$0.37	$0.37	$0.15	$0.12
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$123	$6	$(10)	$(1)
Denominator:
Weighted-average shares outstanding, basic	166,934	7,893	160,749	7,296
Net income (loss) per share, basic	$0.74	$0.74	$(0.06)	$(0.06)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$123	$6	$(10)	$(1)
Interest and other[1]	2	—	—	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	6	—	—	—
Net income (loss), diluted	$131	$6	$(10)	$(1)
Denominator:
Number of shares used in basic calculation	166,934	7,893	160,749	7,296
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,634	621	—	—
Convertible senior notes	3,274	—	—	—
Assumed conversion of Class B to Class A common shares	8,514	—	—	—
Number of shares used in diluted calculation	181,356	8,514	160,749	7,296
Net income (loss) per share, diluted	$0.72	$0.72	$(0.06)	$(0.06)
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(shares in thousands)
Employee share-based awards	1,227	3,021	2,835	15,506
Convertible senior notes	—	5,292	—	5,292
Total	1,227	8,313	2,835	20,798
The Company entered into capped call transactions in connection with the issuance of the convertible senior notes. The effect of the capped calls was also excluded from the calculation of diluted net income per share as the effect of the capped calls would have been anti-dilutive.
12. Subsequent Events
On August 25, 2025, the Company entered into a definitive agreement to acquire Axiom Security Ltd, a privately held company specializing in privileged access management solutions. The acquisition is expected to broaden the Company's privileged access management capabilities. The transaction is expected to close in the third quarter of fiscal 2026, subject to the satisfaction of customary closing conditions and will be financed with cash on hand. The acquisition is not expected to have a material impact to the Company's fiscal 2026 financial results.

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
Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2025, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the six months ended July 31, 2025. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impact of Cybersecurity Incidents
In the past we have experienced cybersecurity incidents, such as the January 2022 incident involving one of our third-party service providers and the October 2023 incident where a threat actor gained unauthorized access to and stole information from our third-party customer support system, that harmed our reputation and customer relations and adversely impacted our financial results. While we expect the impact of these security incidents to adversely affect our future financial performance, we cannot predict the extent of such impact with certainty. Due to the nature of our business, the announcement of any security incidents, even if not significant, could have these impacts.
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
General and Administrative.    General and administrative expenses consist primarily of employee compensation costs for finance, accounting, legal, information technology and human resources personnel. In addition, general and administrative expenses include acquisition and integration-related costs, non-personnel costs, such as legal, accounting and other professional fees, charitable contributions, allocated overhead and all other supporting corporate expenses.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(dollars in millions)
Revenue:
Subscription	$711	$632	$1,384	$1,235
Professional services and other	17	14	32	28
Total revenue	728	646	1,416	1,263
Cost of revenue:
Subscription(1)	147	137	283	267
Professional services and other(1)	21	18	40	36
Total cost of revenue	168	155	323	303
Gross profit	560	491	1,093	960
Operating expenses:
Research and development(1)	160	164	314	327
Sales and marketing(1)	246	238	483	474
General and administrative(1)	113	108	216	225
Total operating expenses	519	510	1,013	1,026
Operating income (loss)	41	(19)	80	(66)
Interest expense	(1)	(1)	(2)	(3)
Interest income and other, net	27	29	57	56
Gain on early extinguishment of debt	—	3	—	3
Interest and other, net	26	31	55	56
Income (loss) before provision for (benefit from) income taxes	67	12	135	(10)
Provision for (benefit from) income taxes	—	(17)	6	1
Net income (loss)	$67	$29	$129	$(11)
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(dollars in millions)
Cost of subscription revenue	$21	$22	$38	$41
Cost of professional services and other revenue	2	3	5	6
Research and development	51	56	98	119
Sales and marketing	35	36	67	66
General and administrative	35	31	64	67
Total stock-based compensation expense	$144	$148	$272	$299

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	21	20	21
Professional services and other	3	3	3	3
Total cost of revenue	23	24	23	24
Gross profit	77	76	77	76
Operating expenses
Research and development	22	25	22	25
Sales and marketing	34	37	34	38
General and administrative	15	17	15	18
Total operating expenses	71	79	71	81
Operating income (loss)	6	(3)	6	(5)
Interest expense	—	—	—	—
Interest income and other, net	3	4	4	4
Gain on early extinguishment of debt	—	1	—	—
Interest and other, net	3	5	4	4
Income (loss) before provision for (benefit from) income taxes	9	2	10	(1)
Provision for (benefit from) income taxes	—	(3)	1	—
Net income (loss)	9%	5%	9%	(1)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Six Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$711	$632	$79	12%
Professional services and other	17	14	3	24
Total revenue	$728	$646	$82	13
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,384	$1,235	$149	12%
Professional services and other	32	28	4	16
Total revenue	$1,416	$1,263	$153	12
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
Three and six months ended
For the three and six months ended July 31, 2025, the increase in subscription revenue was primarily caused by volume-driven increases from new business, which includes new customers and sales of additional solutions to existing customers as reflected in our 106% dollar-based net retention rate as of July 31, 2025 and a 7% increase in customers with annual contract value above $100,000 as detailed in our Key Business Metrics.
For the three and six months ended July 31, 2025, the increase in professional services and other revenue was due to higher bookings associated with professional services.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$147	$137	$10	6%
Professional services and other	21	18	3	17
Total cost of revenue	$168	$155	$13	7
Gross profit	$560	$491	$69	14
Gross margin:
Subscription	80%	78%
Professional services and other	(24)	(31)
Total gross margin	77	76

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$283	$267	$16	5%
Professional services and other	40	36	4	14
Total cost of revenue	$323	$303	$20	6
Gross profit	$1,093	$960	$133	14
Gross margin:
Subscription	80%	78%
Professional services and other	(25)	(28)
Total gross margin	77	76
Three months ended
For the three months ended July 31, 2025, cost of subscription revenue increased primarily due to an increase in labor costs of $6 million and hosting fees of $4 million.
Our gross margin for subscription revenue improved to 80% for the three months ended July 31, 2025 compared to 78% for the three months ended July 31, 2024. The improvement was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the three months ended July 31, 2025, cost of professional services and other revenue increased due to an increase in labor costs.
Our gross margin for professional services and other revenue improved to (24)% for the three months ended July 31, 2025 compared to (31)% for the three months ended July 31, 2024 due to an increase in professional services and other revenue.
Six months ended
For the six months ended July 31, 2025, cost of subscription revenue increased primarily due to an increase in labor costs of $12 million and hosting fees of $6 million, offset by a decrease in stock-based compensation expense of $3 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue improved to 80% for the six months ended July 31, 2025 compared to 78% for the six months ended July 31, 2024. The improvement was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the six months ended July 31, 2025, cost of professional services and other revenue increased due to an increase in labor costs.
Our gross margin for professional services and other revenue improved to (25)% for the six months ended July 31, 2025 compared to (28)% for the six months ended July 31, 2024 due to an increase in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Research and development	$160	$164	$(4)	(2)%
Percentage of revenue	22%	25%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Research and development	$314	$327	$(13)	(4)%
Percentage of revenue	22%	25%
Three months ended
For the three months ended July 31, 2025, research and development expenses decreased due to a reduction in stock-based compensation expense of $5 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.
Six months ended
For the six months ended July 31, 2025, research and development expenses decreased due to a reduction in stock-based compensation expense of $21 million, offset by an increase in labor costs of $7 million.
Sales and Marketing Expenses

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Sales and marketing	$246	$238	$8	4%
Percentage of revenue	34%	37%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Sales and marketing	$483	$474	$9	2%
Percentage of revenue	34%	38%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Three months ended
For the three months ended July 31, 2025, sales and marketing expenses increased due to an increase in labor costs of $8 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
Six months ended
For the six months ended July 31, 2025, sales and marketing expenses increased primarily due to an increase in labor costs of $3 million and travel costs of $3 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
General and administrative	$113	$108	$5	4%
Percentage of revenue	15%	17%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
General and administrative	$216	$225	$(9)	(4)%
Percentage of revenue	15%	18%
Three months ended
For the three months ended July 31, 2025, general and administrative expenses increased primarily due to an increase in stock-based compensation expense of $4 million. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Six months ended
For the six months ended July 31, 2025, general and administrative expenses decreased due to reductions in consulting costs of $6 million and stock-based compensation expense of $3 million. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest and Other, Net

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(1)	$—	(25)%
Interest income and other, net	27	29	(2)	(7)
Gain on early extinguishment of debt	—	3	(3)	(100)
Interest and other, net	$26	$31	$(5)	(17)

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Interest expense	$(2)	$(3)	$1	(18)%
Interest income and other, net	57	56	1	4
Gain on early extinguishment of debt	—	3	(3)	(100)
Interest and other, net	$55	$56	$(1)	(2)
Three and six months ended
For the three and six months ended July 31, 2025, interest and other, net decreased primarily due to the gains on early extinguishment of debt from our repurchases of the convertible senior notes in fiscal 2025.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$—	$(17)	$17	(102)%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$6	$1	$5	2,324%
Three and six months ended
For the three and six months ended July 31, 2025, our provision for (benefit from) income taxes increased by $17 million and $5 million, respectively. These increases are related to the proportion of pre-tax income recognized in the three and six months ended July 31, 2025 relative to the proportion of pre-tax income recognized in the three and six months ended July 31, 2024.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations. The provisions of the Act have staggered effective dates beginning in 2025 and continuing through 2027.
We revised our estimated annual effective tax rate to reflect the changes in the Act. As a result, income tax expense reported for the six months ended July 31, 2025 was computed to reflect the effects of the change in the tax law and resulted in a cumulative decrease to income tax expense of $5 million recorded during the three months

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
ended July 31, 2025. This decrease is largely due to the impact of immediate expensing of domestic research and development expenditures under the Act. We expect the immediate expensing of domestic R&D expenditures to be the most significant impact of the Act, resulting in a reduction in federal and state cash tax payments and income tax expense for the remainder of fiscal year 2026 and future periods.
In addition, certain provisions of the Act, particularly those related to international taxation, are effective beginning in the fiscal period ending January 31, 2027. We are currently evaluating the impact of these provisions on our financial statements and tax positions.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of July 31, 2025 we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	As of July 31,
	2025	2024
	(dollars in millions)
Customers with annual contract value ("ACV") above $100,000	4,945	4,620
Dollar-based net retention rate for the trailing 12 months ended	106%	110%
Current remaining performance obligations	$2,265	$1,995
Remaining performance obligations	$4,152	$3,505
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in annual contract value ("ACV") with us was 4,945 and 4,620 as of July 31, 2025 and 2024, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is primarily attributable to our healthy gross retention, an expansion of users and upselling additional solutions within our existing customers. Larger enterprises often implement a limited initial deployment of our platforms before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of July 31, 2025, compared to July 31, 2024, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,858 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit.
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
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. As of July 31, 2025, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025, and we have elected to settle the principal amount of the 2025 Notes in cash.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock. As of July 31, 2025, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During fiscal 2025, we repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $258 million principal

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
amount of the 2026 Notes for $240 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $19 million. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash, and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. During the three and six months ended July 31, 2025, we unwound and settled in cash a portion of the 2025 and 2026 Capped Calls corresponding to the previously repurchased Notes.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2025, we had deferred revenue of $1,574 million, of which $1,550 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$408	$305
Net cash provided by (used) in investing activities	118	(38)
Net cash used in financing activities	(67)	(87)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	10	—
Net increase in cash, cash equivalents and restricted cash	$469	$180
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the six months ended July 31, 2025, cash provided by operating activities was $408 million, an increase of $103 million compared to the six months ended July 31, 2024. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the six months ended July 31, 2025, cash provided by investing activities was $118 million compared to cash used in investing activities of $38 million during the six months ended July 31, 2024. The change was primarily driven by higher proceeds from maturities and sales of available-for-sale securities, a decrease in purchases of available-for-sale and other securities and a decrease in payments for business acquisitions.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities
During the six months ended July 31, 2025, cash used in financing activities was $67 million, a decrease of $20 million compared to the six months ended July 31, 2024. The decrease was primarily attributable to payments for repurchase of convertible senior notes during the six months ended July 31, 2024, offset by an increase in taxes paid related to net share settlement of equity awards during the six months ended July 31, 2025. The amount of taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the date of settlement.
Material Cash Requirements
Except for the classification of 2026 Notes as a current liability as discussed in Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this report, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the six months ended July 31, 2025 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, United Kingdom and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2025 and 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,858 million as of July 31, 2025, of which $2,676 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. As of July 31, 2025, $510 million principal amount of the 2025 Notes remain outstanding. As of July 31, 2025, the 2025 Notes are classified as current liabilities due to their upcoming maturity on September 1, 2025.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of July 31, 2025, $350 million principal amount of the 2026 Notes remain outstanding. As of July 31, 2025, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32.5% of the voting power of our capital stock as of July 31, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
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
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection, digital services and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. On the U.S. state level, over a dozen states have adopted new or modified privacy and security laws. These laws create a patchwork of legislation and regulation that impose heightened transparency obligations about data collection, use and sharing practices; add restrictions on the “sale” or “sharing” or transfer of personal information to third parties for purposes such as advertising or analytics; create new data privacy rights for consumers including the ability to limit the use of personal information for advertising; and carry significant enforcement penalties for non-compliance, including monetary and injunctive relief. This patchwork may also give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business. In Europe, the General Data Protection Regulation 2016/679 (the “GDPR”) imposes a strict data protection compliance regime in relation to the collection and processing of personal data, and various European and other foreign laws also restrict the use of cookies, tracking technologies and certain marketing activities.
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
Privacy is a key issue for Okta, Inc. and for our customers. We have attained multiple privacy certifications, such as the Data Privacy Network, Privacy Recognition for Processors and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed solutions, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.

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
In addition, new laws are continually being passed and new case law and regulatory guidance means Data Protection Laws are constantly evolving. For example, California recently approved new regulations, and other U.S. states continue to enact Data Protection Laws. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We could incur substantial expense in complying with any new obligations, be required to make significant changes to our business operations or to the development of new or existing solutions, and we may not be able to comply with some of these regulatory developments, all of which may adversely affect our revenues and our business overall.
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
We use internally developed and third-party developed machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our portfolio, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the Artificial Intelligence Act establishes obligations on the use of AI based on the type of AI and its potential risks to society. Additionally, in the United States, federal and state legislatures and agencies have passed and continue to introduce legal frameworks and rules governing AI. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our solutions may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses as we continue to expand generative AI into our product offerings. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed. Furthermore, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.
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
Ineffective internal controls over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. For example, investors could lose confidence in our reported financial and other information; we could fail to satisfy our SEC, Nasdaq or other reporting obligations, or become subject to sanctions or investigations by regulators; and the price of our Class A common stock could decline.
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
The trading price of our Class A common stock has been, and in the future may be, subject to substantial volatility and wide fluctuations. For example, from August 1, 2024 through July 31, 2025, the trading price of our Class A common stock has ranged from $70.56 per share to $127.57 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to, the factors described elsewhere in these risk factors as well as:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32.5% of the voting power of our capital stock as of July 31, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 31, 2025, our directors, executive officers and their affiliates held in the aggregate 32.5% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of July 31, 2025 and RSUs that are releasable within 60 days of July 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion features of the 2025 Notes and the 2026 Notes are triggered, holders of the Notes will be entitled to convert the Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional conversion features of the 2025 Notes were triggered as of January 31, 2021 and the 2025 Notes were convertible at the option of the holders between February 1, 2021 and April 30, 2021; however, as of July 31, 2025, the conditions allowing holders of the 2025 Notes to convert were not met. From the date of issuance through July 31, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.
In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and could limit our ability to raise future capital. As of July 31, 2025, the 2025 Notes and 2026 Notes are classified as current liabilities due to their upcoming maturities on September 1, 2025 and June 15, 2026, respectively.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2025, the following executive officers adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each, a “10b5-1 Plan”):
•Larissa Schwartz, Chief Legal Officer and Corporate Secretary, adopted a 10b5-1 Plan on July 3, 2025 that provides for the sale of up to 14,163 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs. The 10b5-1 Plan provides for sales from October 8, 2025 until all shares are sold or September 30, 2026, whichever occurs first.
•Brett Tighe, Chief Financial Officer, adopted a 10b5-1 Plan on July 15, 2025 that provides for the sale of up to 40,000 shares of our Class A common stock. The 10b5-1 Plan provides for sales from December 8, 2025 until all shares are sold or January 27, 2026, whichever occurs first.

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

Okta, Inc.

August 26, 2025	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer