Form 10-Q
period 2025-10-31
Okta, Inc.
filed 2025-12-03
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 28, 2025, the number of shares of registrant’s Class A common stock outstanding was 169,459,250 and the number of shares of the registrant’s Class B common stock outstanding was 7,770,971.

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

PART I
Item 1. Financial Statements

OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	October 31, 2025	January 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$645	$409
Short-term investments	1,818	2,114
Accounts receivable, net of allowances of $6 and $4, respectively	463	621
Deferred commissions	155	140
Prepaid expenses and other current assets	120	132
Total current assets	3,201	3,416
Property and equipment, net	40	43
Operating lease right-of-use assets	64	74
Deferred commissions, noncurrent	280	267
Intangible assets, net	106	138
Goodwill	5,487	5,448
Other assets	51	51
Total assets	$9,229	$9,437
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13	$13
Accrued expenses and other current liabilities	91	103
Accrued compensation	173	207
Convertible senior notes, net	350	509
Deferred revenue	1,557	1,691
Total current liabilities	2,184	2,523
Convertible senior notes, net, noncurrent	—	349
Operating lease liabilities, noncurrent	73	94
Deferred revenue, noncurrent	29	27
Other liabilities, noncurrent	50	39
Total liabilities	2,336	3,032
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 169,457 and 165,650 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,771 and 7,809 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	9,519	9,219
Accumulated other comprehensive income (loss)	4	(12)
Accumulated deficit	(2,630)	(2,802)
Total stockholders’ equity	6,893	6,405
Total liabilities and stockholders' equity	$9,229	$9,437
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription	$724	$651	$2,108	$1,886
Professional services and other	18	14	50	42
Total revenue	742	665	2,158	1,928
Cost of revenue:
Subscription	147	140	430	407
Professional services and other	23	17	63	53
Total cost of revenue	170	157	493	460
Gross profit	572	508	1,665	1,468
Operating expenses:
Research and development	160	158	474	485
Sales and marketing	271	256	754	730
General and administrative	118	110	334	335
Total operating expenses	549	524	1,562	1,550
Operating income (loss)	23	(16)	103	(82)
Interest expense	(1)	(1)	(3)	(4)
Interest income and other, net	28	26	85	82
Gain on early extinguishment of debt	—	16	—	19
Interest and other, net	27	41	82	97
Income before provision for income taxes	50	25	185	15
Provision for income taxes	7	9	13	10
Net income	$43	$16	$172	$5

Net income per share, basic	$0.24	$0.09	$0.98	$0.03
Net income (loss) per share, diluted	$0.24	$0.00	$0.96	$(0.08)

Weighted-average shares used to compute net income per share, basic	176,524	170,217	175,399	168,775
Weighted-average shares used to compute net income (loss) per share, diluted	178,402	170,673	179,393	169,768

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$43	$16	$172	$5
Other comprehensive income:
Net change in unrealized gains or losses on available-for-sale securities	2	2	—	1
Foreign currency translation adjustments	1	2	16	2
Other comprehensive income	3	4	16	3
Comprehensive income	$46	$20	$188	$8
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three and Nine Months Ended October 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	165,650	—	7,809	—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock	1,446	—	166	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(54)	—	—	(54)
Conversion of Class B common stock to Class A common stock	65	—	(65)	—	—	—	—	—
Stock-based compensation	—	—	—	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	62	62
Balances as of April 30, 2025	167,161	—	7,910	—	$9,302	$5	$(2,740)	$6,567
Issuance of common stock	1,146	—	47	—	24	—	—	24
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(49)	—	—	(49)
Conversion of Class B common stock to Class A common stock	130	—	(130)	—	—	—	—	—
Settlement of capped calls related to convertible senior notes	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	147	—	—	147
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	67	67
Balances as of July 31, 2025	168,437	—	7,827	—	$9,426	$1	$(2,673)	$6,754
Issuance of common stock	947	—	17	—	1	—	—	1
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(46)	—	—	(46)
Conversion of Class B common stock to Class A common stock	73	—	(73)	—	—	—	—	—
Stock-based compensation	—	—	—	—	138	—	—	138
Other comprehensive income	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	43	43
Balances as of October 31, 2025	169,457	—	7,771	—	$9,519	$4	$(2,630)	$6,893

	Three and Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	159,835	—	7,291	—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock	1,077	—	—	—	6	—	—	6
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	152	—	—	152
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(40)	(40)
Balances as of April 30, 2024	160,912	—	7,291	—	$8,840	$(17)	$(2,870)	$5,953
Issuance of common stock	1,470	—	172	—	31	—	—	31
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(40)	—	—	(40)
Conversion of Class B common stock to Class A common stock	15	—	(15)	—	—	—	—	—
Stock-based compensation	—	—	—	—	150	—	—	150
Other comprehensive income	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	29	29
Balances as of July 31, 2024	162,397	—	7,448	—	$8,981	$(7)	$(2,841)	$6,133
Issuance of common stock	1,205	—	302	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	135	—	—	135
Other comprehensive income	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	16	16
Balances as of October 31, 2024	163,602	—	7,750	—	$9,093	$(3)	$(2,825)	$6,265
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$172	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	410	434
Depreciation and amortization	72	73
Amortization of deferred commissions	117	95
Deferred income taxes	7	(2)
Gain on early extinguishment of debt	—	(19)
Other, net	3	(1)
Changes in operating assets and liabilities:
Accounts receivable	154	94
Deferred commissions	(138)	(97)
Prepaid expenses and other assets	17	(60)
Operating lease right-of-use assets	14	16
Accounts payable	(1)	(1)
Accrued compensation	(38)	(21)
Accrued expenses and other liabilities	(9)	44
Operating lease liabilities	(22)	(26)
Deferred revenue	(132)	(70)
Net cash provided by operating activities	626	464
Cash flows from investing activities:
Capitalized software	(8)	(11)
Purchases of property and equipment	(7)	(7)
Purchases of securities available-for-sale and other	(1,056)	(1,253)
Proceeds from maturities and redemption of securities available-for-sale	1,347	1,187
Proceeds from sales of securities available-for-sale and other	3	3
Payments for business acquisitions, net of cash acquired	(56)	(56)
Net cash provided by (used in) investing activities	223	(137)
Cash flows from financing activities:
Payments upon maturity and repurchases of convertible senior notes	(510)	(280)
Taxes paid related to net share settlement of equity awards	(148)	(113)
Proceeds from settlement of capped calls related to convertible senior notes	2	—
Proceeds from stock option exercises	11	17
Proceeds from shares issued in connection with employee stock purchase plan	23	24
Net cash used in financing activities	(622)	(352)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	9	1
Net increase (decrease) in cash, cash equivalents and restricted cash	236	(24)
Cash, cash equivalents and restricted cash at beginning of period	415	342
Cash, cash equivalents and restricted cash at end of period	$651	$318
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	$28	$31
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	3	9

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$645	$310
Restricted cash, current included in prepaid expenses and other current assets	—	2
Restricted cash, noncurrent included in other assets	6	6
Total cash, cash equivalents and restricted cash	$651	$318

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
The Company’s chief operating decision maker ("CODM") is the chief executive officer. The CODM utilizes consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company's overall performance and inform resource allocation to support strategic priorities and capital allocation needs. The profit and loss measure most consistent with GAAP used by the CODM is consolidated net income.
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
In September 2025, the FASB issued guidance to modernize the accounting for internal-use software costs to current development practices, clarifying when to begin capitalizing costs, and enhancing disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. Entities can adopt the new standard using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance, including the timing of adoption (early or standard) and the selection of an appropriate transition method.
3. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
In estimating fair value, the Company uses a three-tier fair value hierarchy as follows:
•Level 1 — Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2 — Valuations based on other inputs that are directly or indirectly observable in the marketplace.
•Level 3 — Valuations based on unobservable inputs that are supported by little or no market activity.
The following tables present the estimated fair value of cash equivalents and short-term investments:

	As of October 31, 2025	As of January 31, 2025
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$422	$225
Certificates of deposit (Level 2)	—	23
Total cash equivalents	422	248
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,517	1,788
Corporate debt securities	239	281
Certificates of deposit	62	45
Total short-term investments	1,818	2,114
Total	$2,240	$2,362

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the contractual maturities of the Company’s short-term investments:

As of October 31, 2025
Estimated Fair Value
(dollars in millions)
Due within one year	$1,511
Due between one to five years	307
Total	$1,818
Interest receivable of $22 million and $24 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively.
There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments as of October 31, 2025 and January 31, 2025.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit related impairments for short-term investments as of October 31, 2025 and January 31, 2025.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of October 31, 2025 and January 31, 2025, the balance of strategic investments was $32 million and $30 million, respectively.
4. Deferred Commissions
Sales commissions capitalized as contract costs totaled $58 million and $37 million for the three months ended October 31, 2025 and 2024, respectively, and $138 million and $97 million for the nine months ended October 31, 2025 and 2024, respectively.
Amortization of contract costs totaled $41 million and $33 million for the three months ended October 31, 2025 and 2024, respectively, and $117 million and $95 million for the nine months ended October 31, 2025 and 2024, respectively.
5. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended October 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $665 million and $597 million, respectively, and $1,495 million and $1,312 million in the nine months ended October 31, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $4,292 million as of October 31, 2025. Of this amount, the Company expects to recognize revenue of approximately $2,328 million, or 54%, over the next 12 months, with the balance to be recognized as revenue thereafter.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Convertible Senior Notes, Net
Convertible Senior Notes
The 2025 convertible senior notes (“2025 Notes”) and the 2026 convertible senior notes (“2026 Notes” and together with the 2025 Notes, the “Notes”) are recorded at face value less unamortized debt issuance costs. As of October 31, 2025, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026. The 2025 Notes matured on September 1, 2025, and the Company settled the full remaining $510 million principal amount outstanding in cash.
Fair Value Measurements
As of October 31, 2025, the estimated fair value of the 2026 Notes, which are not recorded at fair value on the condensed consolidated balance sheets, was $341 million.
The estimated fair value of the 2026 Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last available trading day of the reporting period.
7. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $5 million and $6 million were issued and outstanding as of October 31, 2025 and January 31, 2025, respectively. No draws have been made under such letters of credit.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
On January 10, 2025, the Company and defendants agreed in principle to the non-monetary terms of a global resolution of the California Federal Derivative Actions, the Delaware Federal Derivative Actions and the Delaware Chancery Actions (collectively, the “Derivative Actions”), and executed a Memorandum of Understanding in connection therewith containing the agreed-upon material, non-monetary terms of the proposed settlement. The parties in the Derivative Actions subsequently agreed that the Company would not oppose a fee award to plaintiffs’ counsel of $2.25 million, which the Company, as part of the final settlement documentation, will agree to cause its D&O insurers to pay. The parties in the Derivative Actions executed a Stipulation of Settlement on June 26, 2025, and the plaintiffs in the consolidated California Federal Derivative Actions filed a motion for preliminary approval of the proposed settlement on July 1, 2025. On August 18, 2025, the court in the consolidated California Federal Derivative Actions granted preliminary approval of the proposed settlement. On October 22, 2025, the court in the consolidated California Federal Derivative Actions granted final approval of the settlement and entered a judgment dismissing the consolidated California Federal Derivative Actions with prejudice. On November 24, 2025, the court in the Delaware Federal Derivative Actions entered orders dismissing those actions with prejudice pursuant to the terms of the settlement. On November 24, 2025, the plaintiffs in the Delaware Chancery Actions filed a notice of voluntary dismissal, requesting that the action be dismissed with prejudice pursuant to the terms of the settlement.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Employee Incentive Plans
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(dollars in millions)
Cost of revenue
Subscription	$19	$20	$57	$61
Professional services and other	3	3	8	9
Research and development	49	49	147	168
Sales and marketing	33	33	100	99
General and administrative	34	30	98	97
Total	$138	$135	$410	$434
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of October 31, 2025:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$664	1.8 years
Unvested RSAs	22	2.1 years
ESPP	3	0.3 years
Total	$689
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
9. Income Taxes
For the three and nine months ended October 31, 2025, the Company recorded a provision for income taxes of $7 million and $13 million on pretax income of $50 million and $185 million, respectively. The effective tax rate for the three and nine months ended October 31, 2025 was approximately 14.0% and 7.1%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the favorable tax impact of the “One Big Beautiful Bill Act” (the “Act”), the tax effect of foreign operations, and U.S. federal and state taxes.
The Act was enacted on July 4, 2025. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
derived from foreign operations. The provisions of the Act have staggered effective dates beginning in 2025 and continuing through 2027. The Company revised its estimated annual effective tax rate upon enactment of the changes in the Act.
For the three and nine months ended October 31, 2024, the Company recorded a provision for income taxes of $9 million and $10 million on a pretax income of $25 million and $15 million, respectively. The effective tax rate for the three and nine months ended October 31, 2024 was approximately 40.4% and 69.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, the tax impacts of the Spera Cybersecurity, Inc. and its subsidiary (collectively, “Spera”) integration, and U.S. federal and state taxes.
10. Net Income (Loss) Per Share
The following tables present the calculation of basic and diluted net income (loss) per share. Net income (loss) is reported in millions and rounded from amounts in thousands; as a result, net income (loss) per share may not recalculate exactly due to rounding.

	Three Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$41	$2	$15	$1
Denominator:
Weighted-average shares outstanding, basic	168,720	7,804	162,681	7,536
Net income per share, basic	$0.24	$0.24	$0.09	$0.09

Diluted net income per share:
Numerator:
Net income	$41	$2	$15	$1
Interest and other[1]	—	—	(15)	(1)
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	2	—	—	—
Net income, diluted	$43	$2	$—	$—
Denominator:
Number of shares used in basic calculation	168,720	7,804	162,681	7,536
Weighted-average effect of diluted securities related to:
Employee share-based awards	1,529	349	—	—
Convertible senior notes	—	—	456	—
Assumed conversion of Class B to Class A common shares	8,153	—	—	—
Number of shares used in diluted calculation	178,402	8,153	163,137	7,536
Net income per share, diluted	$0.24	$0.24	$0.00	$0.00
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$164	$8	$5	$—
Denominator:
Weighted-average shares outstanding, basic	167,513	7,886	161,398	7,377
Net income per share, basic	$0.98	$0.98	$0.03	$0.03

Diluted net income (loss) per share:
Numerator:
Net income	$164	$8	$5	$—
Interest and other[1]	1	—	(17)	(1)
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	8	—	—	—
Net income (loss), diluted	$173	$8	$(12)	$(1)
Denominator:
Number of shares used in basic calculation	167,513	7,886	161,398	7,377
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,265	531	—	—
Convertible senior notes	1,198	—	993	—
Assumed conversion of Class B to Class A common shares	8,417	—	—	—
Number of shares used in diluted calculation	179,393	8,417	162,391	7,377
Net income (loss) per share, diluted	$0.96	$0.96	$(0.08)	$(0.08)
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(shares in thousands)
Employee share-based awards	3,623	13,444	3,098	13,444
Convertible senior notes	1,468	4,170	1,468	4,170
Total	5,091	17,614	4,566	17,614
The Company entered into capped call transactions in connection with the issuance of the convertible senior notes. The effect of the capped calls was also excluded from the calculation of diluted net income per share as the effect of the capped calls would have been anti-dilutive.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Business Combinations
On September 4, 2025, the Company acquired all of the outstanding equity of Axiom Security Ltd (“Axiom”), a privately held company specializing in privileged access management solutions. The acquisition of Axiom is expected to broaden the Company's privileged access management capabilities. The acquisition date fair value of purchase consideration of $54 million was paid in cash. The Axiom acquisition was accounted for as a business combination.
The Company preliminarily recorded $16 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $40 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Axiom’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates through the measurement period.
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
Our customers consist of leading global organizations ranging from the largest enterprises, to small and medium-sized businesses, universities, non-profits and government agencies. We also partner with leading application, IT infrastructure and security vendors through our Okta Integration Network. As of October 31, 2025, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for the nine months ended October 31, 2025. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.

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
Impact of Current Economic Conditions
Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, changing interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations and overall financial position remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(dollars in millions)
Revenue:
Subscription	$724	$651	$2,108	$1,886
Professional services and other	18	14	50	42
Total revenue	742	665	2,158	1,928
Cost of revenue:
Subscription(1)	147	140	430	407
Professional services and other(1)	23	17	63	53
Total cost of revenue	170	157	493	460
Gross profit	572	508	1,665	1,468
Operating expenses:
Research and development(1)	160	158	474	485
Sales and marketing(1)	271	256	754	730
General and administrative(1)	118	110	334	335
Total operating expenses	549	524	1,562	1,550
Operating income (loss)	23	(16)	103	(82)
Interest expense	(1)	(1)	(3)	(4)
Interest income and other, net	28	26	85	82
Gain on early extinguishment of debt	—	16	—	19
Interest and other, net	27	41	82	97
Income before provision for income taxes	50	25	185	15
Provision for income taxes	7	9	13	10
Net income	$43	$16	$172	$5
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(dollars in millions)
Cost of subscription revenue	$19	$20	$57	$61
Cost of professional services and other revenue	3	3	8	9
Research and development	49	49	147	168
Sales and marketing	33	33	100	99
General and administrative	34	30	98	97
Total stock-based compensation expense	$138	$135	$410	$434

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	21	20	21
Professional services and other	3	3	3	3
Total cost of revenue	23	24	23	24
Gross profit	77	76	77	76
Operating expenses
Research and development	22	23	22	25
Sales and marketing	36	38	35	38
General and administrative	16	17	15	17
Total operating expenses	74	78	72	80
Operating income (loss)	3	(2)	5	(4)
Interest expense	—	—	—	—
Interest income and other, net	4	4	4	4
Gain on early extinguishment of debt	—	2	—	1
Interest and other, net	4	6	4	5
Income before provision for income taxes	7	4	9	1
Provision for income taxes	1	2	1	1
Net income	6%	2%	8%	—%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Nine Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$724	$651	$73	11%
Professional services and other	18	14	4	31
Total revenue	$742	$665	$77	12
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$2,108	$1,886	$222	12%
Professional services and other	50	42	8	21
Total revenue	$2,158	$1,928	$230	12
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
Three and nine months ended
For the three and nine months ended October 31, 2025, the increase in subscription revenue was primarily caused by volume-driven increases from new business, which includes new customers and sales of additional solutions to existing customers as reflected in our 106% dollar-based net retention rate as of October 31, 2025 and a 7% increase in customers with annual contract value above $100,000 as detailed in our Key Business Metrics.
For the three and nine months ended October 31, 2025, the increase in professional services and other revenue was due to higher bookings associated with professional services.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$147	$140	$7	6%
Professional services and other	23	17	6	30
Total cost of revenue	$170	$157	$13	8
Gross profit	$572	$508	$64	13
Gross margin:
Subscription	80%	78%
Professional services and other	(22)	(23)
Total gross margin	77	76

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$430	$407	$23	6%
Professional services and other	63	53	10	19
Total cost of revenue	$493	$460	$33	7
Gross profit	$1,665	$1,468	$197	13
Gross margin:
Subscription	80%	78%
Professional services and other	(24)	(26)
Total gross margin	77	76
Three months ended
For the three months ended October 31, 2025, cost of subscription revenue increased primarily due to an increase in labor costs of $4 million and hosting fees of $3 million.
Our gross margin for subscription revenue improved to 80% for the three months ended October 31, 2025 compared to 78% for the three months ended October 31, 2024. The improvement was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the three months ended October 31, 2025, cost of professional services and other revenue increased due to an increase in labor costs.
Our gross margin for professional services and other revenue improved to (22)% for the three months ended October 31, 2025 compared to (23)% for the three months ended October 31, 2024 due to an increase in professional services and other revenue.
Nine months ended
For the nine months ended October 31, 2025, cost of subscription revenue increased primarily due to an increase in labor costs of $16 million, hosting fees of $9 million, and software costs of $7 million offset by decreases in consulting costs of $6 million and stock-based compensation expense of $4 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for subscription revenue improved to 80% for the nine months ended October 31, 2025 compared to 78% for the nine months ended October 31, 2024. The improvement was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For the nine months ended October 31, 2025, cost of professional services and other revenue increased due to an increase in labor costs.
Our gross margin for professional services and other revenue improved to (24)% for the nine months ended October 31, 2025 compared to (26)% for the nine months ended October 31, 2024 due to an increase in professional services and other revenue.
Operating Expenses
Research and Development Expenses

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Research and development	$160	$158	$2	2%
Percentage of revenue	22%	23%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Research and development	$474	$485	$(11)	(2)%
Percentage of revenue	22%	25%
Three months ended
For the three months ended October 31, 2025, research and development expenses increased due to an increase in labor costs. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.
Nine months ended
For the nine months ended October 31, 2025, research and development expenses decreased due to a reduction in stock-based compensation expense of $21 million, offset by an increase in labor costs of $10 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Sales and Marketing Expenses

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Sales and marketing	$271	$256	$15	6%
Percentage of revenue	36%	38%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Sales and marketing	$754	$730	$24	3%
Percentage of revenue	35%	38%
Three months ended
For the three months ended October 31, 2025, sales and marketing expenses increased primarily due to increases in labor costs of $8 million and travel costs of $3 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
Nine months ended
For the nine months ended October 31, 2025, sales and marketing expenses increased primarily due to increases in labor costs of $11 million, travel costs of $6 million and marketing costs of $3 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
General and administrative	$118	$110	$8	8%
Percentage of revenue	16%	17%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
General and administrative	$334	$335	$(1)	—%
Percentage of revenue	15%	17%
Three months ended
For the three months ended October 31, 2025, general and administrative expenses increased primarily due to an increase in stock-based compensation expense of $4 million and travel costs of $2 million. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Nine months ended
For the nine months ended October 31, 2025, general and administrative expenses decreased primarily due

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
to reductions in consulting costs of $7 million offset by an increase in labor costs of $9 million. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Interest and Other, Net

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(1)	$—	(34)%
Interest income and other, net	28	26	2	2
Gain on early extinguishment of debt	—	16	(16)	(100)
Interest and other, net	$27	$41	$(14)	(35)

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Interest expense	$(3)	$(4)	$1	(23)%
Interest income and other, net	85	82	3	3
Gain on early extinguishment of debt	—	19	(19)	(100)
Interest and other, net	$82	$97	$(15)	(16)
Three and nine months ended
For the three and nine months ended October 31, 2025, interest and other, net decreased primarily due to the gains on early extinguishment of debt from our repurchases of the convertible senior notes in fiscal 2025.
Provision for Income Taxes

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$7	$9	$(2)	(33)%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$13	$10	$3	24%
Three and nine months ended
For the three and nine months ended October 31, 2025, our provision for income taxes decreased by $2 million and increased by $3 million, respectively. These changes are related to the proportion of pre-tax income recognized in the three and nine months ended October 31, 2025 relative to the proportion of pre-tax results recognized in the three and nine months ended October 31, 2024.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
We revised our estimated annual effective tax rate upon enactment of the Act. As a result, income tax expense reported for the periods presented was computed to reflect the effects of the change in the tax law. We expect the immediate expensing of domestic R&D expenditures to be the most significant impact of the Act, resulting in a reduction in federal and state cash tax payments and income tax expense for the remainder of fiscal year 2026 and future periods.
In addition, certain provisions of the Act, particularly those related to international taxation, are effective beginning in the fiscal period ending January 31, 2027. We are currently evaluating the impact of these provisions on our financial statements and tax positions.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of October 31, 2025 we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	As of October 31,
	2025	2024
	(dollars in millions)
Customers with annual contract value ("ACV") above $100,000	5,030	4,705
Dollar-based net retention rate for the trailing 12 months ended	106%	108%
Current remaining performance obligations	$2,328	$2,062
Remaining performance obligations	$4,292	$3,659
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in annual contract value ("ACV") with us was 5,030 and 4,705 as of October 31, 2025 and 2024, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is primarily attributable to our healthy gross retention, an expansion of users and upselling additional solutions within our existing customers. Larger enterprises often implement a limited initial deployment of our platforms before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of October 31, 2025, compared to October 31, 2024, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,463 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit.
Recent macroeconomic events, including changes in interest rates, global inflation and bank failures, have led to further economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across large financial institutions. In addition, we have policy restrictions in place on the types of securities that can be purchased as part of our available-for-sale securities portfolio. These restrictions take credit quality, liquidity and diversification into consideration among other criteria. We continue to monitor the impacts of this situation; however, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us.
In September 2019, we completed our private offering of the 2025 Notes due on September 1, 2025 and received aggregate gross proceeds of $1,060 million. The interest rate on the 2025 Notes is fixed at 0.125% per year and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. In connection with the 2025 Notes, we used a portion of the proceeds to enter into capped call transactions ("2025 Capped Calls") with respect to our Class A common stock. The 2025 Notes matured on September 1, 2025, and we settled in full the principal amount outstanding in cash and the associated remaining outstanding 2025 Capped Calls expired unexercised.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions ("2026 Capped Calls") with respect to our Class A common stock. As of October 31, 2025, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.
In the ordinary course of our business, we may, at any time and from time to time, seek to extinguish our outstanding Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the Notes, our liquidity requirements, legal and contractual restrictions and other factors. During fiscal 2025, we

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
repurchased $42 million principal amount of the 2025 Notes for $40 million in cash, and $258 million principal amount of the 2026 Notes for $240 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $19 million. During fiscal 2024, we repurchased $508 million principal amount of the 2025 Notes for $462 million in cash, and $542 million principal amount of the 2026 Notes for $475 million in cash, which resulted in an aggregate gain on early extinguishment of debt of $106 million. During the nine months ended October 31, 2025, we unwound and settled in cash a portion of the 2025 and 2026 Capped Calls corresponding to the previously repurchased Notes.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2025, we had deferred revenue of $1,586 million, of which $1,557 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$626	$464
Net cash provided by (used) in investing activities	223	(137)
Net cash used in financing activities	(622)	(352)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	9	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$236	$(24)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the nine months ended October 31, 2025, cash provided by operating activities was $626 million, an increase of $162 million compared to the nine months ended October 31, 2024. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the nine months ended October 31, 2025, cash provided by investing activities was $223 million compared to cash used in investing activities of $137 million during the nine months ended October 31, 2024. The

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
change was primarily driven by higher proceeds from maturities and redemption of available-for-sale securities and a decrease in purchases of available-for-sale and other securities.
Financing Activities
During the nine months ended October 31, 2025, cash used in financing activities was $622 million, an increase of $270 million compared to the nine months ended October 31, 2024. The increase was primarily attributable to an increase in payments upon maturity and repurchase of convertible senior notes and an increase in taxes paid related to net share settlement of equity awards. The amount of taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the date of settlement.
Material Cash Requirements
Except for the maturity and cash settlement of the 2025 Notes and the classification of 2026 Notes as a current liability as discussed in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this report, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the nine months ended October 31, 2025 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, United Kingdom and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended October 31, 2025 and 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,463 million as of October 31, 2025, of which $2,240 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In September 2019, we issued the 2025 Notes due September 1, 2025 with a principal amount of $1,060 million. Concurrently with the issuance of the 2025 Notes, we entered into separate capped call transactions. The 2025 Capped Calls were completed to reduce the potential dilution from the conversion of the 2025 Notes. The 2025 Notes matured on September 1, 2025 and we settled in full the outstanding principal amount in cash and the remaining outstanding 2025 Capped Calls expired unexercised.
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of October 31, 2025, $350 million principal amount of the 2026 Notes remain outstanding. As of October 31, 2025, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.
The 2026 Notes have a fixed annual interest rate of 0.375%; accordingly, we do not have economic interest rate exposure on the 2026 Notes. However, the fair value of the 2026 Notes is exposed to interest rate risk. Generally, the fair market value of the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2026 Notes in an over-the-counter market on the last available trading day of the reporting period. See Note 6 to our condensed consolidated financial statements “Convertible Senior Notes, Net” for additional information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Matters” in Note 7 to our condensed consolidated financial statements, “Commitments and Contingencies” is incorporated by reference herein.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32.2% of the voting power of our capital stock as of October 31, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
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
The trading price of our Class A common stock has been, and in the future may be, subject to substantial volatility and wide fluctuations. For example, from November 1, 2024 through October 31, 2025, the trading price of our Class A common stock has ranged from $70.92 per share to $127.57 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to, the factors described elsewhere in these risk factors as well as:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32.2% of the voting power of our capital stock as of October 31, 2025. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 31, 2025, our directors, executive officers and their affiliates held in the aggregate 32.2% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of October 31, 2025 and RSUs that are releasable within 60 days of October 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Furthermore, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of the 2026 Notes (as defined below). If we elect to satisfy our conversion obligation on the 2026 Notes solely in shares of our Class A common stock upon conversion of the 2026 Notes, we will be required to deliver the shares of our Class A common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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
We have issued convertible notes due in 2026 (“2026 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance or raise any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the 2026 Notes or to repurchase them for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2026 Notes or to repurchase the 2026 Notes.
Holders of the 2026 Notes have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (as defined in the indentures governing their respective Notes) at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes surrendered or those being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the 2026 Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 2026 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions.
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
The conversion features of the 2026 Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion features of the 2026 Notes are triggered, holders of the 2026 Notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From the date of issuance through October 31, 2025, the conditions allowing holders of the 2026 Notes to convert were not met. As of October 31, 2025, the 2026 Notes are classified as a current liability due to their upcoming maturity on June 15, 2026.
Transactions relating to the 2026 Notes may affect the value of our Class A common stock.
The conversion of some or all of the 2026 Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such notes. Our 2026 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of the 2026 Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. We have in the past and may in the future, engage in exchanges, repurchase or induce conversions of the 2026 Notes. Holders of the 2026 Notes that participate in any of these exchanges, repurchases or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the 2026 Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our capped call transactions ("Capped Calls") or their respective affiliates.
In addition, in connection with the issuance of the 2026 Notes, we entered into Capped Calls with certain financial institutions (the “Option Counterparties”). The Capped Calls are generally expected to reduce potential dilution to our Class A common stock upon any conversion or settlement of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. If we unwind the Capped Calls in connection with 2026 Notes repurchases or otherwise, we would lose the anti-dilutive impact of any unwound Capped Calls.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes. This activity could cause a decrease in the market price of our Class A common stock.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On October 14, 2025, Shibu Ninan, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each, a “10b5-1 Plan”). The 10b5-1 Plan provides for the sale of up to 5,016 shares of our Class A common stock from January 13, 2026 until all shares are sold or April 15, 2026, whichever occurs first.
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

Okta, Inc.

December 2, 2025	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer