Form 10-K
period 2026-01-31
Okta, Inc.
filed 2026-03-05
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of the stock of the Registrant as of July 31, 2025 (based on a closing price of $97.80 per share) held by non-affiliates was approximately $16.4 billion. As of February 27, 2026, there were 169,200,461 shares of the Registrant’s Class A Common Stock and 7,687,471 shares of the Registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2026.

Okta, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2026

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements include these identifying words.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses;
•trends in our key business metrics;
•the impact of general economic, business and market conditions, including economic downturns or recessions, market volatility, geopolitical events, inflation and interest rates, and foreign currency fluctuations;
•our ability to retain and sell additional solutions to existing customers;
•our growth strategy and ability to compete;
•our ability to keep pace with technological change and evolving industry standards;
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
•our ability to release the valuation allowance on our deferred tax assets in the United States;
•the attraction and retention of qualified employees and key personnel;
•the impact of recent accounting pronouncements on our financial statements; and
•our ability to successfully defend litigation or other claims brought against us.
These forward-looking statements are made as of the date they were first issued and are based on current expectations and assumptions that are subject to a number of risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but not limited to, those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations” in this Annual Report on Form 10-K, as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I
Item 1. Business
Overview
We are the leading independent identity partner. Our vision is to free everyone to safely use any technology, and we believe identity is the key to making that happen. Our purpose is to bring simple and secure digital access to people and organizations everywhere. Our Okta Platform and Auth0 Platform enable our customers to securely connect the right people to the right technologies and services at the right time.
Identity is becoming the most critical layer of an organization’s security. The acceleration of digital transformation, cloud adoption and the evolving security threat landscape continue to drive a shift in how organizations securely manage the identity of their employees, contractors and partners. As organizations shift from network-based security models to a Zero Trust security model focused on adaptive and context-aware controls, identity has become the most reliable way to manage user access and protect digital assets.
In addition to these established drivers, the emergence of artificial intelligence (“AI”) and the deployment of AI agents may, over time, create new opportunities for identity management. We see a potential long-term opportunity for our platforms to serve as a unified, independent control plane for non-human identities (“NHIs”) and AI agents, a distinct class of identity that requires authenticated, secure access to sensitive resources at a scale and speed exceeding traditional security models designed for human users. While adoption is in its early stages, we believe the inherent challenges of governing NHIs and agentic identities may drive increased demand for our solutions as these technologies and customer adoption continue to mature.
Our platforms help organizations effectively harness the power of cloud, mobile, web, and AI technologies by securing and governing users and connecting them with the applications and technology they need. Every day, thousands of organizations and millions of people use our platforms to securely access a wide range of cloud, mobile, web and Software-as-a-Service (“SaaS”) applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers, and services from a multitude of devices. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and NHIs to the applications they need to do their most important work. We are expanding these capabilities to include AI agents with the introduction of new product offerings currently in development and early access. Developers leverage our Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, AI agents into the software they build, allowing them to innovate and focus on their core mission. Our approach to customer identity provides organizations with the scale, interoperability, extensibility and security they need to secure and scale agentic and traditional applications from pilot to production with seamless and private experiences that serve a wide variety of users, from customers to citizens. As we add new customers, users, developers and integrations to our platforms, our business, customers, partners and users benefit from powerful network effects that increase the value and security of our solutions.
As of January 31, 2026, more than 20,000 customers across nearly every industry used our solutions to secure and manage identities around the world. These customers consist of leading global organizations ranging from the largest enterprises to small- and medium-sized businesses, universities, nonprofits and government agencies. We partner with a broad range of application, IT infrastructure and security vendors through our Okta Integration Network. As of January 31, 2026, we had over 7,000 integrations with these cloud, mobile and web applications, and IT infrastructure and security vendors.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on attracting and retaining our customers by building on and increasing the value we provide to them over time. This commitment to our customers’ success helps drive increased customer investment in the number of users of our Okta Platform and Auth0 Platform and adoption of our additional product offerings. We sell our product offerings directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including cloud marketplaces, resellers, system integrators, and other distribution partners.
Our Platforms
We offer independent and neutral cloud-based identity solutions that allow our customers to integrate with nearly any application, service or cloud that they choose through our secure, reliable, and scalable platforms. Our technological neutrality allows our customers to adopt the best technologies easily, and our two platforms are designed to securely connect users to the technology that they choose. We prioritize the compatibility of our platforms with public clouds, on-premises infrastructures and hybrid clouds. Our platforms are traditionally used by organizations in two distinct ways: “workforce identity”, supported by our Okta Platform, to manage and secure employees, contractors and partners; and “customer identity”, supported by both our Okta Platform and Auth0 Platform, to secure customers.
We are extending our platforms to address the unique identity security challenges posed by AI agents. Okta for AI Agents, currently available in early access, provides governance and visibility for AI agents through the Okta Platform. Auth0 for AI Agents enables developers to leverage the Auth0 Platform to secure and scale agentic applications from pilot to production. Cross App Access, currently available in early access, is the interoperability standard that allows these AI agents to securely interact across third-party ecosystems, including through an extension to the emerging Model Context Protocol (“MCP”) standard.
Okta Platform
The Okta Platform governs and simplifies the way an organization’s employees, contractors, partners and NHIs connect to applications and data from any device. It serves as the central system for an organization’s governance, access management, authentication, connectivity and identity lifecycle management needs. We are expanding these capabilities to include AI agents with the introduction of new product offerings currently in development and early access. We enable our customers to easily deploy and secure their environments with a simple, intuitive, consumer-like user experience. For IT and security leaders, the Okta Platform acts as a single control plane, enabling the enforcement of contextual access management decisions based on user identity, device health and real-time threat signals. These features, combined with our technological neutrality, help our customers future-proof their environments.
We deliver the capabilities of the Okta Platform by providing:
•Adaptive Access and Authentication: Enables simple, secure access using continuous risk and policy evaluations to automate the identification and remediation of threats.
•Automated Governance and Lifecycle Management: Automates identity lifecycle management processes while providing the visibility required to govern users.
•Unified Security Posture: Proactively identifies vulnerabilities and security gaps by providing consolidated visibility into identity posture.
For a detailed description of our specific product offerings within the Okta Platform, see “Our Product Offerings—Okta Platform Product Offerings” below.
Auth0 Platform
The Auth0 Platform is developer-centric and enables companies, nonprofits and governmental agencies to rapidly embed secure, extensible identity management into customer- and citizen-facing cloud, mobile, and web applications. It primarily supports consumer and SaaS applications. The Auth0 Platform empowers application builders to innovate faster by removing the complexity from identity and making it simple, extensible and customizable.
We deliver these capabilities through a flexible architecture that provides:
•Developer Empowerment and Innovation: We provide software development kits, comprehensive APIs, and extensive developer tools that empower teams to easily authenticate, manage, and secure their applications. These tools enable organizations to streamline user experiences and improve security, leading to increased customer acquisition, retention and loyalty.
•Agentic Application Development: Through Auth0 for AI Agents, we provide tools that enable developers to integrate generative AI and AI agents into their applications while mitigating risks such as static credential sprawl, including hardcoded API keys and machine-to-machine secrets, and unauthorized data access.
•Advanced Identity Security: We support sophisticated identity security capabilities, including bot detection, fraud prevention, Adaptive Multi-Factor Authentication (“MFA”), and account takeover protection. The Auth0 Platform also supports sophisticated authorization models, such as Fine Grained Authorization

(“FGA”), which helps developers build the secure, relationship-based access required for AI agents to interact safely with enterprise data and third-party ecosystems.
For a detailed description of our specific product offerings within the Auth0 Platform, see “Our Product Offerings—Auth0 Platform Product Offerings” below.
Growth Strategy
Key elements of our growth strategy are to:
Execute with Our Platforms
•Deepen Relationships within Our Existing Customer Base. We strive to further increase revenue from our existing customers by cross-selling and up-selling additional and new product offerings. We also believe we can expand our footprint by focusing on current customers that have deployed our Okta Platform and expanding those customers’ use of our Auth0 Platform, or vice versa. In addition, we believe there is a potential opportunity to offer existing customers our solutions to manage and secure NHIs and AI agents.
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
•Expand Our International Footprint. With 20% of our revenue generated outside of the United States in fiscal 2026, we believe there is a significant opportunity to continue to grow our international business. We believe global demand for our product offerings will continue to be a long-term opportunity as organizations outside the United States embrace the transition to cloud computing and develop and adopt AI agents, and larger international organizations take advantage of technology consolidation within their global locations.
Increase Our Opportunities
•Innovate and Extend Our Platforms with New Products. We intend to continue making significant investments in research and development, hiring top technical talent and maintaining an agile organization. By continuing to innovate, introduce new product offerings and extend our platforms, we believe that we can offer increasing value to our existing and potential customers. For example, recent investments have led to the development of Okta for AI Agents, Auth0 for AI Agents and the Cross App Access extension to MCP.
•Extend Our Accessible Market with New Use Cases. As technology and our customers’ needs evolve, we plan to use our platforms to help our customers address new challenges, regulatory requirements and use cases.
•Go-To-Market Specialization. At the start of fiscal 2026, we further specialized our go-to-market organization to better meet the needs of the distinct buying centers. Okta sellers focus engagement on IT and security buyer needs, including all workforce identity products and Okta Customer Identity. Auth0 sellers focus on meeting the unique needs of developers, which include highly technical customer identity customizations and flexible development models.
•Leverage Our Integrations. The Okta Integration Network is an extensive ecosystem, which includes over 7,000 integrations with cloud, mobile and web applications as well as integrated solutions with IT infrastructure providers and security vendors. We continue to add new integrations as we expand the surface area of the Okta Platform. Investing in these partnerships allows us to broaden and deepen our existing integrations while adding new ones, helping us build and promote complementary capabilities that benefit our customers.
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
•Leverage Our Unique Data Assets with Powerful Analytics. Our position at the intersection of people, devices, applications and infrastructure gives us unique access to powerful identity threat intelligence data, and the opportunity to provide differentiated insights based on that data, as well as predictive capabilities based on that data to help keep customers more secure. We expect the value of our analytics to our customer base will increase as customers continue to connect more devices, applications and users to their networks and as we add more customers. We also expect that our analytics ability will enable our customers to use their data and third-party data from our partners, allowing customers to make more informed and secure access decisions. We do not currently derive direct revenue from our unique data assets, but we may explore opportunities for monetization in the future.
•Mergers and Acquisitions and Investments. From time to time, we evaluate opportunities to acquire or invest in emerging and adjacent technologies to complement our organic investments and improve our product offerings, services and customers’ experiences. We will continue to use these types of strategic levers as opportunities arise.
Our Product Offerings
Our portfolio of product offerings and services is designed to manage and secure identity for people, NHIs and, increasingly, AI agents. Our product offerings are designed to be versatile, with most offerings applicable to both customer and workforce identity use cases. Workforce identity solutions are primarily consumed through web and mobile interfaces, providing IT organizations with simple ways to manage access for employees, contractors, partners, NHIs and, through product offerings in early access and development, AI agents. For customer identity, developers leverage our APIs and software development kits to embed identity functionality into their own traditional and agentic applications. We continuously enhance our Okta Platform and Auth0 Platform through the regular release of new product offerings, features, and services.
Okta Platform Product Offerings
Access Management
•Single Sign-on. Enables secure access to cloud and on-premises applications from any device with a single entry of their user credentials. We use modern protocols and a consumer-like user experience, including Okta FastPass for a passwordless login across all major operating systems.
•Adaptive MFA. Provides an intelligent, risk-based layer of security for an organization’s cloud, mobile and web applications built on contextual data. It leverages data intelligence from across the Okta Platform network of thousands of organizations, as well as from our partner ecosystem, to automate threat identification and prompt for additional verification only when risk signals exceed defined thresholds.
•API Access Management. Enables organizations to secure APIs as systems connect to each other. By managing access at the user level, it allows organizations to centrally maintain one set of permissions for any employee, partner or customer across every point of access. API Access Management reduces development time, boosts security, helps achieve compliance, and enables seamless end-user experiences by providing a unified portable service for authorizing secure and always available access to any API.
•Access Gateway. Extends the Okta Platform from the cloud to organizations’ existing on-premises applications so that organizations can harness the benefits of the platform to manage all of their critical systems, whether in the cloud, on-premises or hybrid. Extending the benefits of the Okta Platform to hybrid IT environments delivers a single point of management for our customers’ administrators and a single location from which end users can access their critical applications.
•Okta Device Access. Extends the Okta Platform’s secure access management to the device login experience. Okta Device Access enables end users to securely log in to their devices with their Okta Platform credentials and meet MFA challenges from a set of strong factors, helping organizations to harden their security posture by protecting a user’s device with the same experience that the Okta Platform provides for applications and resources.

•Universal Directory. Provides a centralized, cloud-based system of record to store and secure user, application and device profiles for an organization. It serves as the foundational directory for organizations’ authentication and lifecycle management by storing and securing user profiles.
Security
•Identity Threat Protection. Delivers native identity intelligence from the Okta Platform and signals from third-party tools integrated into an organization’s security stack. The Okta Platform’s AI-driven continuous risk and policy evaluations deliver real-time identity threat assessment and automated remediation.
•Identity Security Posture Management (“ISPM”). Helps organizations fortify their security measures and safeguard their digital assets with greater efficiency. ISPM highlights critical identity security issues like admin sprawl, MFA bypass, and local accounts, and prioritizes them based on risk severity for effective remediation.
•Okta for AI Agents. Gives customers the ability to discover, register, authenticate, govern and manage their AI Agents through a unified identity control plane within the Okta Platform. Currently available in early access.
Identity Governance and Administration (“IGA”)
•Lifecycle Management. Enables IT organizations to manage a user’s identity throughout its lifecycle, from onboarding to offboarding. It automates IT processes and ensures user accounts are created and deactivated at the appropriate times, including the workflow and policies needed to power those processes, and helps ensure compliance requirements are met as user roles evolve and access levels change.
•Okta Workflows. Helps IT teams build identity-related business processes with minimal or no code tools, such as automating user onboarding and provisioning, creating just-in-time authorization for software development and IT processes, automating identity-centric security responses and orchestrating customer data across backend systems.
•Okta Identity Governance. Provides a unified identity access management and identity governance solution focused on improving an organization’s security and compliance posture, helping customers to mitigate everyday security risks and improving IT efficiency. Includes governance capabilities relating to access requests, access certifications and access reporting. It simplifies and automates the process of requesting and approving access to applications and resources.
•Cross App Access (“XAA”). A standards-based protocol designed to centralize the governance of AI agents and app-to-app connections. By shifting authorization decisions from individual applications to the Okta Platform, XAA allows IT teams to manage delegated access at scale while preserving the user’s identity and authorization context even as AI agents access multiple applications across different trust domains. XAA capabilities and configuration features are currently available in early access.
Privileged Access Management
•Advanced Server Access. Offers continuous, contextual access management to secure cloud infrastructure. Organizations can continuously manage and secure access to on-premises Windows and Linux servers and across leading Infrastructure-as-a-Service vendors, including AWS, Google Cloud Platform and Microsoft Azure. Enables centralize access controls in a seamless manner to better mitigate the risk of credential theft, reuse, sprawl and abandoned administrative accounts.
•Okta Privileged Access. Helps organizations reduce risk with unified access and governance management for on-premises and cloud privileged resources and NHIs, providing better visibility, compliance and security for critical applications, resources and infrastructure requiring privileged access.
Auth0 Platform Product Offerings
•Universal Login. A standards-based login infrastructure that provides a centralized, consistent login experience across many different applications and devices. It supports extensive customization and can be integrated with social media login credential providers, enterprise login services and customer-provided databases.

•Attack Protection Suite. A set of security capabilities designed to protect our customers from different types of malicious traffic, including bots, breached passwords, suspicious IP addresses and brute force attacks. It works to minimize risks associated with the ever-growing volume of identity-targeted attacks.
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
•Machine-to-Machine Tokens. Provides standards-based authentication and authorization with NHIs, such as non-interactive devices and applications.
•Private Cloud. A deployment option that allows our customers to run a dedicated cloud instance of the Auth0 Platform. Our Private Cloud capability supports multiple cloud providers.
•Organizations. Enables our customers to support a large number of partners or customers of their own with independent configurations, login experiences and security options.
•Extensibility. A suite of products—including Actions, Forms, Event Streams and the Auth0 Marketplace—that enables customers to build customized identity flows using no-code to pro-code tools, extending beyond the out-of-the-box experience.
•Enterprise Connections. Enables Enterprise Federation using pre-built integrations with commonly used enterprise identity systems.
•Fine Grained Authorization. Allows developers to manage complex authorization scenarios efficiently, and reduces latency and downtime as their systems and user bases grow.
•Auth0 for AI Agents. Enables developers to leverage the Auth0 Platform to secure and scale agentic applications from pilot to production.
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
Differentiated Administration, User and Developer Experience
The Okta Platform and Auth0 Platform offer administrators and users a consistent, easy-to-use, consumer-like experience across our product offerings. Our technology integrates with industry-leading browsers and mobile applications to provide seamless access to nearly any web or native mobile application. We also heavily leverage operating system management and security technologies across desktops, laptops and mobile devices to provide a transparent, yet secure experience for users across a range of devices. These integrations allow us to seamlessly deliver identity, access, security and management use cases that previously required significant custom development to achieve.
Robust Security
Security is essential for us and for our customers. Our approach to security spans day-to-day operational practices, from the design and development of our software to how customer data is segmented and secured within our multi-tenant platform. The Okta Platform and its features are updated regularly, and along with continuous security testing, there are periodic security reviews that provide audited and verifiable security checkpoints to ensure the quality of our source code. A number of our Okta Platform product offerings have attained multiple certifications, including SOC 2 Type II Attestations, CSA Star Level 2 Certification, ISO/IEC 27001:2022, ISO/IEC

27017:2015, ISO/IEC 27018:2019 and comply with many other international security frameworks. Certain Okta Platform offerings maintain multiple agency Federal Risk and Authorization Management Program (“FedRAMP”) Authorities to Operate and are compliant to operate at Department of Defense Impact Level 4. Certain Okta Platform offerings maintain minimum security requirements in alignment with the Security Rule of the Health Insurance Portability and Accountability Act (“HIPAA”). The Okta Platform also supports FIPS 140-2 encryption requirements.
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
Okta Integration Network and Auth0 Marketplace
The Okta Integration Network contains over 7,000 integrations with cloud, mobile and web applications, IoT devices and IT infrastructure providers, including AWS, Atlassian, DocuSign, Google, Microsoft 365, NetSuite, Oracle, Palo Alto Networks, Proofpoint, Salesforce, SAP, ServiceNow, Slack, Splunk, VMware, Workday, Zendesk and Zoom. Our patented technology allows our customers to seamlessly connect to any application or type of device that is already integrated into our network. In addition, customers can extend the benefits of the Okta Integration Network by creating their own integrations to both cloud and on-premises proprietary applications.
Similarly, the Auth0 Marketplace is a trusted catalog of integrations that enables application teams to easily assemble complete identity solutions. The Auth0 Marketplace connects customers with service providers and builders who solve integration use cases and implement integrations with the Auth0 Platform.
Commitment to Open Standards
We lead and contribute to several standards initiatives, including the Interoperability Profile for Secure Identity in the Enterprise (“IPSIE”) standard, which standardizes identity security functions like risk signal sharing and session termination across the SaaS ecosystem; XAA, which shifts authorization decisions from individual applications to an organization’s identity provider; and MCP, which we have extended with XAA capabilities. We believe these efforts support an open ecosystem that enables customer choice, interoperability and an improved security posture for the industry.
Our Customers
As of January 31, 2026, we had more than 20,000 customers, including 5,100 customers with an annual contract value greater than $100,000. Our customers span nearly all industry verticals and range from small organizations with fewer than 100 employees to companies in the Fortune 50, with up to hundreds of thousands of employees, some of which use our platforms to manage millions of their customers’ identities.

Sales and Marketing
Sales
We sell directly to customers through our direct inside and field sales force and also indirectly through our extensive ecosystem of channel partners. We also offer a self-service approach for developers to sign up for free trials, free plans, paid developer plans of our Auth0 Platform, which may transition to paid enterprise plans that include more fulsome offerings. We often leverage our expansion sales model to generate incremental revenue, often within the term of the initial agreement, through the addition of new users and the sale of additional product offerings. In many instances, we find that initial customer success with our platforms results in key internal decision-makers expanding their deployments, for example, from workforce identity to customer identity needs, or vice-versa. Furthermore, as our customers are successful in their businesses and increase headcount, the number of their customers or their monthly active users, we have the opportunity to share in their growth as the number of identities that we manage increases. Conversely, if our customers reduce the size of their workforce, then the number of identities that we manage, and therefore our revenue may potentially decrease.
Our sales organization operates under a unified leadership team and is structured to address the specific needs of our target markets. It is divided by geography and customer size, and in some cases by industry vertical. Our global go-to-market specialization strategy is intended to better align our sales team with the distinct needs of IT security buyers and application developers. We also employ other forms of specialization in our sales team when appropriate, such as our “hunter-farmer” sales model for certain regions and segments. Our direct sales force is supported by our sales engineers, security team, cloud architects, professional services team and other technical resources.
We benefit from an expansive partner ecosystem that helps drive additional sales. Nearly all of the leading cloud application providers are our partners, and many of them drive further customer acquisition for us through co-selling arrangements, building our offerings directly into their products and product demonstrations running on our technology. We also partner with several of the large technology companies that are driving the movement to the cloud. In addition to these technology partners, we leverage our channel partners, including system integrators, traditional value-added resellers (“VARs”) and Government VARs, to broaden the range of customers we reach.
Marketing
Our most valuable marketing features our customers and their successes and is informed by a deeply data-driven approach, giving us insights into the efficacy of our efforts. Our marketing efforts focus on promoting our industry-leading product lines, establishing our brand, generating awareness, creating sales leads and cultivating the Okta Community.
A centerpiece of our marketing strategy is our annual customer conference, Oktane, which features customers sharing their success stories, new product and feature announcements and hands-on product labs. We also host a number of other events where we engage with both existing customers and new prospects, as well as deliver product training.
Research and Development
Our research and development organization is responsible for the design, architecture, creation and quality of our platforms. The research and development organization also works closely with our technical operations team to ensure the successful deployment and monitoring of our platforms. We use test automation and application monitoring to support high availability and minimize service disruptions.
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
As of January 31, 2026, we had 100 issued patents in the United States and 85 issued patents granted outside of the United States that expire between 2030 and 2044 and cover various aspects of our product offerings.
We have registered “Okta” and “Auth0” as trademarks in many jurisdictions throughout the world to protect our brands. We also have filed other trademark applications pending in various jurisdictions throughout the world. We also have registered other trademarks in the United States including “The World’s Identity Company” and “Oktane.”
We are the registered holder of a variety of domestic and international domain names that include “Okta,” “Auth0” and similar variations.
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
We expect competition to increase as other established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true as we are a cloud-based offering, and our competitors may also seek to acquire new offerings or repurpose their existing offerings to provide identity management solutions with subscription models. The ongoing trend of merger and acquisition activity in the technology industry, particularly transactions involving security or identity and access management technologies, may result in an environment where we increasingly compete with other large technology companies in the future in both the workforce identity and customer identity markets.
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
As of January 31, 2026, we had 6,366 employees, of which approximately 56% were in the United States and 44% were in our international locations. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our employee engagement program helps us understand employee sentiment on a wide range of topics throughout the employee lifecycle, providing insights that inform our decisions about company initiatives, employee programs, talent risks, management opportunities and more. In fiscal 2026, 86% of our eligible employees participated in our annual employee engagement survey.
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
We fund and support the operations of Okta for Good. Okta for Good is a part of our company and not a separate legal entity. Additional information can be found on the “Okta for Good” page of our website at www.okta.com.
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
Additional Information
Our investor relations website address is investor.okta.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements for our annual meetings of stockholders, including any exhibits and amendments to these filings, are available, free of charge, on our investor relations website after we file or furnish them with the SEC, and they are available on the SEC’s website at www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Supplemental financial and other information can be accessed through our investor relations website. We also use our investor.okta.com website and okta.com/blog websites (including the Security Blog, Okta Developer Blog and Auth0 Developer Blog) as a means of disclosing material non-public information, announcing upcoming investor conferences and complying with our disclosure obligations under Regulation FD. Accordingly, you should monitor our investor relations and okta.com/blog websites in addition to following our press releases, SEC filings and public conference calls and webcasts. Further corporate governance information, including our corporate governance guidelines and code of conduct, is also available on our investor relations website under the heading “Responsibility and Governance.” Information contained on, or that can be accessed through, our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•Any actual or perceived failure by us, our third-party service providers or our customers to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations or financial condition.
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
•Issues with our use, development, adoption, deployment and maintenance of AI and machine learning technologies, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.
•Because we generally recognize revenue from our subscriptions and support services over the term of the relevant service period, a decrease in sales during a reporting period may not be immediately reflected in our results of operations for that period.

•The stock price of our Class A common stock may be volatile or may decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32% of the voting power of our capital stock as of January 31, 2026. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
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
Our revenue, results of operations and cash flows depend on the overall demand for our solutions. International and regional economic conditions, including instability or security concerns abroad, such as widespread downturns and recessions; geopolitical events; changes in trade policies, trade restrictions, economic sanctions or the threat of such actions; the instability of financial institutions; the availability and cost of credit; fluctuations in the inflation and interest rate environment; health epidemics; or energy costs have and could continue to lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in spending on our platforms by our existing and prospective customers. These economic conditions can occur abruptly. Prolonged economic slowdowns may result in customers requesting us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts or not renewing at the end of the contract term. To the extent there is a sustained general economic downturn, and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending.
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
The markets for our solutions are rapidly evolving, highly competitive and subject to shifting customer needs and frequent introductions of new technologies. As the markets in which we operate continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. We compete with both cloud-based and on-premise enterprise application software providers including, but not limited to: authentication providers; identity governance providers; multi-factor authentication providers; infrastructure-as-a-service providers; other customer identity and access management providers; and solutions developed in-house by our potential customers. Our principal competitor is Microsoft.
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
Some of our larger competitors have substantially broader product offerings, or greater resources to acquire new offerings or repurpose existing offerings to provide identity solutions with subscription models. As a result, they can leverage their relationships based on other solutions, or incorporate functionality into existing solutions, to gain business in a manner that discourages users from purchasing our solutions, including selling at zero or negative margins, bundling products or maintaining closed technology platforms. In addition, larger competitors, as well as new start-up companies that innovate, make significant investments in research and development and may invent similar or superior solutions that compete with our solutions. It is also possible that products and services developed by others, including, but not limited to, new technologies and offerings integrating AI, or products and services developed by competitors, could put us at a competitive disadvantage. These competitive pressures or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share, which could harm our business, results of operations and financial condition.
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
•changes in remaining performance obligations due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
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
Our revenue growth depends on several factors, including pricing our platforms to attract new and retain existing customers; managing demand for our solutions; competing against larger companies and new market entrants; capitalizing on new acquisitions, technologies or growth opportunities; and other conditions described in these risk factors. If we are unable to grow our revenue, it will be difficult to maintain our profitability, or maintain or increase our cash flow on a consistent basis. We expect our operating expenses to increase in future periods as we continue to expand our business. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to consistently maintain profitability.
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
We currently have sales personnel outside the United States and maintain offices outside the United States in the Americas, Asia-Pacific and Europe, and our international revenue was 21% and 20% of our total revenue in fiscal 2025 and fiscal 2026, respectively. Any international expansion efforts that we may undertake may not be successful. We may face challenges, including those not generally faced in the United States, such as managing and staffing international operations, and becoming familiar with varying technology standards, local laws and business practices. Conducting international operations also subjects us to, among other risks described in these risk factors:
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
We have in the past acquired and we may, in the future, seek to acquire or invest in, businesses, products, teams or technologies that we believe could complement or expand our current platforms, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to successfully integrate and retain the acquired personnel; integrate the acquired operations and technologies; adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); or effectively manage the combined business. We may also be required to assume liabilities or incur unforeseen costs, such as those arising from the acquired company’s failure to comply with legal or regulatory requirements and litigation matters.
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
We rely on partners to resell our services to public sector entities, and we have made and plan to continue to make investments to support future sales opportunities in the public sector. The sale of our services to public sector entities is tied to budget cycles and there are government requirements and authorizations that we may be required to meet. Changes in fiscal or contracting policies or reductions in government spending or workforce could adversely affect the funding for and purchases of our platforms and, in turn, could negatively impact our revenue and future growth. Further, we may be subject to audits and investigations regarding our role as a subcontractor in government contracts, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines and suspension or debarment from future government business. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense. Public sector entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices or are otherwise time consuming and expensive to satisfy. For example, some of our public sector customers contract with us on the basis of our authorization under FedRAMP, which requires us to undertake additional actions and expenses to ensure compliance. Public sector entities may also have statutory, contractual or other legal rights to terminate contracts with our partners for convenience, for lack of funding or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards, authorizations (such as FedRAMP) or requirements and do not meet them, or if such authorizations are suspended or revoked, we could be subject to increased liability from our customers, investigation by regulators or termination rights. Even if we do meet them, the additional costs associated with providing our service to public sector entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to government customers and to grow or maintain our customer base. Any of these risks related to contracting with, or as a subcontractor supporting, public sector entities could adversely impact our future sales and results of operations or make them more difficult to predict.
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

In February 2025, we began further specializing our sales force to better align with our customers and evolving market demands, which has required us to invest significant financial and other resources. We may not achieve anticipated revenue growth if we are unable to hire and develop talented sales personnel or retain our existing sales personnel, or if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time. If our marketing and sales efforts are unsuccessful and we fail to enhance our brand we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts. As a result, our business, results of operations and financial condition could suffer.
We may not set optimal prices for our solutions.
In the past, we have at times adjusted our prices either for individual customers in connection with long-term agreements or for a particular solution. We expect that we may need to change our pricing in future periods and potentially in response to increased costs, including as a result of the inflation and interest rate environment, geopolitical considerations, as well as changes in trade policies, trade restrictions or the threat of such actions. Further, as competitors introduce new solutions that compete with ours, or if they reduce their prices or adopt preferable pricing models for evolving technologies, such as AI agents, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we further expand internationally and into additional verticals, we also must determine the appropriate price to enable us to compete effectively. In addition, if our mix of solutions sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
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
Evolving and complex scrutiny of sustainability matters may require us to incur additional costs or otherwise adversely impact our reputation or business.
Investors, regulators, customers and other stakeholders, both in the United States and internationally, are increasingly attentive to, and have evolving expectations about, sustainability and social issues, initiatives and disclosures. We have undertaken certain sustainability-related initiatives, goals and commitments, which we have communicated on our website, in our SEC filings and elsewhere, and may undertake additional actions in the future. These actions, including establishing certain sustainability goals or targets to respond to stakeholder demands or requirements, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and meeting our contractual commitments). Our ability to perform or carry out such actions may be subject to numerous conditions that are outside our control, and we cannot guarantee that any actions or outcomes will have the desired effect. Our actual or perceived failure to achieve such goals or targets could negatively impact our reputation and otherwise affect our business performance.
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
Our business relies on computer systems, hardware, software, technology infrastructure, and online sites and networks for operations that are critical to our business. Increasingly, we and other companies are subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state actors and organized crime groups who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ or other cloud services providers’ systems), internal networks, our customers’ systems and the information that we and they store and process. For example, like other companies, we have experienced an increase in cybersecurity attacks and have had to expend increasing amounts of human and financial capital to respond. We expect that these cybersecurity attacks will continue and that the scope and sophistication of these efforts will increase in future periods. In particular, the use of AI, AI agents and NHIs to develop, conduct and/or enhance cyberattacks is expected to increase the frequency, severity and volume of such attacks. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. As a provider of independent and neutral cloud-based identity solutions that form a part of our customers’ security software supply chain, we pose an attractive target for such attacks. The security measures we have integrated into our internal systems and platforms, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected and have not in the past been, and may not in the future be, sufficient to protect our internal networks and platforms against certain attacks. Further, because we do not control our third-party service providers or the processing of data by our third-party service providers, we cannot ensure the integrity or security of the measures they take to protect customer information and prevent data loss. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and become more complex over time. As a result, we and our third-party service providers have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.
Our customers’ use of our technology to access business systems and store data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platforms. As our platforms store, transmit and process customers’ proprietary information and users’ personal data, they have experienced and likely will in the future experience attacks targeting such customer data. When such breaches occur, and if the confidentiality, integrity or availability of our customers’ data or systems is disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platforms may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred in these incidents and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. These breaches, or any perceived breach, of our systems, our customers’ systems, our service providers’ systems or other systems or networks secured by our platforms, whether or not any such breach is due to a vulnerability in our platforms, may also undermine confidence in our platforms or our industry and result in damage to our reputation and brand, negative publicity, loss of ISVs and other channel partners, customers and sales, increased costs to remedy any problem, costly litigation and other liability. In addition, a breach of the security measures of one of our key ISVs or other channel partners or a security software supply chain attack even many levels removed could result in the exfiltration of confidential corporate information or other data that may provide additional avenues of attack. For example, an exploitation in an open source library that is imported and used in another framework that is used by a software product used by us could introduce an avenue of attack into our platforms. If a high profile security breach occurs with respect to a comparable cloud technology provider, our customers and potential customers may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our solutions and could harm our business, results of operations and financial condition.
Any actual or perceived failure by us, our third-party service providers or our customers to comply with new or existing laws, regulations or other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations or financial condition.
In connection with running our business, we receive, store, use and otherwise process personal data, including on behalf of our customers. Our customers’ storage and use of personal data concerning, among others, their employees, contractors, partners and customers is essential to their use of our platforms. We and our customers are therefore subject to global data protection laws and regulations, as well as other privacy-related requirements. For example, data protection laws, such as those applicable in the European Union, Canada and certain of its provinces, United Kingdom, Asia and certain states in the United States, have enhanced data protection obligations for companies that handle personal data. Obligations include, for example, expanded disclosures about how personal data is to be used, individual rights in relation to personal data, limitations on retention of personal data, mandatory data breach notification requirements and strict obligations on service providers, and restrictions on online marketing and the use of cookies and tracking technologies.
The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business and the operations of our customers may limit the use and adoption of our service and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, we are subject to certain contractual obligations regarding the collection, use, storage, transfer, disclosure and/or processing of personal data. Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other requirements or legal obligations, our practices or the features of our platforms. Additionally, while we have implemented various features intended to enable our customers to better comply with applicable privacy and security requirements in their collection and use of data within our platforms, these features have, in the past, not ensured and may, in the future, not ensure our customers’ compliance and may not be effective against all potential privacy or related regulatory concerns.
We also expect that there will continue to be new proposed laws, regulations, self-regulatory and industry standards concerning privacy, data protection, digital services and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. Many U.S. states have also adopted new or modified privacy and security laws. These laws create a patchwork of legislation and regulation that impose heightened transparency obligations about data collection, use and sharing practices; add restrictions on the “sale” or “sharing” or transfer of personal information to third parties for purposes such as advertising or analytics; create new data privacy rights for consumers including the ability to limit the use of personal information for advertising; and carry significant enforcement penalties for non-compliance, including monetary and injunctive relief. This patchwork may also give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. We may expend significant resources attempting to comply with conflicting and overlapping state privacy regulations, and the cost and complexity of complying with such regulations could adversely affect our business or increase our potential liability if we fail to comply. This influx of state privacy regimes indicates a trend toward more stringent privacy legislation in the United States, including a potential federal privacy law, which could also increase our potential liability and adversely affect our business. In Europe, the General Data Protection Regulation 2016/679 (the “GDPR”) imposes a strict data protection compliance regime in relation to the collection and processing of personal data, and various European and other foreign laws also restrict the use of cookies, tracking technologies and certain marketing activities.
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
Any failure or perceived failure by us or our third-party service providers to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, compliance frameworks with which we have contractually committed to comply, or any actual or suspected privacy or security incident, even if unfounded, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in investigations and enforcement actions and prosecutions, private litigation (including class action lawsuits), fines, penalties and censure, claims for damages by customers and other affected individuals or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Additionally, plaintiffs have become increasingly active in bringing privacy-related claims against companies. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.
We also publicly post our privacy policies and practices concerning our processing, use and disclosure of the personal data provided to us by our website visitors and by our customers and other individuals with whom we interact. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be unfair, deceptive or misrepresentative of our practices.
Moreover, if our platforms are perceived to cause, or are otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, solutions and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their websites or otherwise interact with them. If enough end users choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our platforms. This, in turn, may reduce the value of our service, slow or eliminate the growth of our business or cause our business to contract.
Privacy is a key issue for us and for our customers. We have attained multiple privacy certifications, such as the Data Privacy Network, Privacy Recognition for Processors and the European Union Cloud Code of Conduct, Level 2. If we fail to maintain our privacy certifications, or if we fail to seek expansion of their applicability to acquired and/or newly-developed solutions, we may fail to meet our contractual commitments and we may fail to retain our existing customers or attract new customers, and our business, results of operations and financial condition could suffer.

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

Issues with our use, development, adoption, deployment and maintenance of AI Technologies, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and AI technologies (collectively, “AI Technologies”) in our offerings and business, and we are making investments in expanding our AI capabilities in our portfolio, including ongoing deployment and improvement of existing AI Technologies, as well as developing new product features using AI Technologies. We expect to rely on AI Technologies to help drive future growth and efficiency in our business. While our use of AI Technologies may become more important to our operations or to our future growth over time, we may not be able to realize the desired or anticipated benefits from AI in a timely or cost-effective manner.
AI Technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. For example, in the European Union, the EU Artificial Intelligence Act now establishes obligations on the use of AI based on the type of AI and its potential risks to society. Additionally, in the United States, legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted or challenged in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the introduction of AI Technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. For example, even if permitted by our privacy policy and contractual rights, our use of data in novel AI applications may, in time, expand beyond customer expectations. The intellectual property ownership and license rights, including copyright, surrounding AI Technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI Technologies into our solutions may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
In addition, we are working to incorporate generative AI Technologies (i.e., those that can produce and output new content, software code, data and information) into our offerings and internal business practices. Uncertainty around new and emerging AI Technologies, such as generative AI Technologies, may require additional investment in the development and maintenance of proprietary and third-party datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI Technologies, which may be costly and could impact our expenses as we continue to expand generative AI Technologies into our product offerings. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed. Furthermore, there is a risk that generative AI Technologies may create content that appears correct but is factually inaccurate or misleading, or that creates other discriminatory content or unexpected results or behaviors. Our customers or others may rely on or use this misleading content to their detriment, which may expose us to brand or reputational harm, competitive harm and/or legal liability. The use of AI Technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our service or could limit our customers’ ability to implement our service in those countries. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our solutions from being provided in violation of such laws, these laws are subject to change and interpretation over time. Our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.
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
New income, sales, use, value-added or other transaction level taxes (including digital services taxes), tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely impact our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these additional taxes, existing and potential future customers may elect not to purchase our solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs, as well as the costs of our solutions to our customers. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organisation for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.
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
We file sales tax returns in certain state and local jurisdictions within the United States as required by law and certain customer contracts for a portion of the solutions that we provide. We do not collect sales or other similar taxes in other state and local jurisdictions and many of such jurisdictions do not apply sales or similar taxes to the vast majority of the solutions that we provide. However, one or more state, local or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.

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
The trading price of our Class A common stock has been, and in the future may be, subject to substantial volatility and wide fluctuations. For example, from February 1, 2025 through January 31, 2026, the trading price of our Class A common stock has ranged from $75.05 per share to $127.57 per share. The market price of our Class A common stock fluctuates significantly in response to numerous factors, many of which are beyond our control, including, but not limited to, the factors described elsewhere in these risk factors as well as:
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
•our inability to execute on our publicly announced stock repurchase program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who held in the aggregate 32% of the voting power of our capital stock as of January 31, 2026. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of January 31, 2026, our directors, executive officers and their affiliates held in the aggregate 32% of the voting power of our capital stock, taking into account shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2026 and restricted stock units (“RSUs”) that are releasable within 60 days of January 31, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control nearly a majority of the combined voting power of our common stock and be able to effectively control all matters submitted to our stockholders for approval until April 12, 2027, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot guarantee that our Share Repurchase Program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the trading price of our Class A common stock and diminish our cash reserves.
On January 5, 2026, we announced that our board of directors (our “board”) approved a stock repurchase program with authorization to purchase up to $1 billion of our Class A common stock from time to time (the “Share Repurchase Program”). As of January 31, 2026, a total of $921 million remained available for repurchase under the Share Repurchase Program. Repurchases under the Share Repurchase Program are made in the open market, through privately negotiated transactions or other means, including pursuant to Rule 10b5-1 trading arrangements, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the Share Repurchase Program is subject to the discretion of our management. The Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. We may not be able to repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our Class A common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our Class A common stock.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board and limit the market price of our Class A common stock.
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
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board, our Chief Executive Officer or a majority of our board are authorized to call a special meeting of stockholders;
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
We have issued convertible notes due in 2026 (the “2026 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance or raise any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In the event the conditional conversion features of the 2026 Notes are triggered, holders of the 2026 Notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From the date of issuance through January 31, 2026, the conditions allowing holders of the 2026 Notes to convert were not met. As of January 31, 2026, the 2026 Notes are classified as a current liability due to their upcoming maturity on June 15, 2026.
Transactions relating to the 2026 Notes may affect the value of our Class A common stock.
The conversion of some or all of the 2026 Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such notes. Our 2026 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of the 2026 Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. We have in the past and may in the future, engage in exchanges, repurchase or induce conversions of the 2026 Notes. Holders of the 2026 Notes that participate in any of these exchanges, repurchases or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the 2026 Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our capped call transactions (“Capped Calls”) or their respective affiliates.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management is an important part of our overall risk management efforts. We have an established cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our systems, internal networks and information. This program implements policies, processes and controls to prevent, detect and respond to cybersecurity threats and mitigate business impacts. Our board has delegated to the cybersecurity risk committee of the board (the “cybersecurity risk committee”) oversight responsibility of the cybersecurity risk management program, which includes a cybersecurity incident response plan.
We devote significant resources, including human and financial capital, to create and maintain security measures, configuration policies and response plans to address cybersecurity risks. However, as a well-known provider of identity and security solutions, we are a particularly attractive target to threat actors. For additional information related to these risks, see “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K. In the past we have experienced cybersecurity incidents, and cannot anticipate when or the extent to which cybersecurity incidents will materially affect us or our customers’ use of our platforms in the future. To date we have not identified any prior cybersecurity incidents that have materially adversely affected or are reasonably likely to materially adversely affect us, including our operations, business strategy, results of operations, or financial condition. Despite our efforts, we cannot eliminate all risks related to cybersecurity threats or incidents. There can be no assurance that our cybersecurity risk management program and processes will be fully implemented. Even if implemented, they may not be complied with and may not effectively protect our systems and information or those of our customers.
Cybersecurity Risk Management and Strategy
Cybersecurity is a top priority for us. Our cybersecurity strategy is to develop a consistent framework of security controls that can apply to all business functions. To execute on this strategy, we integrate cybersecurity risk management into our broader enterprise risk management program. We also take a cross-functional approach to cybersecurity risk management by engaging teams across the business, including security, technical operations, engineering, IT, customer support, legal and communications, to implement shared processes for identifying, assessing and managing key cybersecurity risks.

We design and assess our cybersecurity risk management program against the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”). This does not imply that our cybersecurity risk management program satisfies any particular specifications or requirements, only that we use the NIST Framework to guide our efforts to improve our security posture. Certain of our Okta Platform product offerings have attained multiple security certifications, the details of which are described in “Our Technology” under Part I, Item I of this Annual Report on Form 10-K.
Our cybersecurity risk management program consists of technical and organizational safeguards aimed at protecting the confidentiality, integrity and availability of our systems and platforms. From time to time, management will engage external consultants and advisors to perform independent assessments and testing of the cybersecurity risk management program, or otherwise assist with aspects of the program and security controls.
Key features of our cybersecurity risk management program include:
•Designated security governance, risk and compliance team. Our security governance, risk and compliance team is responsible for maintaining our cybersecurity risk management framework and risk assessments, and for tracking risk mitigation efforts. This team, together with our enterprise risk management team, monitors and regularly reports on our cybersecurity risk profile. Our internal audit team partners with these teams to provide input on the overall effectiveness of our security risk governance and management processes.
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
•Incident response planning. Our cybersecurity incident response plan outlines the processes and procedures for responding to, remediating and resolving a cybersecurity incident, and defines the roles and responsibilities of company personnel and third-party service providers who may assist in responding to such incidents. In fiscal 2026, we conducted tabletop exercises involving multiple operational teams to educate personnel on their roles in response scenarios.
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
•Third-party risk management. Using a risk-based approach, we require third-party vendors, suppliers and service providers to undergo a cybersecurity risk assessment prior to contracting with us. Certain third parties are monitored and reassessed on an ongoing basis, depending on their level of risk or in the event of changes to their products or services.
Cybersecurity Governance
Our board oversees our enterprise risk management program, of which cybersecurity is an important component. To facilitate the board’s supervision of cybersecurity matters, the board formed the cybersecurity risk committee. Among other responsibilities, the cybersecurity risk committee provides oversight over the effectiveness of our cybersecurity program.
The cybersecurity risk committee receives regular updates on our cybersecurity program from our chief security officer (the “CSO”). In addition, management updates the cybersecurity risk committee, as appropriate, regarding cybersecurity incidents. Our cybersecurity risk committee reports to the board on its activities. In addition to receiving reports from the cybersecurity risk committee, our board periodically receives cyber risk management program briefings directly from the CSO. Additionally, the audit committee of the board (the “audit committee”) receives regular cybersecurity updates as part of the audit committee’s oversight over our enterprise risk management program.

Our management team, including the CSO, is responsible for assessing and managing our risks from cybersecurity threats. The CSO partners with the security, technical operations, legal, internal audit, engineering and product development teams to supervise both our cybersecurity program and our retained third-party cybersecurity consultants, and to stay informed on security at Okta and the overall security landscape. Our current CSO brings over 20 years of cybersecurity and risk management experience to his work at Okta, having held numerous security leadership positions in highly-regulated industries such as finance. His experience delivering cybersecurity at scale extends internationally and includes security and risk management roles at companies in Australia, the United Kingdom and the United States. Our security team includes individuals with experience across a broad range of cybersecurity areas, including product security; cloud security; infrastructure security; threat intelligence; insider threat management; security monitoring and incident response; identity and access management; vulnerability management; and governance, risk and compliance.
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
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 285,996 square feet under a lease, as amended, that expires in October 2028. We are entitled to two five-year options to extend this lease, subject to certain requirements. We sublease approximately 99,807 square feet of space under this lease to third parties.
We also lease space in various locations in the Americas, Europe and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. We intend to add new facilities, as necessary, as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
The information set forth under “Legal Matters” in Note 10 to our consolidated financial statements “Commitments and Contingencies” is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “OKTA” since April 7, 2017. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.
As of February 27, 2026, we had 46 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors (our “board”), subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board considers relevant.
Issuer Purchases of Equity Securities
Share repurchases of our Class A common stock for the three months ended January 31, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
November 1 - 30	—	$0.00	—	$—
December 1 - 31	—	0.00	—	—
January 1 - 31	875	90.64	875	921
Fourth Quarter 2026	875	$90.64	875	$921
(1) Includes related commissions.
(2) On January 5, 2026, our board authorized a program to repurchase up to $1 billion of our common stock. See Note 11 to our consolidated financial statements “Stockholders’ Equity” for additional information.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Okta, Inc. under the Securities Act of 1933, as amended (“Securities Act”) or the Exchange Act.
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Class A common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and Standard & Poor’s Information Technology Index (“S&P 500 Information Technology Index”). All values assume a $100 initial investment, and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$300
$250
$200
$150
$100
$50
$0
01/31/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
01/31/2026
Okta
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	1/31/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025	1/31/2026
Okta	$100	$76	$28	$32	$36	$33
S&P 500 Index	100	123	113	137	173	201
S&P 500 Information Technology Index	100	126	107	160	204	256
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2026 Annual Report to Stockholders, which includes our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Unregistered Sales of Equity Securities
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
Overview
We are the leading independent identity partner. Our Okta Platform and Auth0 Platform enable our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use our platforms to securely access a wide range of cloud, mobile, web and Software-as-a-Service (“SaaS”) applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers, and services from a multitude of devices. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and non-human identities (“NHIs”) to the applications they need to do their most important work. We are expanding these capabilities to include AI agents with the introduction of new product offerings currently in development and early access. Developers leverage our Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, AI agents into the software they build, allowing them to innovate and focus on their core mission.
Our customers consist of leading global organizations ranging from the largest enterprises to small- and medium-sized businesses, universities, nonprofits and government agencies. We partner with a broad range of application, IT infrastructure and security vendors through our Okta Integration Network. As of January 31, 2026, we had over 7,000 integrations with these cloud, mobile and web applications, and IT infrastructure and security vendors.
We employ a SaaS business model and generate revenue primarily by selling multi-year subscriptions to our cloud-based offerings. We focus on attracting and retaining our customers by building on and increasing the value we provide to them over time. This commitment to our customers’ success helps drive increased customer investment in the number of users of our Okta Platform and Auth0 Platform and adoption of our additional product offerings. We sell our product offerings directly through our field and inside sales teams, as well as indirectly through our network of channel partners, including cloud marketplaces, resellers, system integrators and other distribution partners. Our subscription fees include the use of our service and our technical support and management of our platforms. We base subscription fees primarily on the solutions used and the number of users on our platforms. We typically invoice customers in advance in annual installments for subscriptions to our platforms.
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted approximately 98% of total revenue for fiscal 2026. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, remaining performance obligations (“RPO”) and billings growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.
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
Impact of Current Economic Conditions
Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, changing interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations and overall financial position remain uncertain. See the section titled “Risk Factors” included under Part I, Item 1A above for further discussion of the possible impact of these factors and other risks on our business.
Financial Information and Segments
We operate our business as one reportable segment. For fiscal 2026, 2025 and 2024, our revenue was $2,919 million, $2,610 million and $2,263 million, respectively, representing a growth rate of 12% and 15% in fiscal 2026 and 2025, respectively. For fiscal 2026 and 2025, we generated net income of $235 million and $28 million, respectively, and for fiscal 2024, we generated a net loss of $355 million. Our accumulated deficit as of January 31, 2026 was $2,567 million.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of January 31,
	2026	2025	2024
	(dollars in millions)
Customers with annual contract value (“ACV”) above $100,000	5,100	4,800	4,485
Dollar-based net retention rate for the trailing 12 months ended	106%	107%	111%
Current remaining performance obligations	$2,513	$2,248	$1,952
Remaining performance obligations	$4,827	$4,215	$3,385
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in ACV with us was 5,100, 4,800 and 4,485 as of January 31, 2026, 2025 and 2024, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
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
Our Dollar-Based Net Retention Rate is primarily attributable to our healthy gross retention, an expansion of users and upselling additional solutions within our existing customers. Larger enterprises often implement a limited initial deployment of our platforms before increasing their deployment on a broader scale. The decrease in our Dollar-Based Net Retention Rate as of January 31, 2026, compared to January 31, 2025, was primarily a result of the macroeconomic environment, with overall ACV from existing customers increasing at a slower rate in the current period.
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
We intend to continue to invest additional resources in our platform infrastructure, our platforms’ support organizations and security posture. We will continue to invest in technology innovation and we anticipate that costs qualifying for capitalization of internal-use software costs and related amortization may fluctuate over time. We

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
expect our investment in technology to expand the capability of our platforms, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Revenue
Subscription	$2,855	$2,556	$2,205
Professional services and other	64	54	58
Total revenue	2,919	2,610	2,263
Cost of revenue
Subscription(1)	578	549	502
Professional services and other(1)	83	69	79
Total cost of revenue	661	618	581
Gross profit	2,258	1,992	1,682
Operating expenses
Research and development(1)	639	642	656
Sales and marketing(1)	1,018	965	1,036
General and administrative(1)	448	448	450
Restructuring and other charges	4	11	56
Total operating expenses	2,109	2,066	2,198
Operating income (loss)	149	(74)	(516)
Interest expense	(4)	(5)	(8)
Interest income and other, net	110	106	81
Gain on early extinguishment of debt	—	19	106
Interest and other, net	106	120	179
Income (loss) before provision for income taxes	255	46	(337)
Provision for income taxes	20	18	18
Net income (loss)	$235	$28	$(355)
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Cost of subscription revenue	$74	$82	$75
Cost of professional services and other revenue	10	12	15
Research and development	196	216	277
Sales and marketing	132	131	156
General and administrative	132	124	161
Total stock-based compensation expense	$544	$565	$684

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	98%	98%	97%
Professional services and other	2	2	3
Total revenue	100	100	100
Cost of revenue
Subscription	20	21	22
Professional services and other	3	3	4
Total cost of revenue	23	24	26
Gross profit	77	76	74
Operating expenses
Research and development	22	25	29
Sales and marketing	35	37	46
General and administrative	15	17	20
Restructuring and other charges	—	—	2
Total operating expenses	72	79	97
Operating income (loss)	5	(3)	(23)
Interest expense	—	—	—
Interest income and other, net	4	4	4
Gain on early extinguishment of debt	—	1	4
Interest and other, net	4	5	8
Income (loss) before provision for income taxes	9	2	(15)
Provision for income taxes	1	1	1
Net income (loss)	8%	1%	(16)%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
A discussion regarding our financial condition and results of operations for fiscal 2026 compared to fiscal 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on March 5, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.okta.com.
Comparison of the Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$2,855	$2,556	$299	12%
Professional services and other	64	54	10	18
Total revenue	$2,919	$2,610	$309	12%
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
For fiscal 2026, the increase in subscription revenue was primarily due to an increase in users and sales of additional solutions to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our Dollar-Based Net Retention Rate of 106% as of January 31, 2026 and an increase in the number of customers as detailed in our Key Business Metrics.
For fiscal 2026, the increase in professional services and other revenue was due to higher bookings associated with professional services. Beginning in fiscal 2027, we expect professional services and other revenue to decline as we shift more engagements to our partner ecosystem.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$578	$549	$29	5%
Professional services and other	83	69	14	19
Total cost of revenue	$661	$618	$43	7%
Gross profit	$2,258	$1,992	$266	13%
Gross margin:
Subscription	80%	79%
Professional services and other	(29)	(29)
Total gross margin	77%	76%
For fiscal 2026, cost of subscription revenue increased primarily due to an increase of $20 million in labor costs, third-party hosting costs of $15 million, and software costs of $9 million. This was offset by decreases in consulting costs of $10 million and stock-based compensation of $8 million.
Our gross margin for subscription revenue improved from 79% to 80% during fiscal 2026. The increase was primarily driven by improved spend efficiency resulting in lower relative cost of subscription revenue.
For fiscal 2026, cost of professional services and other revenue increased due to an increase in labor costs of $15 million offset by a decrease in stock-based compensation of $2 million.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for professional services and other revenue remained relatively flat.
Operating Expenses
Research and Development Expenses

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Research and development	$639	$642	$(3)	(1)%
Percentage of revenue	22%	25%
For fiscal 2026, research and development expenses decreased due to a reduction in stock-based compensation expense of $20 million, offset by increases in labor costs of $15 million and hosting fees of $2 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.
Sales and Marketing Expenses

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Sales and marketing	$1,018	$965	$53	5%
Percentage of revenue	35%	37%
For fiscal 2026, sales and marketing expenses increased primarily due to an increase in labor costs of $23 million, marketing costs of $12 million, travel and entertainment of $8 million, software costs of $2 million and stock-based compensation expense of $1 million. The decrease in sales and marketing as a percentage of total revenue was primarily driven by improved spend efficiency.
We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future. We expect sales and marketing expenses as a percentage of total revenue to decrease as our total revenue grows.
General and Administrative Expenses

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
General and administrative	$448	$448	$—	—%
Percentage of revenue	15%	17%
For fiscal 2026, general and administrative expenses remained flat. Increases in labor costs of $13 million and stock-based compensation expense of $8 million were partially offset by decreases in legal and professional fees of $10 million and consulting costs of $8 million. The decrease in general and administrative as a percentage of total revenue was primarily driven by improved spend efficiency. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Other Charges

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Restructuring and other charges	$4	$11	$(7)	(65)%
Percentage of revenue	—%	—%
Restructuring and other charges decreased in fiscal 2026 due to a reduction in the scale of restructuring initiatives compared to fiscal 2025.
Interest and Other, Net

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Interest expense	$(4)	$(5)	$1	(34)%
Interest income and other, net	110	106	4	4
Gain on early extinguishment of debt	—	19	(19)	(100)
Interest and other, net	$106	$120	$(14)	(11)%
For fiscal 2026, interest and other, net decreased primarily due to a decrease in gains on early extinguishment of debt related to repurchases of the convertible senior notes offset by an increase in interest income from our short-term investments. We expect interest income to decrease in fiscal 2027 as we deploy investable cash to fund our Share Repurchase Program, settle our 2026 Convertible Senior Notes obligation, and due to changes in the interest rate environment.
Provision for Income Taxes

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$20	$18	$2	14%
For fiscal 2026, income tax expense resulted primarily from income in profitable foreign jurisdictions and state and local taxes, offset by the favorable impacts of the “One Big Beautiful Bill Act” (the “Act”) enacted on July 4, 2025.
For fiscal 2025, income tax expense resulted primarily from income in profitable foreign jurisdictions, federal and state taxes resulting from limitations on tax attribute utilization, offset by the impact of tax windfalls from stock-based compensation in the United States.
The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations. The provisions of the Act have staggered effective dates beginning in 2025 and continuing through 2027. Our provision for income taxes reported for fiscal 2026 was computed to reflect the effects of the change in the tax law. We expect the immediate expensing of domestic R&D expenditures to be the most significant impact of the Act, resulting in a reduction in federal and state cash tax payments and in our provision for income taxes for future periods.
In addition, certain provisions of the Act, particularly those related to international taxation, are effective beginning in the fiscal period ending January 31, 2027. We are currently evaluating the impact of these provisions on our financial statements and tax positions.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of January 31, 2026 we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,553 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit.
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
In January 2026, our board authorized a stock repurchase program of up to $1 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We have and may repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The timing and the amount of stock repurchases under the Share Repurchase will be based on our evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. During the year ended January 31, 2026, we repurchased and immediately retired 875,150 shares of our Class A common stock for an aggregate amount, including commissions, of $79 million under the Share Repurchase Program. As of January 31, 2026, approximately $921 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
We satisfy employee tax withholding obligations due upon the vesting of share-based awards through net share settlement using available cash. This practice reduces our equity dilution rate and impacts liquidity as our cash requirements for these obligations are primarily driven by the market price of our Class A common stock at the time of vesting. In fiscal 2026 and 2025, cash paid to satisfy these employee tax withholding obligations was $192 million and $148 million, respectively.
In September 2019, we completed our private offering of the 2025 convertible senior notes (“2025 Notes”) due on September 1, 2025 and we used a portion of the proceeds to enter into capped call transactions (“2025 Capped Calls”) with respect to our Class A common stock. The 2025 Notes matured on September 1, 2025, and we settled in full the principal amount then outstanding of $510 million in cash and the associated then outstanding 2025 Capped Calls expired unexercised.
In June 2020, we completed our private offering of the 2026 convertible senior notes (“2026 Notes”) due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions (“2026 Capped Calls”) with respect to our Class A common stock. As of January 31, 2026, the outstanding principal balance of the 2026 Notes of $350 million is classified as a current liability due to their upcoming maturity on June 15, 2026 and we currently intend to settle the principal amount of the 2026 Notes in cash.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In the ordinary course of our business, we have and may, at any time and from time to time, seek to extinguish our outstanding 2026 Notes through cash purchases and/or exchanges for equity, in open-market purchases, privately negotiated transactions or otherwise. Such extinguishments, if any, will be conducted on such terms and at such prices as we may determine, and will depend on our evaluation of the prevailing market conditions, trading price of the 2026 Notes, our liquidity requirements, legal and contractual restrictions and other factors. See Note 8 to our consolidated financial statements “Convertible Senior Notes, Net” and the section titled “Transactions relating to the 2026 Notes may affect the value of our Class A common stock” in “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K for additional information.
On September 4, 2025, we acquired all of the outstanding equity of Axiom Security Ltd (“Axiom”), a privately held company specializing in privileged access management solutions. The acquisition date cash consideration was $54 million. See Note 16 to our consolidated financial statements “Business Combinations” for additional information.
We believe our existing cash and cash equivalents, our investments and cash provided by sales of our solutions will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platforms. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights; additionally, we have, and may in the future, repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies this could reduce our ability to compete successfully and harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2026, we had deferred revenue of $1,905 million, of which $1,875 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$884	$750	$512
Net cash provided by (used in) investing activities	271	(314)	441
Net cash used in financing activities	(720)	(359)	(883)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	14	(4)	1
Net increase in cash, cash equivalents and restricted cash	$449	$73	$71
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
During fiscal 2026, cash provided by operating activities was $884 million, an increase of $134 million compared to fiscal 2025. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During fiscal 2026, cash provided by investing activities was $271 million, compared to cash used in investing activities of $314 million during fiscal 2025. The change was primarily driven by higher proceeds from maturities and redemption of available-for-sale securities and a decrease in purchases of available-for-sale and other securities.
Financing Activities
During fiscal 2026, cash used in financing activities was $720 million, an increase of $361 million compared to fiscal 2025. The increase was primarily attributable to an increase in payments upon maturity and repurchases of convertible senior notes, an increase in taxes paid related to net share settlement of equity awards, and further impacted by common stock repurchases related to the initiation of our share repurchase program in fiscal 2026. The cash outlay for common stock repurchases and taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the respective transaction dates.
Material Cash Requirements
Contractual Obligations
The following table represents our known short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of January 31, 2026:

	Short-term	Long-term	Total
	(dollars in millions)
Convertible Senior Notes:(1)
Principal payments	$350	$—	$350
Interest payments	1	—	1
Operating leases(2)	36	77	113
Purchase obligations(3)	306	163	469
Total contractual obligations	$693	$240	$933
(1) See Note 8 to our consolidated financial statements “Convertible Senior Notes, Net” for additional information.
(2) See Note 9 to our consolidated financial statements “Leases” for additional information.
(3) Purchase obligations primarily relate to data center hosting facilities, and other sales and marketing obligations.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No material demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
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
Revenue Recognition
We primarily derive our revenues from subscription fees. A description of our revenue recognition policies is included in Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies.”
Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price of the contract is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Evaluating customer contracts with multiple performance obligations and complex terms may require significant judgment in identifying the distinct performance obligations.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies — Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements Not Yet Adopted” for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom, Canada, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During fiscal 2026, 2025 and 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,553 million as of January 31, 2026, of which $2,365 million was invested in U.S. treasury securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of January 31, 2026, the outstanding principal balance of the 2026 Notes of $350 million is classified as a current liability due to their upcoming maturity on June 15, 2026.
The 2026 Notes have a fixed annual interest rate of 0.375%; accordingly, we do not have economic interest rate exposure on the 2026 Notes. However, the fair value of the 2026 Notes is exposed to interest rate risk. Generally, the fair market value of the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2026 Notes in an over-the-counter market on the last available trading day of the reporting period. See Note 8 to our consolidated financial statements “Convertible Senior Notes, Net” for additional information. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Okta, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Okta, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Identifying and evaluating terms and conditions in contracts with customers
Description of the Matter
The Company derives the majority of its revenue from subscription fees. As explained in Note 2 to the consolidated financial statements, the Company’s arrangements are generally non-cancelable and non-refundable. In addition, the arrangements do not provide customers with the right to take possession of the software and, as a result, are accounted for as service arrangements. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancelable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer.

Auditing the Company’s accounting for subscription revenue recognition required significant effort in the identification and evaluation of non-standard terms and conditions, including the identification of performance obligations, for significant arrangements that involve negotiation of otherwise standard terms with the customer.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of non-standard terms and conditions in contracts that impact subscription revenue recognition, including the identification of performance obligations. This included testing relevant controls over the information systems that are used in the initiation, billing and recording of subscription revenue transactions.

Among other procedures, on a sample basis, we tested the completeness and accuracy of management’s identification and evaluation of the non-standard terms and conditions in subscription revenue contracts. Further, we selected a sample of significant contractual arrangements that may have involved negotiation of standard terms to test that management had properly assessed the impact of any non-standard terms on the identified performance obligations and revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Jose, California
March 5, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Okta, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Okta, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Okta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 5, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
March 5, 2026

OKTA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$858	$409
Short-term investments	1,695	2,114
Accounts receivable, net	687	621
Deferred commissions	171	140
Prepaid expenses and other current assets	233	132
Total current assets	3,644	3,416
Property and equipment, net	38	43
Operating lease right-of-use assets	65	74
Deferred commissions, noncurrent	332	267
Intangible assets, net	91	138
Goodwill	5,487	5,448
Other assets	53	51
Total assets	$9,710	$9,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12	$13
Accrued expenses and other current liabilities	104	103
Accrued compensation	213	207
Convertible senior notes, net	350	509
Deferred revenue	1,875	1,691
Total current liabilities	2,554	2,523
Convertible senior notes, net, noncurrent	—	349
Operating lease liabilities, noncurrent	72	94
Deferred revenue, noncurrent	30	27
Other liabilities, noncurrent	55	39
Total liabilities	2,711	3,032
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2026 and 2025.	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 169,670 and 165,650 shares issued and outstanding as of January 31, 2026 and 2025, respectively.	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,687 and 7,809 shares issued and outstanding as of January 31, 2026 and 2025, respectively.	—	—
Additional paid-in capital	9,553	9,219
Accumulated other comprehensive income (loss)	13	(12)
Accumulated deficit	(2,567)	(2,802)
Total stockholders’ equity	6,999	6,405
Total liabilities and stockholders’ equity	$9,710	$9,437

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	$2,855	$2,556	$2,205
Professional services and other	64	54	58
Total revenue	2,919	2,610	2,263
Cost of revenue
Subscription	578	549	502
Professional services and other	83	69	79
Total cost of revenue	661	618	581
Gross profit	2,258	1,992	1,682
Operating expenses
Research and development	639	642	656
Sales and marketing	1,018	965	1,036
General and administrative	448	448	450
Restructuring and other charges	4	11	56
Total operating expenses	2,109	2,066	2,198
Operating income (loss)	149	(74)	(516)
Interest expense	(4)	(5)	(8)
Interest income and other, net	110	106	81
Gain on early extinguishment of debt	—	19	106
Interest and other, net	106	120	179
Income (loss) before provision for income taxes	255	46	(337)
Provision for income taxes	20	18	18
Net income (loss)	$235	$28	$(355)

Net income (loss) per share, basic	$1.33	$0.16	$(2.17)
Net income (loss) per share, diluted	$1.31	$0.06	$(2.17)

Weighted-average shares used to compute net income (loss) per share, basic	175,882	169,569	163,634
Weighted-average shares used to compute net income (loss) per share, diluted	179,290	175,086	163,634

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended January 31,
	2026	2025	2024
Net income (loss)	$235	$28	$(355)
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	—	—	26
Foreign currency translation adjustments	25	(6)	1
Other comprehensive income (loss)	25	(6)	27
Comprehensive income (loss)	$260	$22	$(328)

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	154,009	$—	7,300	$—	$7,974	$(33)	$(2,475)	$5,466
Issuance of common stock, net	5,850	—	—	—	67	—	—	67
Conversion of Class B common stock to Class A common stock	9	—	(9)	—	—	—	—	—
Proceeds from hedges related to convertible senior notes	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	690	—	—	690
Settlement of warrants	—	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(355)	(355)
Balances as of January 31, 2024	159,835	$—	7,291	$—	$8,724	$(6)	$(2,830)	$5,888
Issuance of common stock, net	5,710	—	623	—	74	—	—	74
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(149)	—	—	(149)
Conversion of Class B common stock to Class A common stock	105	—	(105)	—	—	—	—	—
Stock-based compensation	—	—	—	—	570	—	—	570
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	28	28
Balances as of January 31, 2025	165,650	$—	7,809	$—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock, net	4,543	—	230	—	53	—	—	53
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(191)	—	—	(191)
Common stock repurchased	(875)	—	—	—	(79)	—	—	(79)
Conversion of Class B common stock to Class A common stock	352	—	(352)	—	—	—	—	—
Settlement of capped calls related to convertible senior notes	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	549	—	—	549
Other comprehensive income	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	235	235
Balances as of January 31, 2026	169,670	$—	7,687	$—	$9,553	$13	$(2,567)	$6,999

See Notes to Consolidated Financial Statements.

OKTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$235	$28	$(355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	544	565	684
Depreciation and amortization	96	98	99
Amortization of deferred commissions	161	130	104
Deferred income taxes	13	2	6
Lease impairment charges	—	—	28
Gain on early extinguishment of debt	—	(19)	(106)
Other, net	8	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(70)	(63)	(79)
Deferred commissions	(245)	(186)	(158)
Prepaid expenses and other assets	(33)	(37)	(32)
Operating lease right-of-use assets	18	20	23
Accounts payable	(2)	1	—
Accrued compensation	1	41	68
Accrued expenses and other liabilities	1	(3)	21
Operating lease liabilities	(30)	(33)	(39)
Deferred revenue	187	207	250
Net cash provided by operating activities	884	750	512
Cash flows from investing activities:
Capitalized software	(12)	(12)	(15)
Purchases of property and equipment	(9)	(8)	(8)
Purchases of securities available-for-sale and other	(1,505)	(1,812)	(1,709)
Proceeds from maturities and redemption of securities available-for-sale	1,848	1,571	2,134
Proceeds from sales of securities available-for-sale and other	5	3	62
Payments for business acquisitions, net of cash acquired	(56)	(56)	(22)
Purchases of intangible assets	—	—	(1)
Net cash provided by (used in) investing activities	271	(314)	441
Cash flows from financing activities:
Payments upon maturity and repurchases of convertible senior notes	(510)	(280)	(937)
Taxes paid related to net share settlement of equity awards	(192)	(148)	—
Payments for warrants related to convertible senior notes	—	—	(7)
Proceeds from settlement of capped calls related to convertible senior notes	2	—	—
Repurchases of common stock	(73)	—	—
Proceeds from stock option exercises	12	27	15
Proceeds from shares issued in connection with employee stock purchase plan	41	42	46
Net cash used in financing activities	(720)	(359)	(883)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	14	(4)	1
Net increase in cash, cash equivalents and restricted cash	449	73	71
Cash, cash equivalents and restricted cash at beginning of year	415	342	271
Cash, cash equivalents and restricted cash at end of year	$864	$415	$342

	Year Ended January 31,
	2026	2025	2024
Supplementary cash flow disclosure:
Non-cash investing and financing activities:
Unsettled common stock repurchases	6	—	—
Unsettled maturities of securities available-for-sale	69	—	—
Operating lease right-of-use assets exchanged for lease liabilities	9	9	11
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$858	$409	$334
Restricted cash, current included in prepaid expenses and other current assets	1	1	2
Restricted cash, noncurrent included in other assets	5	5	6
Total cash, cash equivalents and restricted cash	$864	$415	$342

See Notes to Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity partner. The Company’s Okta Platform and Auth0 Platform enable customers to securely connect the right people to the right technologies and services at the right time. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and non-human identities (“NHIs”) to the applications they need to do their most important work. Developers leverage the Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, AI agents into the software they build, allowing them to innovate and focus on their core mission. The Company is headquartered in San Francisco, California.
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
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM utilizes consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company’s overall performance and inform resource allocation to support strategic priorities and capital allocation needs. The profit and loss measure most consistent with GAAP used by the CODM is consolidated net income.
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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other, net in the consolidated statements of operations and were not material in fiscal 2026, 2025 or 2024. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.

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
Contracts with Multiple Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Commissions
Sales commissions earned by the Company’s sales force are generally considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts, including incremental sales to existing customers, are deferred and then amortized on a straight-line basis over a period of benefit, which is determined to be generally five years. The Company determined the period of benefit by taking into consideration the terms of its customer contracts, its technology life and other factors.
Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the average contractual term of two years.
Sales commissions capitalized as contract costs totaled $245 million and $186 million in fiscal 2026 and 2025, respectively. Amortization of contract costs totaled $161 million, $130 million and $104 million in fiscal 2026, 2025 and 2024, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $83 million, $68 million, and $65 million in fiscal 2026, 2025 and 2024, respectively.
Restructuring and Other Charges
Restructuring generally includes actions involving employee-related severance charges, facilities consolidation and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. These charges are reflected in the period when both the actions are probable, at the balance sheet date, and the amounts are reasonably estimable. Right-of-use asset impairments are recognized on the date the premises have been vacated or the Company have ceased-use of the leased facilities.
Actual results may differ from the Company’s estimates and assumptions. Restructuring liabilities are classified in accrued expenses and other current liabilities in the consolidated balance sheets.
Stock-Based Compensation
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”), restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an employee stock purchase program (“ESPP”) to eligible employees.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The fair value of ESPP awards are estimated on the grant date using the Black-Scholes option pricing model which requires the use of various assumptions, including the expected term of the award, the expected volatility of the price of the underlying common stock, risk-free interest rates, and expected dividend yield of the underlying common stock. Stock-based compensation expense is recognized following the straight-line attribution method over the offering period for ESPP awards.
The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Forfeitures are accounted for as they occur.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds. The fair market value of cash equivalents approximated their carrying value as of January 31, 2026 and 2025.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 31, 2026 and 2025, the Company’s restricted cash balance was $6 million, primarily related to letters of credit for its facility lease agreements.
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
The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in interest and other, net when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in interest and other, net in the consolidated statements of operations.
Strategic Investments
The Company’s strategic investments consist primarily of equity investments in privately held companies and are included in Other assets on the consolidated balance sheets. Investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured using the measurement alternative. In applying the measurement alternative, the Company adjusts the carrying values of strategic investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Additionally, the Company evaluates its strategic investments at least quarterly for impairment. Adjustments and impairments are recorded in Interest and other, net on the consolidated statements of operations.
In determining the estimated fair value of its strategic investments in privately held companies, the Company uses the most recent and available data. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires use of significant judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee’s financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations.
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
The useful lives of property and equipment are as follows:

Useful lives
Furniture and fixtures	Shorter of 7 years or remaining lease term
Leasehold improvements	Shorter of estimated useful life or remaining lease term
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating Leases and Incremental Borrowing Rate
The Company leases office space under operating leases with expiration dates through 2031. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on the more readily determinable of either the rate implicit in the lease or the incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The estimation of the incremental borrowing rate is based on an estimate of the Company’s unsecured borrowing rate, adjusted for tenor and collateralized security features. Lease liabilities due within twelve months are included within accrued expenses and other current liabilities on the consolidated balance sheet. Right-of-use assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For leases with a lease term of 12 months or less (“short-term leases”), rent expense is recorded in the consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
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
Share Repurchase Program
Share repurchases are recorded on the trade date and the repurchase price is inclusive of any related fees and commissions. Shares of Class A common stock repurchased by the Company are immediately retired. The par value of the Class A common stock repurchased is deducted from common stock with the excess of repurchase price recorded to additional paid-in capital on the Company’s consolidated balance sheets.
Concentrations of Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company’s short-term investments are primarily intended to facilitate liquidity and capital preservation and consist predominately of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The Company’s policy is designed to limit exposure from any particular issuer or institution.
Credit risk arising from accounts receivable is mitigated due to the large number of customers and their dispersion across various industries and geographies. For the periods presented, there were no customers that represented more than 10% of the Company’s accounts receivable balance or total revenue.
The Company serves customers and users from data center facilities located across various different physical locations, such as the U.S., Europe and Asia-Pacific, most of which are operated by a single third party. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial condition.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The rights of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion rights.
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance prospectively in fiscal 2026. Refer to Note 13 to the consolidated financial statements “Income Taxes” for the expanded disclosures resulting from the adoption of this guidance.
Recent Accounting Pronouncements Not Yet Adopted
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
3. Restructuring and Other Charges
The following table summarizes the Company’s restructuring and other charges during fiscal 2026, 2025 and 2024:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Severance and termination benefit costs	$4	$11	$28
Lease impairment charges	—	—	28
Total	$4	$11	$56

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s restructuring liability related to severance and termination benefit costs that is included in Accrued expenses and other current liabilities on the consolidated balance sheets:

Severance and termination benefit costs
(dollars in millions)
Balance as of January 31, 2024	$24
Restructuring charges	11
Cash payments	(24)
Balance as of January 31, 2025	11
Restructuring charges	4
Cash payments	(11)
Balance as of January 31, 2026	$4
Severance and termination benefits are provided primarily under ongoing arrangements and are accrued when the obligation is probable and the amount can be reasonably estimated.
During fiscal 2026, the Company recognized $4 million in restructuring costs related to an insignificant workforce reduction that is expected to be substantially complete by the first quarter of fiscal 2027.
During fiscal 2025, the Company recognized $11 million in restructuring costs that was substantially complete by the first quarter of fiscal 2026.
During fiscal 2024, the Company recognized $24 million in restructuring costs that was substantially complete by the first quarter of fiscal 2025. Other charges during fiscal 2024 included $28 million in lease impairments and $4 million in severance for separate insignificant workforce reductions.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the estimated fair value of cash equivalents and short-term investments:

	As of January 31,
	2026	2025
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$654	$225
Certificates of deposit (Level 2)	—	23
U.S. treasury securities (Level 2)	16	—
Total cash equivalents	670	248
Level 2:
Short-term investments (Available-for-sale):
U.S. treasury securities	1,459	1,788
Corporate debt securities	180	281
Certificates of deposit	56	45
Total short-term investments	1,695	2,114
Total	$2,365	$2,362
The following table presents the contractual maturities of the Company’s short-term investments:

As of January 31, 2026
Estimated Fair Value
(dollars in millions)
Due within one year	$1,387
Due between one to five years	308
Total	$1,695
Interest receivable of $24 million is included in Prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2026 and 2025.
There were no material differences between the estimated fair value and amortized cost of cash equivalents and short-term investments as of January 31, 2026 and 2025.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit related impairments for short-term investments as of January 31, 2026 and 2025.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of January 31, 2026 and 2025, the balance of strategic investments was $33 million and $30 million, respectively.
5. Goodwill and Intangible Assets, net
Goodwill
As of January 31, 2026 and 2025, goodwill was $5,487 million and $5,448 million, respectively. No goodwill impairments were recorded during fiscal 2026, 2025 and 2024.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets, net
Intangible assets consisted of the following:

	As of January 31, 2026
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Purchased developed technology	$214	$(179)	$35
Customer relationships	116	(106)	10
Capitalized internal-use software costs	72	(32)	40
Trade name	21	(20)	1
Other	7	(2)	5
	$430	$(339)	$91

	As of January 31, 2025
	Gross	Accumulated Amortization	Net
	(dollars in millions)
Purchased developed technology	$239	$(179)	$60
Customer relationships	116	(85)	31
Capitalized internal-use software costs	54	(19)	35
Trade name	21	(16)	5
Other	10	(3)	7
	$440	$(302)	$138
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of January 31,
	2026	2025
Purchased developed technology	2.1 years	1.9 years
Customer relationships	0.9 years	1.6 years
Trade name	0.3 years	1.3 years
As of January 31, 2026, estimated remaining amortization expense for the intangible assets by fiscal year was as follows:

Remaining Amortization
(dollars in millions)
2027	$45
2028	24
2029	17
2030	4
2031	1
Total	$91
Amortization expense of intangible assets was $83 million, $85 million and $87 million in fiscal 2026, 2025 and 2024, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Property and Equipment, net
Property and equipment consisted of the following:

	As of January 31,
	2026	2025
	(dollars in millions)
Furniture and fixtures	$18	$15
Leasehold improvements	90	84
Property and equipment, gross	108	99
Less accumulated depreciation	(70)	(56)
Property and equipment, net	$38	$43
Depreciation expense was $13 million in fiscal 2026 and 2025 and $12 million in fiscal 2024.
7. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during fiscal 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $1,674 million and $1,456 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers was approximately $4,827 million as of January 31, 2026. Of this amount, the Company expects to recognize revenue of approximately $2,513 million, or 52%, over the next 12 months, with the balance to be recognized as revenue thereafter.
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
2025 Convertible Senior Notes
The 2025 Notes matured on September 1, 2025, and the Company settled the full then remaining $510 million principal amount outstanding in cash.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into capped call transactions with respect to its Class A common stock. During fiscal 2026, the Company unwound and settled in cash a portion of the

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2025 Capped Calls corresponding to the previously repurchased notes and all remaining 2025 Capped Calls expired upon the maturity of the 2025 Notes.
2026 Convertible Senior Notes
The 2026 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 0.375% per year. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes mature on June 15, 2026, unless earlier redeemed, repurchased or converted. As of January 31, 2026, the outstanding principal balance of the 2026 Notes of $350 million is classified as a current liability due to their upcoming maturity on June 15, 2026.
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
On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances. During the three months ended January 31, 2026, the conditions allowing holders of the 2026 Notes to convert prior to March 15, 2026 were not met. As of January 31, 2026, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2026 Capped Calls
In connection with the pricing of the 2026 Notes, the Company entered into capped call transactions with respect to its Class A common stock. The 2026 Capped Calls are purchased call options that give the Company the option to purchase approximately 5 million shares, subject to anti-dilution adjustments substantially identical to those in the 2026 Notes, of its Class A common stock for approximately $238.60 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2026 Notes, exercisable upon conversion of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $360.14 per share (subject to adjustment) and will expire in 2026, if not exercised earlier. The 2026 Capped Calls are intended to offset potential dilution to the Company’s Class A common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2026 Notes under certain circumstances. The 2026 Capped Calls are separate transactions and are not part of the terms of the 2026 Notes. The 2026 Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During fiscal 2026, the Company unwound and settled in cash a portion of the 2026 Capped Calls corresponding to the previously repurchased notes.
Fair Value Measurements
As of January 31, 2026, the estimated fair value of the 2026 Notes, which are not recorded at fair value on the consolidated balance sheets, was $345 million.
The estimated fair value of the 2026 Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last available trading day of the reporting period.
9. Leases
The Company has entered into various non-cancelable office space operating leases with original lease periods expiring between 2026 and 2031. These leases do not contain material variable rent payments, residual value guarantees, financial covenants or other restrictions. The Company’s corporate headquarters lease in San Francisco has a 10-year term, which expires in October 2028. The Company is entitled to two five-year options to extend this lease, subject to certain requirements.
Operating lease costs were as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Operating lease costs(1)	$28	$31	$34
(1)    Amounts are presented exclusive of sublease income and include short-term leases, which are immaterial.
The weighted-average remaining term of operating leases was 3.0 years and 3.8 years as of January 31, 2026 and January 31, 2025, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.6% as of January 31, 2026 and January 31, 2025.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of operating lease liabilities, which do not include short-term leases, were as follows:

As of January 31, 2026
Fiscal Year Ending January 31:	(dollars in millions)
2027	$36
2028	39
2029	31
2030	4
2031	2
Thereafter	1
Total lease payments	113
Less imputed interest and other	(12)
Total operating lease liabilities	$101
Cash payments made related to operating lease liabilities were $37 million and $41 million in fiscal 2026 and 2025, respectively.
10. Commitments and Contingencies
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $5 million and $6 million were issued and outstanding as of January 31, 2026 and January 31, 2025, respectively. No draws have been made under such letters of credit.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On January 10, 2025, the Company and defendants agreed in principle to the non-monetary terms of a global resolution of the California Federal Derivative Actions, the Delaware Federal Derivative Actions, and the Delaware Chancery Actions (collectively, the “Derivative Actions”), and executed a Memorandum of Understanding in connection therewith containing the agreed-upon material, non-monetary terms of the proposed settlement. The parties in the Derivative Actions subsequently agreed that the Company would not oppose a fee award to plaintiffs’ counsel of $2.25 million, which the Company, as part of the final settlement documentation, agreed to cause its D&O insurers to pay. The parties in the Derivative Actions executed a Stipulation of Settlement on June 26, 2025, and the plaintiffs in the consolidated California Federal Derivative Actions filed a motion for preliminary approval of the proposed settlement on July 1, 2025. On August 18, 2025, the court in the consolidated California Federal Derivative Actions granted preliminary approval of the proposed settlement. On October 22, 2025, the court in the consolidated California Federal Derivative Actions granted final approval of the settlement and entered a judgment dismissing the consolidated California Federal Derivative Actions with prejudice. On November 24, 2025, the court in the Delaware Federal Derivative Actions entered orders dismissing those actions with prejudice pursuant to the terms of the settlement. On December 1, 2025, the court in the Delaware Chancery Actions entered an order dismissing that consolidated action pursuant to the terms of the settlement.
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

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
11. Common Stock and Stockholders’ Equity
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
As of January 31, 2026, shares of common stock reserved for future issuance were as follows:

As of January 31, 2026
(shares in thousands)
Options and unvested RSUs outstanding	7,828
Available for future stock option and RSU grants	43,612
Available for ESPP	9,892
Total	61,332
Share Repurchase Program
In January 2026, the Company’s board authorized a stock repurchase program of up to $1 billion of the Company’s outstanding shares of Class A common stock. The Company may repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The timing and the amount of stock repurchases under the Share Repurchase Program will be determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time.
During the year ended January 31, 2026, the Company repurchased and immediately retired 875,150 shares of its Class A common stock for an aggregate amount, including commissions, of $79 million under the Share Repurchase Program. As of January 31, 2026, approximately $921 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Employee Incentive Plans
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Stock Plan (“2009 Plan”) and the 2017 Equity Incentive Plan (“2017 Plan”). All shares that remain available for future grants are under the 2017 Plan. As of January 31, 2026, options to purchase 739,356 shares of Class A common stock and 330,688 shares of Class B common stock remained outstanding.
The Company’s equity incentive plans provide for granting stock options, RSUs, restricted stock awards to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an ESPP to eligible employees.
Stock-based compensation expense by award type was as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Stock options	$1	$14	$45
RSUs	476	475	490
Market-based RSUs	44	25	12
ESPP	16	17	26
Restricted stock awards	7	34	111
Total	$544	$565	$684
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Cost of revenue:
Subscription	$74	$82	$75
Professional services and other	10	12	15
Research and development	196	216	277
Sales and marketing	132	131	156
General and administrative	132	124	161
Total	$544	$565	$684
Stock Options
Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and with the remainder vesting monthly thereafter in equal installments. Shares offered under the Plan may be: (i) authorized but unissued shares or (ii) treasury shares.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity and related information was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 31, 2025	2,199	$57.98	2.8	$137
Exercised	(1,128)	10.11
Expired	(1)	30.56
Outstanding as of January 31, 2026	1,070	$108.43	3.1	$36
As of January 31, 2026
Vested and expected to vest	1,070	$108.43	3.1	$36
Vested and exercisable	1,070	$108.43	3.1	$36
No options were granted during fiscal 2026, 2025 and 2024. The total grant-date fair value of stock options vested was $1 million, $16 million and $48 million during fiscal 2026, 2025 and 2024, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $109 million, $213 million and $57 million during fiscal 2026, 2025 and 2024, respectively. Windfall tax benefits realized upon exercise of stock options were $24 million and $47 million during fiscal 2026 and 2025, respectively, while no windfall tax benefits were realized in fiscal year 2024.
Restricted Stock Units
A summary of RSU activity and related information was as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2025	7,479	$97.15
Granted	4,855	101.12
Vested	(4,761)	103.57
Forfeited	(1,324)	95.67
Outstanding as of January 31, 2026	6,249	$95.66
The Company granted 4,855,252 RSUs with an aggregate fair value of $491 million during fiscal 2026. As of January 31, 2026, there was a total of $528 million of unrecognized stock-based compensation expense related to unvested RSUs, which is being recognized over a weighted-average period of 1.8 years, based on vesting under the award service conditions. The total fair value of RSUs vested during fiscal 2026, 2025 and 2024 was $460 million, $375 million and $335 million, respectively.
Market-based Restricted Stock Units
A summary of market-based RSU activity and related information was as follows:

	Number of market-based RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2025	320	$190.08
Granted	327	199.63
Vested	(138)	120.98
Outstanding as of January 31, 2026	509	$214.94
Market-based RSUs granted in fiscal 2026 vest over each of a one-, two- and three-year performance period, each starting on February 1, 2025. The average grant date fair value per target market-based RSU was estimated

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
based on a Monte Carlo simulation as of the date of grant assuming expected volatility of 58.4%, a risk-free rate of 3.87%, and a dividend yield of 0%.
For each granted market-based RSU award, the number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates.
As of January 31, 2026 there was a total of $46 million of unrecognized stock-based compensation expense related to unvested market-based RSUs, which is being recognized over a weighted-average period of 0.9 years. The total fair value of market-based RSUs vested during fiscal 2026, 2025 and 2024 was $16 million, $7 million and $0 million, respectively.
Restricted Stock Awards
As of January 31, 2026, there was $20 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is being recognized over a weighted-average period of 1.8 years based on vesting under the award service conditions.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2026	2025	2024
Expected volatility	31% - 58%	42% - 44%	46% - 74%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	3.53% - 4.28%	4.26% - 5.36%	4.84% - 5.41%
Expected dividend yield	—	—	—
During fiscal 2026, the Company’s employees purchased 578,230 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $71.34 per share, with proceeds of $41 million. During fiscal 2025, the Company’s employees purchased 586,149 shares of its Class A common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $71.68 per share, with proceeds of $42 million.
As of January 31, 2026 there was $14 million of unrecognized stock-based compensation expense related to the ESPP which is being recognized over a weighted-average vesting period of 0.9 years.
Employee Defined Contribution Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. A portion of employee contributions are matched up to a fixed maximum dollar amount per year per employee. During fiscal 2026, 2025 and 2024, matching contributions related to the plan were $17 million, $18 million and $19 million, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. The domestic and foreign components of pre-tax income (loss) for fiscal 2026, 2025 and 2024 were as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Domestic	$211	$28	$(360)
Foreign	44	18	23
Income (loss) before provision for income taxes	$255	$46	$(337)
The components of the provision for income taxes for fiscal 2026, 2025 and 2024 were as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Current:
Federal	$(1)	$5	$2
State	2	2	3
Foreign	7	9	6
Total current provision for income taxes	8	16	11
Deferred:
Foreign	12	2	7
Total deferred provision for income taxes	12	2	7
Total provision for income taxes	$20	$18	$18
For fiscal 2026, income tax expense resulted primarily from income tax expense related to profitable foreign tax jurisdictions offset by the favorable tax impact of certain U.S. tax legislation.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations. The provisions of the Act have staggered effective dates beginning in 2025 and continuing through 2027. The Company’s provision for income tax reflects the impact of the enactment of the Act.
The Company does not provide for income taxes on undistributed earnings of subsidiaries that are intended to be indefinitely reinvested. Where the Company does not intend to indefinitely reinvest subsidiary earnings, income and withholding taxes, as applicable, are provided on such undistributed earnings and are insignificant.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for fiscal 2026 is as follows:

	Year Ended January 31, 2026
	(dollars in millions)	%
U.S. Federal Statutory Tax Rate	$54	21.0%
State and Local Income Taxes, Net of Federal (National) Income Tax Effect(1)	1	0.3
Foreign Tax Effects
Australia
Share based payment awards	3	1.1
United Kingdom	3	1.3
Other Foreign Jurisdictions	4	1.4
Effect of Cross-Border Tax Laws
Foreign Derived Intangible Income Deduction	(3)	(1.3)
Tax Credits
Research and development tax credits	(24)	(9.4)
Changes in Valuation Allowances	(51)	(20.0)
Nontaxable or Nondeductible Items
Share base payment awards	4	1.8
Nondeductible Officer Compensation	17	6.6
Other	4	1.5
Changes in Unrecognized Tax Benefits	8	3.3
Other Adjustments	—	0.3
Effective Tax Rate	$20	7.9%
(1) State taxes in NY and NYC made up the majority (greater than 50%) of the tax effect in this category.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for fiscal 2025 and 2024:

	Year Ended January 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.7	3.8
Change in valuation allowance	27.4	(5.6)
Stock-based compensation	14.5	(28.4)
Effect of foreign operations	8.1	(0.7)
Research and development credits	(51.7)	5.3
Non-deductible expenses	19.2	(1.5)
Provision to return true-up	(7.1)	0.2
Unrecognized tax benefits	7.9	—
Other, net	(4.0)	0.6
Effective tax rate	39.0%	(5.3)%

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2026 and 2025 were as follows:

	As of January 31,
	2026	2025
	(dollars in millions)
Deferred tax assets:
Net operating loss carryforwards	$720	$702
Capitalized research expenditures	241	335
Stock-based compensation	27	41
Operating lease liabilities	28	31
Other reserves and accruals	27	24
Research and development and other credits	176	146
Total deferred tax assets	1,219	1,279
Valuation allowance	(1,089)	(1,144)
Total deferred tax assets, net	130	135
Deferred tax liabilities:
Deferred commissions	(124)	(99)
Other deferred tax liabilities	(16)	(15)
Operating lease right-of-use assets	(18)	(20)
Depreciation and amortization	—	(14)
Total deferred tax liabilities	(158)	(148)
Net deferred tax liabilities	$(28)	$(13)
The Company has determined that it is not more likely than not that it will realize the benefits of its net deferred tax assets in the United States due to negative evidence such as a continued cumulative loss. Therefore, the Company has recorded a valuation allowance to reduce the carrying value of the U.S. deferred tax assets, net of U.S. deferred tax liabilities. The U.S. valuation allowance decreased by $55 million and increased by $57 million during fiscal 2026 and 2025, respectively.
As of January 31, 2026, the Company had approximately $2,781 million of federal and $2,031 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2035 and 2026, respectively. As of January 31, 2026, the Company had approximately $30 million of UK net operating losses and $10 million of Israel net operating losses which do not expire.
As of January 31, 2026, the Company had federal research and development tax credit carryforwards of $158 million and California research and development tax credit carryforwards of $100 million. The federal research and development credits will start to expire in 2038 while the California research and development credits do not expire.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of beginning and ending amount of unrecognized tax benefit was as follows:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
Gross amount of unrecognized tax benefits as of the beginning of the year	$65	$49	$43
Additions based on tax positions related to a prior year	4	4	—
Additions based on tax positions related to current year	9	12	7
Reductions based on tax positions taken in a prior year	—	—	(1)
Gross amount of unrecognized tax benefits as of the end of the year	$78	$65	$49
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
Cash paid for income taxes, net of refunds received, by jurisdiction for fiscal 2026 was as follows:

Year Ended January 31, 2026
(dollars in millions)
Federal Taxes	$(3)
State Taxes
New York State	2
Other State Jurisdictions	1
Foreign Taxes
India	5
Israel	2
Japan	1
Other Foreign Jurisdictions	2
Total income taxes paid (net of refunds)	$10
Cash paid for income taxes, net of refunds received during fiscal 2025 and 2024 was $17 million and $13 million, respectively.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share. Net income (loss) is reported in millions and rounded from amounts in thousands; as a result, net income (loss) per share may not recalculate exactly due to rounding.

	Year Ended January 31,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Net income (loss), basic	$224	$11	$27	$1	$(339)	$(16)
Denominator:
Weighted-average shares outstanding, basic	168,079	7,803	162,082	7,487	156,335	7,299
Net income (loss) per share, basic	$1.33	$1.33	$0.16	$0.16	$(2.17)	$(2.17)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$224	$11	$27	$1	$(339)	$(16)
Interest and other(1)	—	—	(17)	(1)	—	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	11	—	—	—	—	—
Net income (loss), diluted	$235	$11	$10	$—	$(339)	$(16)
Denominator:
Number of shares used in basic calculation	168,079	7,803	162,082	7,487	156,335	7,299
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,036	476	1,832	2,942	—	—
Convertible senior notes	896	—	743	—	—	—
Assumed conversion of Class B to Class A common shares	8,279	—	10,429	—	—	—
Number of shares used in diluted calculation	179,290	8,279	175,086	10,429	156,335	7,299
Net income (loss) per share, diluted	$1.31	$1.31	$0.06	$0.06	$(2.17)	$(2.17)
(1) Under the if-converted method, net income (loss) is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Year Ended January 31,
	2026	2025	2024
	(shares in thousands)
Employee share-based awards	3,274	4,503	15,179
Convertible senior notes	1,468	4,170	5,473
Total	4,742	8,673	20,652
The Company entered into capped call transactions in connection with the issuance of the convertible senior notes. The effect of the capped calls was also excluded from the calculation of diluted net income (loss) per share as the effect of the capped calls would have been anti-dilutive.

OKTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2026	2025	2024
	(dollars in millions)
United States	$2,321	$2,062	$1,783
International	598	548	480
Total	$2,919	$2,610	$2,263
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2026, 2025 and 2024.
Long-lived assets by geographic location are based on the location of the legal entity that owns the asset. The following table sets forth the Company’s long-lived assets, primarily consisting of property and equipment, net and operating lease right-of-use assets, by geographic area:

	As of January 31,
	2026	2025
	(dollars in millions)
United States	$73	$94
Rest of World	30	23
Total	$103	$117
16. Business Combinations
On September 4, 2025, the Company acquired all of the outstanding equity of Axiom Security Ltd (“Axiom”), a privately held company specializing in privileged access management solutions. The acquisition of Axiom is expected to broaden the Company’s privileged access management capabilities. The acquisition date fair value of purchase consideration of $54 million was paid in cash. The Axiom acquisition was accounted for as a business combination.
The Company recorded $16 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $40 million of goodwill which is primarily attributed to the assembled workforce as well as the integration of Axiom’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income based taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition.
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
Based on this evaluation, our management concluded that, as of January 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended January 31, 2026, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1 of the Exchange Act (each, a “10b5-1 Plan”).

Name and Title	Adoption Date	Expiration Date	Aggregate Shares to be Sold (#)	Aggregate Purchase Price
Shellye Archambeau Director	December 12, 2025	Earlier of when all shares are sold and September 13, 2026	Up to 2,500	N/A
Jon Addison Chief Revenue Officer	December 24, 2025	Earlier of when all shares are sold and June 26, 2026	Indeterminable(1)	N/A
Michael Stankey Director	January 7, 2026	Earlier of when all shares are sold and December 13, 2026	Up to 190,000	N/A
Brett Tighe Chief Financial Officer	January 13, 2026	Earlier of when all shares are sold and July 13, 2026	Up to 65,000	N/A
David Schellhase Director	January 15, 2026	Earlier of when all shares are purchased and July 15, 2026	N/A	Up to $250,000 of shares
(1) Mr. Addison’s 10b5-1 Plan provides for the sale of up to 13,205 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors. The full text of our code of conduct is available on our investor relations website at investor.okta.com under “Responsibility and Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
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

OKTA, INC.

March 5, 2026	/s/ Brett Tighe
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd McKinnon Todd McKinnon	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026

/s/ Brett Tighe Brett Tighe	Chief Financial Officer (Principal Financial Officer)	March 5, 2026

/s/ Shibu Ninan Shibu Ninan	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2026

/s/ Shellye Archambeau Shellye Archambeau	Director	March 5, 2026

/s/ Anthony Bates Anthony Bates	Director	March 5, 2026

/s/ Rob Bernshteyn Rob Bernshteyn	Director	March 5, 2026

/s/ Emilie Choi Emilie Choi	Director	March 5, 2026

/s/ Robert L. Dixon, Jr. Robert L. Dixon, Jr.	Director	March 5, 2026

/s/ Jeff Epstein Jeff Epstein	Director	March 5, 2026

/s/ J. Frederic Kerrest J. Frederic Kerrest	Director	March 5, 2026

/s/ Paul Sagan Paul Sagan	Director	March 5, 2026

/s/ David Schellhase David Schellhase	Director	March 5, 2026

/s/ Michael Stankey Michael Stankey	Director	March 5, 2026

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws, as adopted on June 20, 2024.	Exhibit 3.1 to Form 8-K filed on June 24, 2024
4.1	Form of Class A Common Stock Certificate.	Exhibit 4.1 to Form S-1 filed on March 13, 2017
4.2	Indenture, dated as of June 12, 2020, between Okta, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.3	Form of 0.375% Convertible Senior Notes due 2026.	Exhibit 4.1 to Form 8-K filed on June 15, 2020
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.6 to Form 10-K filed on March 6, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Exhibit 10.1 to Form S-1 filed on March 13, 2017
10.2#	Amended and Restated 2009 Stock Plan, as amended, and forms of agreements thereunder.	Exhibit 10.2 to Form S-1 filed on March 13, 2017
10.3#	2017 Equity Incentive Plan, and forms of agreements thereunder.	Exhibit 10.3 to Form S-1A filed on March 27, 2017
10.4#	2017 Employee Stock Purchase Plan.	Exhibit 10.4 to Form S-1A filed on March 27, 2017
10.5#	Amended and Restated Senior Executive Incentive Bonus Plan.	Exhibit 99.2 to Form 8-K filed on March 7, 2019
10.6#	Executive Severance Plan.	Exhibit 10.8 to Form S-1 filed on March 13, 2017
10.7#	Amended and Restated Outside Director Compensation Policy, effective as of April 24, 2024.	Exhibit 10.1 to Form 10-Q filed on August 29, 2024
10.8#	Form of Offer Letter between the Registrant and each of its executive officers.	Exhibit 10.10 to Form S-1 filed on March 13, 2017
10.9#	Auth0, Inc. 2014 Equity Incentive Plan.	Exhibit 99.1 to Form S-8 filed on May 10, 2021
10.10#	Auth0, Inc. Phantom Unit Plan.	Exhibit 99.2 to Form S-8 filed on May 10, 2021
10.11	Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 8-K filed on December 6, 2017
10.11.1	Amendment dated August 29, 2019 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.2 to Form 10-Q filed on December 6, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
10.11.2	Second Amendment dated October 14, 2020 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.9.2 to Form 10-K filed on March 4, 2021
10.11.3	Third Amendment dated August 17, 2021 to Office Lease Agreement dated December 2, 2017 between the Registrant and KR 100 First Street Owner, LLC.	Exhibit 10.1 to Form 10-Q filed on December 2, 2021
10.12	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on September 10, 2019
10.13	Form of Capped Call Transaction Confirmation.	Exhibit 10.1 to Form 8-K filed on June 15, 2020
10.14#	Okta Fiscal Year 2026 Sales Incentive Compensation Plan Terms and Conditions.	Exhibit 10.1 to Form 10-Q filed on May 27, 2025
19.1	Insider Trading Policy.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
97.1#	Policy Relating to Recovery of Erroneously Awarded Compensation.	Exhibit 97.1 to Form 10-K filed on March 1, 2024
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.