Form 10-Q
period 2026-04-30
Okta, Inc.
filed 2026-05-29
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 26, 2026, the number of shares of registrant’s Class A common stock outstanding was 166,119,894 and the number of shares of the registrant’s Class B common stock outstanding was 7,687,471.

Okta, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about: our future financial performance, including our revenue, costs of revenue, gross profits, margins and operating expenses; trends in our key business metrics; the impact of general economic, business and market conditions, including economic downturns or recessions, market volatility, geopolitical events, inflation and interest rates and foreign currency fluctuations; our ability to retain and sell additional solutions to existing customers; our growth strategy and ability to compete; our ability to keep pace with technological change and evolving industry standards; our ability to adequately fund research and development, and introduce new solutions, enhance existing solutions and address new use cases; the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our solutions to meet our liquidity needs; our ability to effectively sustain or manage our revenue growth and profitability; our ability to partner with third-party software vendors and system integrators; our ability to expand our international business operations and product sales; our ability to successfully identify, integrate and/or realize the benefits of strategic acquisitions or investments; our ability to successfully expand our existing marketing and sales capabilities, including further specializing our go-to-market organization; our ability to expand our product sales by promoting our brand and engaging channel partners; potential impacts of cybersecurity incidents to our reputation, customer relations and financial results; our ability to detect, minimize or prevent security breaches to our internal systems and our platforms; our ability to maintain the security and service performance of our and our third-party service providers’ systems or data or our customers’ data; the ability of our solutions to effectively integrate with third-party systems and technologies; our ability to maintain and protect our proprietary rights and intellectual property; our ability to comply with modified or new laws, regulations and industry standards; our ability to release the valuation allowance of our deferred tax assets in the United States; the attraction and retention of qualified employees and key personnel; the impact of recent accounting pronouncements on our financial statements; and our ability to successfully defend litigation or other claims brought against us. These forward-looking statements are made as of the date they were first issued and are based on current expectations and assumptions that are subject to a number of risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but not limited to, those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as well as other documents that may be filed by us from time to time with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item 1. Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	April 30, 2026	January 31, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$762	$858
Short-term investments	1,827	1,695
Accounts receivable, net	386	687
Deferred commissions	170	171
Prepaid expenses and other current assets	161	233
Total current assets	3,306	3,644
Property and equipment, net	35	38
Operating lease right-of-use assets	59	65
Deferred commissions, noncurrent	324	332
Intangible assets, net	78	91
Goodwill	5,487	5,487
Other assets	58	53
Total assets	$9,347	$9,710
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14	$12
Accrued expenses and other current liabilities	99	104
Accrued compensation	120	213
Convertible senior notes, net	350	350
Deferred revenue	1,729	1,875
Total current liabilities	2,312	2,554
Operating lease liabilities, noncurrent	61	72
Deferred revenue, noncurrent	23	30
Other liabilities, noncurrent	52	55
Total liabilities	2,448	2,711
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 167,660 and 169,670 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,687 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Additional paid-in capital	9,383	9,553
Accumulated other comprehensive income	9	13
Accumulated deficit	(2,493)	(2,567)
Total stockholders’ equity	6,899	6,999
Total liabilities and stockholders' equity	$9,347	$9,710
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription	$750	$673
Professional services and other	15	15
Total revenue	765	688
Cost of revenue:
Subscription	150	136
Professional services and other	20	19
Total cost of revenue	170	155
Gross profit	595	533
Operating expenses:
Research and development	163	154
Sales and marketing	278	237
General and administrative	98	103
Total operating expenses	539	494
Operating income	56	39
Interest expense	(1)	(1)
Interest income and other, net	23	30
Interest and other, net	22	29
Income before provision for income taxes	78	68
Provision for income taxes	4	6
Net income	$74	$62

Net income per share, basic	$0.42	$0.36
Net income per share, diluted	$0.42	$0.35

Weighted-average shares used to compute net income per share, basic	176,129	174,172
Weighted-average shares used to compute net income per share, diluted	177,699	181,754

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$74	$62
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(2)	2
Foreign currency translation adjustments	(2)	15
Other comprehensive income (loss)	(4)	17
Comprehensive income	$70	$79
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three Months Ended April 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2026	169,670	—	7,687	—	$9,553	$13	$(2,567)	$6,999
Issuance of common stock, net	1,017	—	—	—	3	—	—	3
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(50)	—	—	(50)
Common stock repurchased	(3,027)	—	—	—	(242)	—	—	(242)
Stock-based compensation	—	—	—	—	119	—	—	119
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	74	74
Balances as of April 30, 2026	167,660	—	7,687	—	$9,383	$9	$(2,493)	$6,899

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	165,650	—	7,809	—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock, net	1,446	—	166	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(54)	—	—	(54)
Conversion of Class B common stock to Class A common stock	65	—	(65)	—	—	—	—	—
Stock-based compensation	—	—	—	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	62	62
Balances as of April 30, 2025	167,161	—	7,910	—	$9,302	$5	$(2,740)	$6,567
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$74	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	117	128
Depreciation and amortization	25	24
Amortization of deferred commissions	45	36
Deferred income taxes	(1)	2
Other, net	3	1
Changes in operating assets and liabilities:
Accounts receivable	300	274
Deferred commissions	(37)	(32)
Prepaid expenses and other assets	4	(16)
Operating lease right-of-use assets	5	4
Accounts payable	2	(2)
Accrued compensation	(94)	(93)
Accrued expenses and other liabilities	(5)	(6)
Operating lease liabilities	(8)	(7)
Deferred revenue	(153)	(134)
Net cash provided by operating activities	277	241
Cash flows from investing activities:
Capitalized software	(5)	(2)
Purchases of property and equipment	(1)	(1)
Purchases of securities available-for-sale and other	(660)	(521)
Proceeds from maturities and redemption of securities available-for-sale	505	406
Proceeds from sales of securities available-for-sale and other	83	1
Payments for business acquisitions, net of cash acquired	—	(3)
Net cash used in investing activities	(78)	(120)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(48)	(54)
Repurchases of common stock	(248)	—
Proceeds from stock option exercises	3	9
Net cash used in financing activities	(293)	(45)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(96)	85
Cash, cash equivalents and restricted cash at beginning of period	864	415
Cash, cash equivalents and restricted cash at end of period	$768	$500
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	$10	$9
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	—	2

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$762	$494
Restricted cash, current included in prepaid expenses and other current assets	1	—
Restricted cash, noncurrent included in other assets	5	6
Total cash, cash equivalents and restricted cash	$768	$500

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Overview and Basis of Presentation
Description of Business
Okta, Inc. (the “Company”) is the leading independent identity provider. The Company’s Okta Platform and Auth0 Platform enable customers to securely connect the right people to the right technologies and services at the right time. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and non-human identities (“NHIs”) to the applications they need to do their most important work. Developers leverage the Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, artificial intelligence (“AI”) agents into the software they build, allowing them to innovate and focus on their core mission. The Company is headquartered in San Francisco, California.
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
The condensed consolidated balance sheet as of January 31, 2026, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2027 or any future period.
The Company’s fiscal year ends on January 31. References to fiscal 2027, for example, refer to the fiscal year ending January 31, 2027.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
Segments
The Company conducts business globally and is managed, operated and organized by major functional departments that operate on a consolidated basis. As a result, the Company operates as one reportable segment. The Company employs a Software-as-a-Service (“SaaS”) business model and generates revenue primarily by selling multi-year subscriptions to its cloud-based offerings.
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
2. Accounting Standards and Significant Accounting Policies
Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
•Level 2 — Valuations based on other inputs that are directly or indirectly observable in the marketplace.
•Level 3 — Valuations based on unobservable inputs that are supported by little or no market activity.
The following tables present the estimated fair value of cash equivalents and short-term investments:

	As of April 30, 2026	As of January 31, 2026
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$505	$654
Certificates of deposit (Level 2)	19	—
U.S. government securities (Level 2)	—	16
Corporate debt securities (Level 2)	10	—
Total cash equivalents	534	670
Short-term investments (Available-for-sale):
U.S. government securities (Level 2)	1,626	1,459
Corporate debt securities (Level 2)	155	180
Certificates of deposit (Level 2)	46	56
Total short-term investments	1,827	1,695
Total	$2,361	$2,365

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the contractual maturities of the Company’s short-term investments:

As of April 30, 2026
Estimated Fair Value
(dollars in millions)
Due within one year	$1,517
Due between one to five years	310
Total	$1,827
Interest receivable of $22 million and $24 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively.
There were no material differences between the estimated fair value and amortized cost of cash equivalents and short-term investments as of April 30, 2026 and January 31, 2026.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit- related impairments for short-term investments as of April 30, 2026 and January 31, 2026.
Strategic Investments
Strategic investments primarily include equity investments in privately held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of April 30, 2026 and January 31, 2026, the balance of strategic investments was $39 million and $33 million, respectively.
4. Deferred Commissions
Sales commissions capitalized as contract costs totaled $37 million and $32 million for the three months ended April 30, 2026 and 2025, respectively. Amortization of contract costs totaled $45 million and $36 million for the three months ended April 30, 2026 and 2025, respectively.
5. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended April 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $696 million and $627 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers were $4,719 million as of April 30, 2026. Of this amount, the Company expects to recognize revenue of $2,499 million, or 53%, over the next 12 months, with the balance to be recognized as revenue thereafter.
6. Convertible Senior Notes, Net
Convertible Senior Notes
The 2026 convertible senior notes (“2026 Notes”) are recorded at face value less unamortized debt issuance costs. As of April 30, 2026, the 2026 Notes are classified as current liabilities due to their upcoming maturity on June 15, 2026.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value Measurements
As of April 30, 2026, the estimated fair value of the 2026 Notes, which are not recorded at fair value on the condensed consolidated balance sheets, was $348 million.
The estimated fair value of the 2026 Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last available trading day of the reporting period.
7. Commitments and Contingencies
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of April 30, 2026.
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.
8. Employee Incentive Plans and Stockholders’ Equity
The Company’s equity incentive plans provide for granting stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, consultants, officers and directors and RSUs with market-based vesting conditions to certain executives. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2026	2025
	(dollars in millions)
Cost of revenue
Subscription	$16	$17
Professional services and other	2	3
Research and development	41	47
Sales and marketing	29	32
General and administrative	29	29
Total	$117	$128
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of April 30, 2026:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$763	2.3 years
Unvested RSAs	14	2.0 years
Unvested market-based RSUs	87	1.6 years
ESPP	10	0.6 years
Total	$874

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Market-based Restricted Stock Units
In March 2026, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 396,603. One-third of these market-based RSUs vest over each of a one-, two- and three-year performance period, each starting on February 1, 2026. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the relative performance of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the respective performance periods and subject to continuous employment through the vesting dates. The $133.81 average grant date fair value per target market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the service period using the accelerated attribution method and is not reversed if the market condition is not met.
Share Repurchase Program
In January 2026, the Company’s board of directors (the “board”) authorized a stock repurchase program (the “Share Repurchase Program”) of up to $1 billion of the Company’s outstanding shares of Class A common stock. The Company may repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The timing and the amount of stock repurchases under the Share Repurchase Program will be determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time.
During the three months ended April 30, 2026, the Company repurchased and immediately retired 3,026,820 shares of its Class A common stock for an aggregate amount, including commissions, of $241 million under the Share Repurchase Program. As of April 30, 2026, $680 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
9. Income Taxes
For the three months ended April 30, 2026, the Company recorded a provision for income taxes of $4 million on pretax income of $78 million. The effective tax rate for the three months ended April 30, 2026 was 4.6%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the favorable tax impact of the One Big Beautiful Bill Act (the “Act”), the tax effect of foreign operations, and U.S. federal and state taxes.
The Act was enacted on July 4, 2025. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations.
For the three months ended April 30, 2025, the Company recorded a provision for income taxes of $6 million on pretax income of $68 million. The effective tax rate for the three months ended April 30, 2025 was 8.5%. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the tax effect of foreign operations, and U.S. federal and state taxes.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Net Income Per Share
The following tables present the calculation of basic and diluted net income per share. Net income is reported in millions and rounded from amounts in thousands; as a result, net income per share may not recalculate exactly due to rounding.

	Three Months Ended April 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$71	$3	$59	$3
Denominator:
Weighted-average shares outstanding, basic	168,442	7,687	166,332	7,840
Net income per share, basic	$0.42	$0.42	$0.36	$0.36

Diluted net income per share:
Numerator:
Net income	$71	$3	$59	$3
Interest and other[1]	—	—	1	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	3	—	3	—
Net income, diluted	$74	$3	$63	$3
Denominator:
Number of shares used in basic calculation	168,442	7,687	166,332	7,840
Weighted-average effect of diluted securities related to:
Employee share-based awards	743	200	2,625	787
Convertible senior notes	627	—	4,170	—
Assumed conversion of Class B to Class A common shares	7,887	—	8,627	—
Number of shares used in diluted calculation	177,699	7,887	181,754	8,627
Net income per share, diluted	$0.42	$0.42	$0.35	$0.35
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended April 30,
	2026	2025
	(shares in thousands)
Employee share-based awards	5,692	4,443
Convertible senior notes	—	—
Total	5,692	4,443
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
The Company recorded $16 million for developed technology intangible assets with an estimated useful life of 3 years and preliminarily recorded $40 million of goodwill, which is primarily attributed to the assembled workforce as well as the integration of Axiom’s technology and the Company’s technology. None of the goodwill is expected to be deductible for U.S. federal income tax purposes. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information primarily relating to income-based taxes and residual goodwill through the measurement period, no more than one year from the date of acquisition.
This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented may not add to their respective totals or recalculate due to rounding. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K. Our fiscal year ends January 31. References to fiscal 2027, for example, refer to the fiscal year ending January 31, 2027.
Overview
We are the leading independent identity provider. Our Okta Platform and Auth0 Platform enable our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use our platforms to securely access a wide range of cloud, mobile, web and SaaS applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers, and services from a multitude of devices. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and non-human identities (“NHIs”) to the applications they need to do their most important work. We are expanding these capabilities to include AI agents with the introduction of new product offerings currently in development and early access. Developers leverage our Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, AI agents into the software they build, allowing them to innovate and focus on their core mission.
Our customers consist of leading global organizations ranging from the largest enterprises to small- and medium-sized businesses, universities, nonprofits and government agencies. We partner with a broad range of application, IT infrastructure and security vendors through our Okta Integration Network. As of April 30, 2026, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted 98% of total revenue for the three months ended April 30, 2026. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and current RPO growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.
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
Impact of Current Economic Conditions
Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, changing interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations and overall financial position remain uncertain. See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.
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
We intend to continue to invest additional resources in our platform infrastructure, our platforms’ support organizations and security posture. We will continue to invest in technology innovation and we anticipate that costs qualifying for capitalization of internal-use software costs and related amortization may fluctuate over time. We expect our investment in technology to expand the capability of our platforms, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.
Cost of Professional Services and Other.    Cost of professional services and other consists primarily of employee-related costs for our professional services delivery team, travel-related costs, allocated overhead and costs of outside services associated with supplementing our professional services delivery team. The cost of providing professional services has historically been higher than the associated revenue we generate.

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
Interest and Other, Net
Interest and other, net consists of interest income, which primarily includes income from our investment holdings, gains and losses from our strategic investments, and interest expense which consists of amortization of debt issuance costs and contractual interest expense for our convertible senior notes.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(dollars in millions)
Revenue:
Subscription	$750	$673
Professional services and other	15	15
Total revenue	765	688
Cost of revenue:
Subscription(1)	150	136
Professional services and other(1)	20	19
Total cost of revenue	170	155
Gross profit	595	533
Operating expenses:
Research and development(1)	163	154
Sales and marketing(1)	278	237
General and administrative(1)	98	103
Total operating expenses	539	494
Operating income	56	39
Interest expense	(1)	(1)
Interest income and other, net	23	30
Interest and other, net	22	29
Income before provision for income taxes	78	68
Provision for income taxes	4	6
Net income	$74	$62
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025
	(dollars in millions)
Cost of subscription revenue	$16	$17
Cost of professional services and other revenue	2	3
Research and development	41	47
Sales and marketing	29	32
General and administrative	29	29
Total stock-based compensation expense	$117	$128

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended April 30,
	2026	2025
Revenue
Subscription	98%	98%
Professional services and other	2	2
Total revenue	100	100
Cost of revenue
Subscription	20	20
Professional services and other	2	3
Total cost of revenue	22	23
Gross profit	78	77
Operating expenses
Research and development	22	22
Sales and marketing	36	34
General and administrative	13	15
Total operating expenses	71	71
Operating income	7	6
Interest expense	—	—
Interest income and other, net	3	4
Interest and other, net	3	4
Income before provision for income taxes	10	10
Provision for income taxes	—	1
Net income	10%	9%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$750	$673	$77	11%
Professional services and other	15	15	—	1
Total revenue	$765	$688	$77	11%
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
Three months ended
For the three months ended April 30, 2026, the increase in subscription revenue was primarily due to an increase in users and sales of additional solutions to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our 107% Dollar-Based Net Retention Rate as of April 30, 2026 and an increase in the number of customers as detailed in our Key Business Metrics.
For the three months ended April 30, 2026, professional services and other revenue remained flat. We expect professional services and other revenue to decline as we shift more engagements to our partner ecosystem.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$150	$136	$14	9%
Professional services and other	20	19	1	6
Total cost of revenue	$170	$155	$15	9%
Gross profit	$595	$533	$62	12%
Gross margin:
Subscription	80%	80%
Professional services and other	(33)	(27)
Total gross margin	78%	77%
Three months ended
For the three months ended April 30, 2026, cost of subscription revenue increased primarily due to an increase in hosting fees of $8 million and labor costs of $3 million.
Our gross margin for subscription revenue remained flat.
For the three months ended April 30, 2026, cost of professional services and other revenue increased due to an increase in labor costs.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our gross margin for professional services and other revenue decreased to (33)% for the three months ended April 30, 2026 compared to (27)% for the three months ended April 30, 2025 due to an increase in labor costs.
Operating Expenses
Research and Development Expenses

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Research and development	$163	$154	$9	6%
Percentage of revenue	22%	22%
Three months ended
For the three months ended April 30, 2026, research and development expenses increased due to an increase in labor costs of $11 million and hosting fees of $3 million, offset by a decrease in stock-based compensation expense of $6 million.
Sales and Marketing Expenses

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Sales and marketing	$278	$237	$41	18%
Percentage of revenue	36%	34%
Three months ended
For the three months ended April 30, 2026, sales and marketing expenses increased primarily due to increases in labor costs of $30 million, marketing costs of $6 million and travel costs of $3 million, offset by a decrease in stock-based compensation expense of $3 million. We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future.
General and Administrative Expenses

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
General and administrative	$98	$103	$(5)	(5)%
Percentage of revenue	13%	15%
Three months ended
For the three months ended April 30, 2026, general and administrative expenses remained relatively flat. The decrease in general and administrative as a percentage of total revenue was primarily driven by improved spend efficiency. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest and Other, Net

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(1)	$—	(55)%
Interest income and other, net	23	30	(7)	(26)
Interest and other, net	$22	$29	$(7)	(25)%
Three months ended
For the three months ended April 30, 2026, interest and other, net decreased primarily due to lower interest income from our short-term investment holdings. We expect interest income to decrease in fiscal 2027 as we deploy investable cash to fund our Share Repurchase Program and settle our 2026 Convertible Senior Notes obligation.
Provision for Income Taxes

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$4	$6	$(2)	(38)%
Three months ended
For the three months ended April 30, 2026, our provision for income taxes decreased by $2 million. This change was primarily driven by favorable tax impacts resulting from the enactment of the One Big Beautiful Bill Act (“the Act”) on July 4, 2025. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of April 30, 2026, we continue to maintain a full valuation allowance on our deferred tax assets in the United States.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	As of April 30,
	2026	2025
	(dollars in millions)
Customers with annual contract value (“ACV”) above $100,000	5,180	4,870
Dollar-based net retention rate for the trailing 12 months ended	107%	106%
Current remaining performance obligations	$2,499	$2,227
Remaining performance obligations	$4,719	$4,084
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 5,180 and 4,870 as of April 30, 2026 and 2025, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
Dollar-Based Net Retention Rate
Part of our ability to generate revenue is dependent upon our ability to maintain our relationships with our customers and to increase their utilization of our platforms. We believe we can achieve these goals by focusing on delivering value and functionality that enables us to both retain our existing customers and expand the number of users and solutions used within an existing customer. One way that we assess our performance in this area is by measuring our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate measures our ability to increase revenue across our existing customer base through expansion of users and solutions associated with a customer as offset by churn and contraction in the number of users and/or solutions associated with a customer.
Our Dollar-Based Net Retention Rate is based upon our ACV, which is calculated based on the terms of that customer’s contract and represents the total contracted annual subscription amount as of that period end. We calculate our Dollar-Based Net Retention Rate as of a period end by starting with the ACV from all customers as of twelve months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or churn over the trailing twelve months but excludes ACV from new customers in the current period. We then divide the Current Period ACV by the Prior Period ACV to arrive at our Dollar-Based Net Retention Rate. Our Dollar-Based Net Retention Rate is inclusive of ACV from self-service customers.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,589 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. government securities, money market funds, corporate debt securities and certificates of deposit.
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
In January 2026, our board authorized a stock repurchase program of up to $1 billion of our outstanding shares of Class A common stock. We have repurchased and may continue to repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The timing and the amount of stock repurchases under the Share Repurchase Program will be based on our evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. During the three months ended April 30, 2026, we repurchased and immediately retired 3,026,820 shares of our Class A common stock for an aggregate amount, including commissions, of $241 million under the Share Repurchase Program. As of April 30, 2026, $680 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
We satisfy employee tax withholding obligations due upon the vesting of share-based awards through net share settlement using available cash. This practice reduces our equity dilution rate and impacts liquidity as our cash requirements for these obligations are primarily driven by the market price of our Class A common stock at the time of vesting. During the three months ended April 30, 2026 and April 30, 2025, cash paid to satisfy these employee tax withholding obligations was $48 million and $54 million, respectively.
In June 2020, we completed our private offering of the 2026 Notes due on June 15, 2026 and received aggregate gross proceeds of $1,150 million. The interest rate on the 2026 Notes is fixed at 0.375% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with the 2026 Notes, we used a portion of the proceeds to enter into capped call transactions (“2026 Capped Calls”) with respect to our Class A common stock. As of April 30, 2026, the outstanding principal balance of the 2026 Notes of $350 million is classified as a current liability due to their upcoming maturity on June 15, 2026 and we have elected to settle the principal amount of the 2026 Notes in cash.
We believe our existing cash and cash equivalents, our investments and cash provided by sales of our solutions will be sufficient to meet our short-term and long-term projected working capital and capital expenditure needs for the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the expansion of our international operations, the introduction of new and enhanced product offerings, and the continuing market adoption of our platforms. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights; additionally, we have repurchased, and may in the future, repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2026, we had deferred revenue of $1,752 million, of which $1,729 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(dollars in millions)
Net cash provided by operating activities	$277	$241
Net cash used in investing activities	(78)	(120)
Net cash used in financing activities	(293)	(45)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$(96)	$85
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the three months ended April 30, 2026, cash provided by operating activities was $277 million, an increase of $36 million compared to the three months ended April 30, 2025. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the three months ended April 30, 2026, cash used in investing activities was $78 million compared to cash used in investing activities of $120 million during the three months ended April 30, 2025. The change was primarily driven by higher proceeds from sales, maturities and redemption of available-for-sale securities partially offset by higher purchases of securities available-for-sale.
Financing Activities
During the three months ended April 30, 2026, cash used in financing activities was $293 million, an increase of $248 million compared to the three months ended April 30, 2025. The increase was primarily attributable to an increase in common stock repurchases. The cash outlay for common stock repurchases and taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the respective transaction dates.
Material Cash Requirements
There were no significant changes outside the ordinary course of business to our material cash requirements disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No material demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, or condensed consolidated statements of cash flows.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2026 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, United Kingdom, and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2026 and 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,589 million as of April 30, 2026, of which $2,361 million was invested in U.S. government securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available-for-sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit-related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value is due to credit-related factors.
As of April 30, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. As of April 30, 2026, the outstanding principal balance of the 2026 Notes of $350 million is classified as a current liability due to their upcoming maturity on June 15, 2026.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors
Our business, results of operations, financial condition, reputation, growth prospects and stock price can be materially and adversely affected by a number of risks and uncertainties, whether currently known or unknown, including those described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026 (the “2026 Form 10-K”). There have been no material changes to the Company’s risk factors since the 2026 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchases of our Class A common stock for the three months ended April 30, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
February 1 - 28	480	$85.00	480	$880
March 1 - 31	1,908	78.10	1,908	731
April 1 - 30	639	79.85	639	680
First Quarter 2027	3,027	$79.56	3,027	$680
(1) Includes related commissions.
(2) On January 5, 2026, our board authorized a program to repurchase up to $1 billion of our common stock.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended April 30, 2026, the following director and executive officers adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the “10b5-1 Plan”):
•On April 8, 2026, Todd McKinnon, Chairperson and Chief Executive Officer, adopted a 10b5-1 Plan that provides for the sale of up to 97,083 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs. The 10b5-1 Plan allows for sales from July 8, 2026 until all shares are sold or March 31, 2027, whichever occurs first.
•On April 8, 2026, Brett Tighe, Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 80,000 shares of our Class A common stock held by Mr. Tighe in his individual capacity and as trustee for the Loomis Tighe Family Living Trust. The 10b5-1 Plan allows for sales from September 2, 2026 until all shares are sold or October 27, 2026, whichever occurs first.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws, as adopted on June 20, 2024.	Exhibit 3.1 to Form 8-K filed on June 24, 2024
10.1#	Okta Fiscal Year 2027 Sales Incentive Terms and Conditions.	Filed herewith
10.2#	Transition and Separation Agreement, dated April 21, 2026, between Larissa Schwartz and Okta, Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	Filed herewith
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

Okta, Inc.

May 28, 2026	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer