Form 10-Q
period 2026-07-31
Okta, Inc.
filed 2026-08-27
CIK 1660134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 24, 2026, the number of shares of registrant’s Class A common stock outstanding was 167,139,757 and the number of shares of the registrant’s Class B common stock outstanding was 7,681,171.

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

PART I
Item 1. Financial Statements
OKTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, shares in thousands, except per share data)

	July 31, 2026	January 31, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$763	$858
Short-term investments	1,536	1,695
Accounts receivable, net	469	687
Deferred commissions	173	171
Prepaid expenses and other current assets	148	233
Total current assets	3,089	3,644
Property and equipment, net	33	38
Operating lease right-of-use assets	53	65
Deferred commissions, noncurrent	331	332
Intangible assets, net	80	91
Goodwill	5,487	5,487
Other assets	65	53
Total assets	$9,138	$9,710
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10	$12
Accrued expenses and other current liabilities	106	104
Accrued compensation	158	213
Convertible senior notes, net	—	350
Deferred revenue	1,751	1,875
Total current liabilities	2,025	2,554
Operating lease liabilities, noncurrent	53	72
Deferred revenue, noncurrent	30	30
Other liabilities, noncurrent	57	55
Total liabilities	2,165	2,711
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized; no shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 167,136 and 169,670 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Class B common stock, par value $0.0001 per share; 120,000 shares authorized; 7,681 and 7,687 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Additional paid-in capital	9,348	9,553
Accumulated other comprehensive income	2	13
Accumulated deficit	(2,377)	(2,567)
Total stockholders’ equity	6,973	6,999
Total liabilities and stockholders' equity	$9,138	$9,710
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,			Six Months Ended July 31,
	2026		2025	2026	2025
Revenue:
Subscription	$793		$711	$1,543	$1,384
Professional services and other	12		17	27	32
Total revenue	805		728	1,570	1,416
Cost of revenue:
Subscription	145		147	295	283
Professional services and other	19		21	39	40
Total cost of revenue	164		168	334	323
Gross profit	641		560	1,236	1,093
Operating expenses:
Research and development	163		160	326	314
Sales and marketing	273		246	551	483
General and administrative	98		113	196	216
Total operating expenses	534		519	1,073	1,013
Operating income	107		41	163	80
Interest expense	—		(1)	(1)	(2)
Interest income and other, net	19		27	42	57
Interest and other, net	19		26	41	55
Income before provision for income taxes	126		67	204	135
Provision for income taxes	10		—	14	6
Net income	$116		$67	$190	$129
		.
Net income per share, basic	$0.67		$0.38	$1.09	$0.74
Net income per share, diluted	$0.65		$0.37	$1.07	$0.72
		.
Weighted-average shares used to compute net income per share, basic	174,298		175,460	175,198	174,827
Weighted-average shares used to compute net income per share, diluted	178,808		180,966	178,233	181,356

See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$116	$67	$190	$129
Other comprehensive income (loss):
Net change in unrealized gains or losses on available-for-sale securities	(3)	(4)	(5)	(2)
Foreign currency translation adjustments	(4)	—	(6)	15
Other comprehensive income (loss)	(7)	(4)	(11)	13
Comprehensive income	$109	$63	$179	$142
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions, shares in thousands)
(unaudited)

	Three and Six Months Ended July 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2026	169,670	—	7,687	—	$9,553	$13	$(2,567)	$6,999
Issuance of common stock, net	1,017	—	—	—	3	—	—	3
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(50)	—	—	(50)
Common stock repurchased	(3,027)	—	—	—	(242)	—	—	(242)
Stock-based compensation	—	—	—	—	119	—	—	119
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	74	74
Balances as of April 30, 2026	167,660	—	7,687	—	$9,383	$9	$(2,493)	$6,899
Issuance of common stock, net	1,012	—	—	—	25	—	—	25
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(52)	—	—	(52)
Common stock repurchased	(1,542)	—	—	—	(125)	—	—	(125)
Conversion of Class B common stock to Class A common stock	6	—	(6)	—	—	—	—	—
Stock-based compensation	—	—	—	—	117	—	—	117
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	116	116
Balances as of July 31, 2026	167,136	—	7,681	—	$9,348	$2	$(2,377)	$6,973

	Three and Six Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	165,650	—	7,809	—	$9,219	$(12)	$(2,802)	$6,405
Issuance of common stock, net	1,446	—	166	—	9	—	—	9
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(54)	—	—	(54)
Conversion of Class B common stock to Class A common stock	65	—	(65)	—	—	—	—	—
Stock-based compensation	—	—	—	—	128	—	—	128
Other comprehensive income	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	62	62
Balances as of April 30, 2025	167,161	—	7,910	—	$9,302	$5	$(2,740)	$6,567
Issuance of common stock, net	1,146	—	47	—	24	—	—	24
Taxes withheld related to net share settlement of equity awards	—	—	—	—	(49)	—	—	(49)
Conversion of Class B common stock to Class A common stock	130	—	(130)	—	—	—	—	—
Settlement of capped calls related to convertible senior notes	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	147	—	—	147
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	67	67
Balances as of July 31, 2025	168,437	—	7,827	—	$9,426	$1	$(2,673)	$6,754
See Notes to Condensed Consolidated Financial Statements.

OKTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$190	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	231	272
Depreciation and amortization	37	48
Amortization of deferred commissions	92	76
Deferred income taxes	—	3
Other, net	4	4
Changes in operating assets and liabilities:
Accounts receivable	217	201
Deferred commissions	(96)	(80)
Prepaid expenses and other assets	17	(9)
Operating lease right-of-use assets	10	9
Accounts payable	(1)	(2)
Accrued compensation	(56)	(75)
Accrued expenses and other liabilities	7	(11)
Operating lease liabilities	(17)	(14)
Deferred revenue	(124)	(143)
Net cash provided by operating activities	511	408
Cash flows from investing activities:
Capitalized software	(11)	(5)
Purchases of property and equipment	(2)	(3)
Purchases of securities available-for-sale and other	(1,033)	(720)
Proceeds from maturities and redemption of securities available-for-sale	1,157	848
Proceeds from sales of securities available-for-sale and other	84	1
Purchases of intangible assets	(2)	—
Payments for business acquisitions, net of cash acquired	—	(3)
Net cash provided by investing activities	193	118
Cash flows from financing activities:
Payments upon maturity of convertible senior notes	(350)	—
Taxes paid related to net share settlement of equity awards	(100)	(102)
Proceeds from settlement of capped calls related to convertible senior notes	—	2
Repurchases of common stock	(372)	—
Proceeds from stock option exercises	4	10
Proceeds from shares issued in connection with employee stock purchase plan	24	23
Net cash used in financing activities	(794)	(67)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(5)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	(95)	469
Cash, cash equivalents and restricted cash at beginning of period	864	415
Cash, cash equivalents and restricted cash at end of period	$769	$884
Supplementary cash flow disclosure:
Cash paid during the period for:
Operating leases	$19	$18
Non-cash activities:
Operating lease right-of-use assets exchanged for lease liabilities	—	2

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$763	$876
Restricted cash, current included in prepaid expenses and other current assets	—	2
Restricted cash, noncurrent included in other assets	6	6
Total cash, cash equivalents and restricted cash	$769	$884

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
In September 2025, the FASB issued guidance to modernize the accounting for internal-use software costs to current development practices and enhance disclosure requirements. The guidance removes all references to software development stages and introduces the concept of “significant development uncertainty,” which if present, prevents capitalization. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. Entities can adopt the new standard using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance, including the timing of adoption (early or standard) and the selection of an appropriate transition method.
3. Cash Equivalents and Investments
Cash Equivalents and Short-term Investments
In estimating fair value, the Company uses a three-tier fair value hierarchy as follows:
•Level 1 — Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2 — Valuations based on other inputs that are directly or indirectly observable in the marketplace.
•Level 3 — Valuations based on unobservable inputs that are supported by little or no market activity.
The following tables present the estimated fair value of cash equivalents and short-term investments:

	As of July 31, 2026	As of January 31, 2026
	(dollars in millions)
Cash equivalents:
Money market funds (Level 1)	$530	$654
U.S. government securities (Level 2)	—	16
Total cash equivalents	530	670
Short-term investments (Available-for-sale):
U.S. government securities (Level 2)	1,399	1,459
Corporate debt securities (Level 2)	117	180
Certificates of deposit (Level 2)	20	56
Total short-term investments	1,536	1,695
Total	$2,066	$2,365

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the contractual maturities of the Company’s short-term investments:

As of July 31, 2026
Estimated Fair Value
(dollars in millions)
Due within one year	$1,090
Due between one to five years	446
Total	$1,536
Interest receivable of $19 million and $24 million is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively.
There were no material differences between the estimated fair value and amortized cost of cash equivalents and short-term investments as of July 31, 2026 and January 31, 2026.
For available-for-sale debt securities that have unrealized losses, there were no material credit or non-credit- related impairments for short-term investments as of July 31, 2026 and January 31, 2026.
Strategic Investments
Strategic investments primarily include equity investments in privately held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. As of July 31, 2026 and January 31, 2026, the balance of strategic investments was $45 million and $33 million, respectively.
4. Deferred Commissions
Sales commissions capitalized as contract costs totaled $59 million and $48 million for the three months ended July 31, 2026 and 2025, respectively, and $96 million and $80 million for the six months ended July 31, 2026 and 2025, respectively.
Amortization of contract costs totaled $47 million and $40 million for the three months ended July 31, 2026 and 2025, respectively, and $92 million and $76 million for the six months ended July 31, 2026 and 2025, respectively.
5. Deferred Revenue and Performance Obligations
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
Subscription revenue recognized during the three months ended July 31, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $722 million and $651 million, respectively, and $1,265 million and $1,144 million in the six months ended July 31, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations (“RPO”) represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
Total remaining non-cancelable performance obligations under subscription contracts with customers were $4,858 million as of July 31, 2026. Of this amount, the Company expects to recognize revenue of $2,585 million, or 53%, over the next 12 months, with the balance to be recognized as revenue thereafter.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Convertible Senior Notes, Net
Convertible Senior Notes
The 2026 convertible senior notes (“2026 Notes”) matured on June 15, 2026, and the Company settled the full remaining $350 million principal amount outstanding in cash.
7. Commitments and Contingencies
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of July 31, 2026.
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
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(dollars in millions)
Cost of revenue
Subscription	$15	$21	$31	$38
Professional services and other	1	2	3	5
Research and development	36	51	77	98
Sales and marketing	32	35	61	67
General and administrative	30	35	59	64
Total	$114	$144	$231	$272
The following table presents total unrecognized stock-based compensation expense related to outstanding equity awards as of July 31, 2026:

	Unrecognized Stock-based Compensation Expense (in millions)	Weighted-average remaining period (in years)
Unvested RSUs	$645	2.2 years
Unvested RSAs	12	1.8 years
Unvested market-based RSUs	74	1.4 years
ESPP	8	0.5 years
Total	$739
Market-based Restricted Stock Units
In March 2026, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 396,603. One-third of these market-based RSUs vest over each of a

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
During the three and six months ended July 31, 2026, the Company repurchased and immediately retired 1,542,442 and 4,569,262 shares, respectively, of its Class A common stock for an aggregate amount, including commissions, of $125 million and $366 million, respectively, under the Share Repurchase Program. As of July 31, 2026, $555 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
9. Income Taxes
For the three and six months ended July 31, 2026, the Company recorded a provision for income taxes of $10 million and $14 million on pre-tax income of $126 million and $204 million, respectively. The effective tax rate for the three and six months ended July 31, 2026 was approximately 7.7% and 6.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the favorable tax impact of the One Big Beautiful Bill Act (the “Act”), the tax effect of foreign operations, the integration of Axiom Security Ltd, and U.S. federal and state taxes.
The Act was enacted on July 4, 2025. The Act, among other provisions, maintains the U.S. federal 21% corporate tax rate, makes permanent the immediate expensing of domestic research and development expenditures, allows for 100% bonus depreciation for qualified assets, and modifies the U.S. taxation of profits derived from foreign operations.
For the three months ended July 31, 2025, the Company recorded an insignificant provision for income taxes on pre-tax income of $67 million. For the six months ended July 31, 2025, the Company recorded a provision for income taxes of $6 million on pre-tax income of $135 million. The effective tax rate for the three and six months ended July 31, 2025 was approximately 0.5% and 4.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of a full valuation allowance against the U.S. deferred tax assets, the favorable tax impact of the Act, the tax effect of foreign operations, and other U.S. federal and state taxes.

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Net Income Per Share
The following tables present the calculation of basic and diluted net income per share. Net income is reported in millions and rounded from amounts in thousands; as a result, net income per share may not recalculate exactly due to rounding.

	Three Months Ended July 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$111	$5	$64	$3
Denominator:
Weighted-average shares outstanding, basic	166,614	7,684	167,615	7,845
Net income per share, basic	$0.67	$0.67	$0.38	$0.38
.
Diluted net income per share:
Numerator:
Net income	$111	$5	$64	$3
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	5	—	3	—
Net income, diluted	$116	$5	$67	$3
Denominator:
Number of shares used in basic calculation	166,614	7,684	167,615	7,845
Weighted-average effect of diluted securities related to:
Employee share-based awards	4,438	72	2,642	456
Convertible senior notes	—	—	2,408	—
Assumed conversion of Class B to Class A common shares	7,756	—	8,301	—
Number of shares used in diluted calculation	178,808	7,756	180,966	8,301
Net income per share, diluted	$0.65	$0.65	$0.37	$0.37

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended July 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(dollars in millions, shares in thousands, except per share data)
Basic net income per share:
Numerator:
Net income, basic	$182	$8	$123	$6
Denominator:
Weighted-average shares outstanding, basic	167,512	7,686	166,934	7,893
Net income per share, basic	$1.09	$1.09	$0.74	$0.74
.
Diluted net income per share:
Numerator:
Net income	$182	$8	$123	$6
Interest and other[1]	—	—	2	—
Reallocation of net income as a result of assumed conversion of Class B to Class A common shares	8	—	6	—
Net income, diluted	$190	$8	$131	$6
Denominator:
Number of shares used in basic calculation	167,512	7,686	166,934	7,893
Weighted-average effect of diluted securities related to:
Employee share-based awards	2,591	136	2,634	621
Convertible senior notes	308	—	3,274	—
Assumed conversion of Class B to Class A common shares	7,822	—	8,514	—
Number of shares used in diluted calculation	178,233	7,822	181,356	8,514
Net income per share, diluted	$1.07	$1.07	$0.72	$0.72
[1] Under the if-converted method, net income is adjusted to reflect the assumption that the convertible senior notes were converted at the beginning of the period.
Potentially dilutive securities excluded because they would be anti-dilutive were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(shares in thousands)
Employee share-based awards	695	1,227	3,194	2,835
The Company entered into capped call transactions in connection with the issuance of the convertible senior notes. The effect of the capped calls was also excluded from the calculation of diluted net income per share for the period that the convertible senior notes were outstanding as the effect of the capped calls would have been anti-dilutive. The remaining outstanding capped calls expired unexercised as a result of the maturity of the 2026 Notes on June 15, 2026.
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

OKTA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
12. Subsequent Events
On August 26, 2026, the Company completed its acquisition of Permiso Security Inc. (“Permiso”). The acquisition of Permiso, a cloud-native identity security platform that detects and mitigates threats across human, non-human, and agentic identities in multi-cloud environments, is expected to help broaden the Company’s identity threat detection and response capabilities. The Company is currently evaluating the measurement of consideration transferred and post-combination costs.

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
Overview
We are the leading independent identity provider. Our Okta Platform and Auth0 Platform enable our customers to securely connect the right people to the right technologies and services at the right time. Every day, thousands of organizations and millions of people use our platforms to securely access a wide range of cloud, mobile, web and SaaS applications, on-premises servers, application programming interfaces (“APIs”), IT infrastructure providers, and services from a multitude of devices. For IT and security leaders, the Okta Platform governs the seamless and secure access by human users and non-human identities (“NHIs”) to the applications they need to do their most important work. We are expanding these capabilities to include AI agents through product offerings that are currently available or under development. Developers leverage our Okta Platform and Auth0 Platform to securely and efficiently embed identity for both human users and, increasingly, AI agents into the software they build, allowing them to innovate and focus on their core mission.
Our customers consist of leading global organizations ranging from the largest enterprises to small- and medium-sized businesses, universities, nonprofits and government agencies. We partner with a broad range of application, IT infrastructure and security vendors through our Okta Integration Network. As of July 31, 2026, we had over 7,000 integrations with these cloud, mobile and web applications and IT infrastructure and security vendors.
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
Our revenue is relatively predictable as a result of our subscription-based business model, which constituted 98% of total revenue for the six months ended July 31, 2026. Future growth may be impacted by longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for cash flow, RPO and current RPO growth as well as potential future impacts on revenue growth and other key metrics on a trailing basis.
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

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(dollars in millions)
Revenue:
Subscription	$793	$711	$1,543	$1,384
Professional services and other	12	17	27	32
Total revenue	805	728	1,570	1,416
Cost of revenue:
Subscription(1)	145	147	295	283
Professional services and other(1)	19	21	39	40
Total cost of revenue	164	168	334	323
Gross profit	641	560	1,236	1,093
Operating expenses:
Research and development(1)	163	160	326	314
Sales and marketing(1)	273	246	551	483
General and administrative(1)	98	113	196	216
Total operating expenses	534	519	1,073	1,013
Operating income	107	41	163	80
Interest expense	—	(1)	(1)	(2)
Interest income and other, net	19	27	42	57
Interest and other, net	19	26	41	55
Income before provision for income taxes	126	67	204	135
Provision for income taxes	10	—	14	6
Net income	$116	$67	$190	$129
(1)     Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(dollars in millions)
Cost of subscription revenue	$15	$21	$31	$38
Cost of professional services and other revenue	1	2	3	5
Research and development	36	51	77	98
Sales and marketing	32	35	61	67
General and administrative	30	35	59	64
Total stock-based compensation expense	$114	$144	$231	$272

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Subscription	99%	98%	98%	98%
Professional services and other	1	2	2	2
Total revenue	100	100	100	100
Cost of revenue
Subscription	18	20	19	20
Professional services and other	2	3	2	3
Total cost of revenue	20	23	21	23
Gross profit	80	77	79	77
Operating expenses
Research and development	20	22	21	22
Sales and marketing	35	34	35	34
General and administrative	12	15	13	15
Total operating expenses	67	71	69	71
Operating income	13	6	10	6
Interest expense	—	—	—	—
Interest income and other, net	3	3	3	4
Interest and other, net	3	3	3	4
Income before provision for income taxes	16	9	13	10
Provision for income taxes	2	—	1	1
Net income	14%	9%	12%	9%

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three and Six Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$793	$711	$82	12%
Professional services and other	12	17	(5)	(33)
Total revenue	$805	$728	$77	11%
Percentage of revenue:
Subscription	99%	98%
Professional services and other	1	2
Total	100%	100%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenue:
Subscription	$1,543	$1,384	$159	12%
Professional services and other	27	32	(5)	(17)
Total revenue	$1,570	$1,416	$154	11%
Percentage of revenue:
Subscription	98%	98%
Professional services and other	2	2
Total	100%	100%
Three and six months ended
For the three and six months ended July 31, 2026, the increase in subscription revenue was primarily due to an increase in users and sales of additional solutions to existing customers and the addition of new customers. The increase in revenue was attributable to increased revenue from existing customers as reflected in our 107% Dollar-Based Net Retention Rate as of July 31, 2026 and an increase in the number of customers as detailed in our Key Business Metrics.
For the three and six months ended July 31, 2026, professional services and other revenue decreased as a result of the shift of our professional services business to global systems integrators. We expect professional services and other revenue to decline as we shift more engagements to our partner ecosystem.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$145	$147	$(2)	—%
Professional services and other	19	21	(2)	(8)
Total cost of revenue	$164	$168	$(4)	(1)%
Gross profit	$641	$560	$81	14%
Gross margin:
Subscription	82%	80%
Professional services and other	(70)	(24)
Total gross margin	80%	77%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Cost of revenue:
Subscription	$295	$283	$12	4%
Professional services and other	39	40	(1)	(2)
Total cost of revenue	$334	$323	$11	4%
Gross profit	$1,236	$1,093	$143	13%
Gross margin:
Subscription	81%	80%
Professional services and other	(49)	(25)
Total gross margin	79%	77%
Three months ended
For the three months ended July 31, 2026, cost of subscription revenue decreased primarily due to a $7 million decrease in amortization expense associated with acquired developed technology, and a $6 million decrease in stock-based compensation expense, offset by an $8 million increase in hosting fees and a $3 million increase in software costs.
Our gross margin for subscription revenue increased to 82% for the three months ended July 31, 2026 compared to 80% for the three months ended July 31, 2025. The increase was primarily driven by lower amortization expense associated with acquired developed technology and improved spend efficiency resulting in lower relative cost of subscription revenue.
For the three months ended July 31, 2026, cost of professional services and other revenue remained relatively flat.
Our gross margin for professional services and other revenue decreased to (70)% for the three months ended July 31, 2026 compared to (24)% for the three months ended July 31, 2025 as a result of lower professional services and other revenue while associated costs remained relatively flat.
Six months ended
For the six months ended July 31, 2026, cost of subscription revenue increased primarily due to an increase in hosting fees of $16 million, software costs of $5 million and labor costs of $4 million, offset by decreases in stock-

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
based compensation expense of $7 million and amortization expense associated with acquired developed technology of $6 million.
Our gross margin for subscription revenue improved to 81% for the six months ended July 31, 2026 compared to 80% for the six months ended July 31, 2025. The improvement was primarily driven by lower amortization expense associated with acquired developed technology and improved spend efficiency resulting in lower relative cost of subscription revenue.
For the six months ended July 31, 2026, cost of professional services and other revenue remained relatively flat.
Our gross margin for professional services and other revenue decreased to (49)% for the six months ended July 31, 2026 compared to (25)% for the six months ended July 31, 2025 as a result of lower professional services and other revenue while associated costs remained relatively flat.
Operating Expenses
Research and Development Expenses

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Research and development	$163	$160	$3	2%
Percentage of revenue	20%	22%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Research and development	$326	$314	$12	4%
Percentage of revenue	21%	22%
Three months ended
For the three months ended July 31, 2026, research and development expenses increased due to an increase in labor costs of $10 million and hosting fees of $5 million, offset by a decrease in stock-based compensation expense of $15 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.
Six months ended
For the six months ended July 31, 2026, research and development expenses increased due to an increase in labor costs of $21 million and hosting fees of $8 million, offset by a decrease in stock-based compensation expense of $21 million. The decrease in research and development as a percentage of total revenue was primarily driven by improved spend efficiency.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Sales and Marketing Expenses

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Sales and marketing	$273	$246	$27	10%
Percentage of revenue	35%	34%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Sales and marketing	$551	$483	$68	14%
Percentage of revenue	35%	34%
Three months ended
For the three months ended July 31, 2026, sales and marketing expenses increased primarily due to increases in labor costs of $25 million and marketing costs of $2 million, offset by a decrease in stock-based compensation expense of $3 million.
Six months ended
For the six months ended July 31, 2026, sales and marketing expenses increased primarily due to increases in labor costs of $54 million and marketing costs of $8 million, offset by a decrease in stock-based compensation expense of $6 million.
We expect our sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future.
General and Administrative Expenses

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
General and administrative	$98	$113	$(15)	(13)%
Percentage of revenue	12%	15%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
General and administrative	$196	$216	$(20)	(9)%
Percentage of revenue	13%	15%
Three months ended
For the three months ended July 31, 2026, general and administrative expenses decreased primarily due to decreases in stock-based compensation expense of $5 million and the impact of timing of Okta for Good grants of $4 million. The decrease in general and administrative as a percentage of total revenue was primarily driven by improved spend efficiency. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Six months ended
For the six months ended July 31, 2026, general and administrative expenses decreased primarily due to decreases in stock-based compensation expense of $5 million and the impact of timing of Okta for Good grants of $6 million. The decrease in general and administrative as a percentage of total revenue was primarily driven by improved spend efficiency. We expect general and administrative expenses as a percentage of total revenue to decrease as our total revenue grows.
Interest and Other, Net

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Interest expense	$—	$(1)	$1	(68)%
Interest income and other, net	19	27	(8)	(29)
Interest and other, net	$19	$26	$(7)	(27)%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Interest expense	$(1)	$(2)	$1	(61)%
Interest income and other, net	42	57	(15)	(27)
Interest and other, net	$41	$55	$(14)	(26)%
Three and six months ended
For the three and six months ended July 31, 2026, interest and other, net decreased primarily due to lower interest income from our short-term investment holdings. We expect interest income to decrease in fiscal 2027 following the cash settlement of our 2026 Notes and as we deploy investable cash to fund our Share Repurchase Program.
Provision for Income Taxes

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$10	$—	$10	Not Meaningful

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Provision for income taxes	$14	$6	$8	117%
Three and six months ended
For the three and six months ended July 31, 2026, our provision for income taxes increased by $10 million and $8 million, respectively. This change was primarily driven by the increase of forecasted pre-tax income for the full fiscal year 2027 and the tax impacts of the Axiom integration.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
our current and anticipated future earnings, we may release a significant portion of our valuation allowance in the foreseeable future if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any potential valuation allowance release remains uncertain and is subject to change on the basis of the level of profitability that we are able to actually achieve. As of July 31, 2026, we continue to maintain a full valuation allowance on our deferred tax assets in the United States.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	As of July 31,
	2026	2025
	(dollars in millions)
Customers with annual contract value (“ACV”) above $100,000	5,255	4,945
Dollar-based net retention rate for the trailing 12 months ended	107%	106%
Current remaining performance obligations	$2,585	$2,265
Remaining performance obligations	$4,858	$4,152
Number of Customers with Annual Contract Value Above $100,000
The number of customers who have greater than $100,000 in annual contract value (“ACV”) with us was 5,255 and 4,945 as of July 31, 2026 and 2025, respectively. We expect this trend to continue as larger enterprises recognize the value of our platforms and replace their legacy identity access management infrastructure. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. For purposes of determining our customer count, we do not include customers that use our platforms under self-service arrangements only.
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
Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $2,299 million, which were held for working capital and general corporate purposes, including potential future acquisition activity. Our cash equivalents and investments consisted primarily of U.S. government securities, money market funds, corporate debt securities and certificates of deposit.
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
In January 2026, our board authorized a stock repurchase program of up to $1 billion of our outstanding shares of Class A common stock. We have repurchased and may continue to repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares. The timing and the amount of stock repurchases under the Share Repurchase Program will be based on our evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. During the six months ended July 31, 2026, we repurchased and immediately retired 4,569,262 shares of our Class A common stock for an aggregate amount, including commissions, of $366 million under the Share Repurchase Program. As of July 31, 2026, $555 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
We satisfy employee tax withholding obligations due upon the vesting of share-based awards through net share settlement using available cash. This practice reduces our equity dilution rate and impacts liquidity as our cash requirements for these obligations are primarily driven by the market price of our Class A common stock at the time of vesting. During the six months ended July 31, 2026 and July 31, 2025, cash paid to satisfy these employee tax withholding obligations was $100 million and $102 million, respectively.
The 2026 Notes matured on June 15, 2026, and we settled the full remaining $350 million principal amount outstanding in cash.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2026, we had deferred revenue of $1,781 million, of which $1,751 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2026	2025
	(dollars in millions)
Net cash provided by operating activities	$511	$408
Net cash provided by investing activities	193	118
Net cash used in financing activities	(794)	(67)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(5)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	$(95)	$469
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.
During the six months ended July 31, 2026, cash provided by operating activities was $511 million, an increase of $103 million compared to the six months ended July 31, 2025. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency.
Investing Activities
During the six months ended July 31, 2026, cash provided by investing activities was $193 million compared to cash provided by investing activities of $118 million during the six months ended July 31, 2025. The change was primarily driven by higher proceeds from sales, maturities and redemption of available-for-sale securities partially offset by higher purchases of securities available-for-sale.
Financing Activities
During the six months ended July 31, 2026, cash used in financing activities was $794 million, an increase of $727 million compared to the six months ended July 31, 2025. The increase was primarily attributable to an increase in common stock repurchases and payments upon maturity of the 2026 Notes. The cash outlay for common stock repurchases and taxes paid on net share settlement of equity awards are generally predicated on the closing price of our stock on the respective transaction dates.

OKTA, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Material Cash Requirements
Contractual Obligations
The following table represents our known short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of July 31, 2026:

	Short-term	Long-term	Total
	(dollars in millions)
Operating leases	36	55	91
Purchase obligations(1)	445	696	1,141
Total contractual obligations	$481	$751	$1,232
(1) Purchase obligations primarily relate to data center hosting services and other sales and marketing obligations.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates for the six months ended July 31, 2026 from those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, United Kingdom, and Australia. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended July 31, 2026 and 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $2,299 million as of July 31, 2026, of which $2,066 million was invested in U.S. government securities, money market funds, corporate debt securities and certificates of deposit. Our cash and cash equivalents are held for working capital and general corporate purposes, including potential future acquisition activity. Our short-term investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity.
Convertible Senior Notes
In June 2020, we issued the 2026 Notes due June 15, 2026 with a principal amount of $1,150 million. Concurrently with the issuance of the 2026 Notes, we entered into separate capped call transactions. The 2026 Capped Calls were completed to reduce the potential dilution from the conversion of the 2026 Notes. The 2026 Notes matured on June 15, 2026, and we settled the full remaining $350 million principal amount outstanding in cash and the associated remaining outstanding 2026 Capped Calls expired unexercised. Following this settlement, market risks associated with these instruments, specifically fair value exposure to interest rate and stock price fluctuations, no longer apply.

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
Item 1A. Risk Factors
Our business, results of operations, financial condition, reputation, growth prospects and stock price can be materially and adversely affected by a number of risks and uncertainties, whether currently known or unknown, including those described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026 (the “2026 Form 10-K”). There have been no material changes to our risk factors since the 2026 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchases of our Class A common stock for the three months ended July 31, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
May 1 - 31	1,542	$81.06	1,542	$555
June 1 - 30	—	—	—	555
July 1 - 31	—	—	—	555
Total	1,542	$81.06	1,542	$555
(1) Includes related commissions.
(2) On January 5, 2026, our board of directors authorized a program to repurchase up to $1 billion of our Class A common stock.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2026, the following executive officers adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each, a “10b5-1 Plan”):

Name and Title	Adoption Date	Expiration Date	Aggregate Shares to be Sold (#)
Eric Kelleher President and Chief Operating Officer	June 12, 2026	Earlier of when all shares are sold and September 8, 2027	Indeterminable(1)
Larissa Schwartz Former Chief Legal Officer and Corporate Secretary	July 1, 2026	Earlier of when all shares are sold and January 31, 2027	Indeterminable(2)
Shibu Ninan Chief Accounting Officer	July 8, 2026	Earlier of when all shares are sold and September 30, 2027	Up to 16,956
Brett Tighe Chief Financial Officer	July 15, 2026	Earlier of when all shares are sold and January 28, 2027	Indeterminable(3)
(1) Mr. Kelleher’s 10b5-1 Plan provides for the sale of an indeterminable number of shares of our Class A common stock to be acquired upon the future vesting of RSUs.
(2) Ms. Schwartz’s 10b5-1 Plan provides for the sale of up to 22,778 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs.
(3) Mr. Tighe’s 10b5-1 Plan provides for the sale of up to 59,681 shares of our Class A common stock, plus an indeterminable number of shares to be acquired upon the future vesting of RSUs.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference from Form
3.1	Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to Form S-1 filed on March 13, 2017
3.2	Amended and Restated Bylaws, as adopted on June 20, 2024.	Exhibit 3.1 to Form 8-K filed on June 24, 2024
10.1#	Okta, Inc. 2017 Equity Incentive Plan, as amended.	Exhibit 10.1 to Form 8-K filed on June 23, 2026
10.2#	Amended and Restated Outside Director Compensation Policy, effective as of June 18, 2026.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	Filed herewith
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

Okta, Inc.

August 26, 2026	/s/	Brett Tighe
Brett Tighe
Chief Financial Officer